Form 10-K
period 2019-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2020-02-18
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
Commission File Number: 001-35568 (Healthcare Trust of America, Inc.)
Commission File Number: 333-190916 (Healthcare Trust of America Holdings, LP)
HEALTHCARE TRUST OF AMERICA, INC.
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
(Exact name of registrant as specified in its charter)

Maryland	(Healthcare Trust of America, Inc.)	20-4738467
Delaware	(Healthcare Trust of America Holdings, LP)	20-4738347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320,	Scottsdale,	Arizona	85254	(480)	998-3478	http://www.htareit.com
(Address of principal executive office and zip code)				(Registrant's telephone number, including area code)		(Internet address)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HTA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Healthcare Trust of America, Inc.	☒	Yes	☐	No	Healthcare Trust of America Holdings, LP	☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Healthcare Trust of America, Inc.	☐	Yes	☒	No	Healthcare Trust of America Holdings, LP	☐	Yes	☒	No
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2019, the last business day of the most recently completed second fiscal quarter, was approximately $5,595,914,012, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 10, 2020, there were 216,686,932 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This annual report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2019, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2019, HTA owned a 98.3% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

•
certain accompanying notes to the consolidated financial statements in Item 15 of this Annual Report, including Note 8 - Debt, Note 12 - Stockholders’ Equity and Partners’ Capital, Note 14 - Per Share Data of HTA, and Note 15 - Per Unit Data of HTALP, Note 17 - Tax Treatment of Dividends of HTA, Note 18 - Selected Quarterly Financial Data of HTA and Note 19 - Selected Quarterly Financial Data of HTALP;

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
Since inception, the Company has invested $7.3 billion primarily in MOBs, development projects, land and other healthcare real estate assets that are primarily located in 20 to 25 high quality markets that possess above average economic and socioeconomic drivers. Our portfolio consists of approximately 24.8 million square feet of gross leasable area (“GLA”) throughout the U.S. As of December 31, 2019, approximately 66% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years. As of December 31, 2019, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254, and our telephone number is (480) 998-3478. We maintain a website at www.htareit.com where additional information about us can be accessed. The contents of the site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available, free of charge, at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. These reports are also available in hard copy to any stockholder upon request by contacting our investor relations staff at the number above or via email at info@htareit.com.
HIGHLIGHTS

•	For the year ended December 31, 2019, total revenue decreased 0.6%, or $4.4 million, to $692.0 million, compared to $696.4 million for the year ended December 31, 2018.

•	For the year ended December 31, 2019, net income was $30.8 million, compared to $217.6 million for the year ended December 31, 2018.

•
For the year ended December 31, 2019, net income attributable to common stockholders was $0.14 per diluted share, or $30.2 million, compared to $1.02 per diluted share, or $213.5 million, for the year ended December 31, 2018.

•
For the year ended December 31, 2019, HTA’s FFO, as defined by NAREIT, was $319.7 million, or $1.53 per diluted share, compared to $1.60 per diluted share, or $335.6 million, for the year ended December 31, 2018.

•
For the year ended December 31, 2019, HTALP’s FFO, as defined by NAREIT, was $320.3 million, or $1.53 per diluted OP Unit, compared to $1.62 per diluted OP Unit, or $339.6 million, for the year ended December 31, 2018.

•
For the year ended December 31, 2019, HTA’s and HTALP’s Normalized FFO was $1.64 per diluted share and OP Unit, or $344.3 million, compared to $1.62 per diluted share and OP Unit, or $340.4 million, for the year ended December 31, 2018.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-generally accepted accounting principles (“GAAP”) financial measure.

•	For the year ended December 31, 2019, Net Operating Income (“NOI”) increased 1.0%, or $4.8 million, to $480.6 million, compared to $475.8 million for the year ended December 31, 2018.

•	For the year ended December 31, 2019, Same-Property Cash NOI increased 2.7%, or $12.1 million, to $450.9 million, compared to $438.9 million for the year ended December 31, 2018.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

•
As of year ended December 31, 2019, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 90.8% by GLA, a decrease of 120 basis points, compared to the year ended December 31, 2018, and our occupancy rate was 89.9% by GLA. The leased rate for our Same-Property portfolio was 91.7%.

•
During the year ended December 31, 2019, we executed 3.6 million square feet of GLA of new and renewal leases, or 14.6%, of the total GLA of our portfolio. Tenant retention for the Same-Property portfolio was 83% as of December 31, 2019. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•
During the year ended December 31, 2019, we paid down approximately $97.4 million of our outstanding secured mortgage loans. Additionally, in September 2019, HTALP refinanced $900.0 million in debt at 3.04% per annum blended interest rates by issuing notes due in 2026 and 2030 and paying off notes due in 2021 and 2022.

•
As of December 31, 2019, we had total leverage, measured as debt less cash and cash equivalents to total capitalization, of 28.9%. Total liquidity was $1.2 billion, inclusive of $900.0 million available on our unsecured revolving credit facility, $306.2 million of forward equity agreements, and cash and cash equivalents of $32.7 million as of December 31, 2019.

•
For the year, HTA has now closed $560.5 million of investments totaling approximately 1.6 million square feet of GLA, with expected year-one contractual yields of approximately 6.1%, after operating synergies. These properties were approximately 93% occupied as of closing, and are located within HTA's key markets. Over 55% of these properties are located on or adjacent to hospital campuses, and, all were acquired on a fee-simple basis.

•
During the year ended December 31, 2019, HTA completed the disposition of 4 MOBs for an aggregate gross sales price of $4.9 million, representing approximately 51,000 square feet of total GLA, and generating net losses of approximately $0.2 million.

•
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time. During the year ended December 31, 2019, we repurchased 345,786 shares of our outstanding common stock, for an aggregate amount of approximately $8.5 million under the stock repurchase plan. As of December 31, 2019, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $224.3 million.

•
During 2019, HTA issued a total of approximately 21.6 million shares of common stock under its at-the-market (“ATM”) offering program. Of these, approximately $11.1 million shares settled and the Company received net proceeds of approximately $323.4 million, adjusted for costs to borrow. Accordingly, approximately 10.5 million shares are expected to settle in 2020 for net proceeds of approximately $306.2 million, subject to adjustments as provided for in the forward equity agreements.

•	During 2019, HTA had the following development and redevelopment projects in place:

◦
Developments: During 2019, HTA announced agreements to develop two new on-campus MOBs located in the key markets of Dallas, Texas and Bakersfield, California with anticipated costs of approximately $90 million totaling approximately 191,000 square feet of GLA. The new development projects have anticipated yields of over 6.5%. In total, HTA now has development projects of approximately $112 million totaling approximately 242,000 square feet of GLA and are expected to be more than 72% pre-leased upon completion.

◦
Redevelopments: During 2019, HTA announced plans to redevelop two MOBs located in Los Angeles, California with estimated costs of approximately $20 million totaling approximately 105,000 square feet of GLA. In total, HTA’s redevelopment projects have anticipated costs of approximately $64 million, covering approximately 230,000 square feet of GLA.

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are Valuable for the Future of Healthcare Delivery
The Company is focused on investing in and maintaining a real estate portfolio that consists of well-located MOBs that allow for the efficient delivery of healthcare over the long-term. To date, we have invested $7.3 billion to create one of the largest portfolios (based on GLA) of healthcare real estate that is focused on the MOB sector in the U.S. We look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties that have long-term value for healthcare providers, including those that benefit from their proximity to and/or affiliation with prominent healthcare systems. These healthcare systems typically possess high credit quality and are capable of investing capital into their campuses. We believe our affiliations with these health systems helps ensure long-term tenant demand. As of December 31, 2019, approximately 66% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems.

•
Located in core community outpatient locations. We seek to invest in properties that will have long-term value for healthcare providers, including those that are located in key outpatient medical hubs. These properties benefit from their proximity to attractive patient populations, maintain a mix of physician practices and specialties, and are convenient for patients and physicians alike. In addition, these properties and medical hubs can be centers for healthcare away from hospital campuses while benefiting from the advancement of healthcare technology, which allow for lower cost settings, more services and procedures to be performed away from hospitals, and the growing requirement for convenient healthcare. We believe these factors ensure long-term tenant demand. At December 31, 2019, approximately 34% of our portfolio was located in core community outpatient locations.

•
Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in markets with attractive demographics, economic growth and high barriers to entry which support growing tenant demand. We have developed a strong presence across 20 to 25 key markets since our inception, with approximately 93% of our total GLA located in the top 75 MSAs as of December 31, 2019. In addition, we have developed scale in these key markets, reaching approximately 1 million square feet of GLA in ten of our top 20 key markets, and approximately 0.5 million square feet of GLA in 17 of our top 20 key markets. Our scale in markets has allowed us to create the largest, institutionally owned asset management platform in the sector, which includes leasing, property management, building maintenance, construction, and development capabilities. In each of these markets, we have established a strong full-service operating platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development firms that have led to investment and leasing opportunities. Our asset management platform utilizes our scale to provide services to our properties at cost effective rates and with a focus on generating cost efficiencies and superior service for our tenants.

•
Occupied with limited near term leasing risks. We seek to invest in and maintain well-occupied properties that we believe are critical to the delivery of healthcare within that specific market. As of December 31, 2019, our portfolio was 90.8% leased. We believe this creates tenant demand that supports higher occupancy and drives strong, long-term tenant retention as hospitals and physicians are generally reluctant to move or relocate, as evidenced by our Same-Property portfolio tenant retention rate of 83% as of the year ended December 31, 2019.

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

•
Credit-worthy tenants. Our primary tenants are healthcare systems, academic medical centers and leading physician groups. These groups typically have strong and stable financial performance, which we believe helps ensure stability in our long-term rental income and tenant retention. As of December 31, 2019, 58% of our annual base rent was derived from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy based on our internal underwriting and due diligence, but do not have the size to benefit from a formal credit rating by a nationally recognized rating agency.

Internal Growth through Proactive In-House Property Management and Leasing
Our asset management and leasing platform operated approximately 23.5 million square feet of GLA, or 95% of our total portfolio. This is a significant increase since our public listing on the New York Stock Exchange (“NYSE”) in 2012 when we managed approximately 8.8 million square feet, or 70%, of our GLA. We believe this direct asset management approach allows us to maximize our internal growth by improving occupancy, achieving operating efficiencies and creating long-term tenant relationships at our properties, resulting in optimized rental rates. Specific components of our overall asset management strategy include:

•
Maintaining regional offices in markets where we have a significant presence. HTA has 31 local offices primarily located within our key markets across the U.S., including its corporate headquarters in Scottsdale, Arizona.

•	Creating local relationships with local healthcare providers, including national and regional healthcare systems, physicians and other providers.

•
Maintaining or increasing our average rental rates, actively leasing vacant space and reducing leasing concessions. These leasing results contributed to an average of 2.5% of Same-Property Cash NOI growth each quarter during the year ended December 31, 2019.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital to remain competitive within our markets. During the year ended December 31, 2019, we achieved tenant retention for the Same-Property portfolio of 83%.

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

Actively Maintain Conservative Capital Structure
We have and continue to actively manage our balance sheet to maintain an attractive investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility, which ultimately hedges against inherent risk and provides us with attractive capital sources that allow us to take advantage of strategic external growth opportunities. In addition, we may also strategically dispose of properties that we believe no longer align with our strategic growth objectives in order to redeploy the capital generated by these dispositions into higher yielding MOBs that we believe have better longer-term growth prospects. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:

•	Maintain a low leverage ratio. Our leverage ratio, measured as debt less cash and cash equivalents to total capitalization, was 28.9% as of December 31, 2019.

•
Maintain a high level of liquidity. As of December 31, 2019, we had approximately $1.2 billion of liquidity, primarily consisting of $900.0 million available on our unsecured revolving credit facility, $306.2 million of forward equity agreements, and $32.7 million of cash and cash equivalents.

•	Utilize multiple capital sources, including public debt and equity, unsecured bank loans and secured property level debt.

•
Maintain well-laddered debt maturities, which extend through 2030 with no significant exposure in any one year. As of December 31, 2019, the weighted average remaining term of our debt portfolio was 6.3 years, including extension options.

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
The U.S. population is experiencing significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they age. Between 2020 and 2030, the U.S. population over 65 years of age is projected to increase by almost 31% and total over 20% of the U.S. population. Individuals of this age spend the highest amounts on healthcare, averaging more than $6,800 per individual over the age of 65 according to a 2018 Consumer Expenditure Survey. This compares to healthcare expenditures of approximately $1,200 per year for individuals 25 and under. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which should continue to support MOB demand in the long term.

Projected U.S. Population Aged 65+
(2010 - 2060f)
120.0
100.0
80.0
60.0
40.0
20.0
0.0
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2010
2015
2016
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

2019 U.S. Population By Generation

Millennials
88.7M
Gen X
82.9M
Boomers
72.8M
Silents
35.3M
25
23
21
19
17
15
13
11
9
7
21.1
21.9
23.6
22.1
21.6
19.7
20.7
20.9
21.9
20.3
17.1
13.4
9.3
12.7
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50-54
55-59
60-64
65-69
70-74
75-79
80+
$1,206
$3,072
$4,317
$5,138
$5,743
$6,711
$6,930
Average Annual Healthcare Spending Per Person

Sources: U.S. Bureau of Labor Statistics

* Millennial population figure partially includes Generation Z

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
310,000
300,000
290,000
280,000
270,000
260,000
250,000
240,000
230,000
220,000
210,000
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

Sources: U.S. Census Bureau, Current Population, Annual Social and Economic Supplements

As a result of these factors, the healthcare sector is one of the fastest growing sectors of the U.S. economy and is growing faster than GDP. According to the latest data from 2018, Americans spent nearly $3.6 trillion, or 17.7%, of total GDP, on healthcare expenditures in 2018, an increase of 4.6% over the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $6.0 trillion by 2027. Healthcare expenditures are projected to grow an average of 5.5% annually through 2027 and account for 19.4% of GDP by 2027. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective healthcare which generally takes place in outpatient settings such as MOBs.

National Healthcare Expenditures
(2007 - 2027f)
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019f
2020f
2021f
2022f
2023f
2024f
2025f
2026f
2027F
Total National Health Expenditures
Spending as a % of GDP

Sources: U.S. Centers for Medicare & Medicaid Services

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions during that period. Healthcare-related jobs are among the fastest growing occupations, projected to increase by 14% between 2018 and 2028, significantly higher than the general U.S. employment growth projection of 5%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects ten out of the top twenty occupations with the highest growth for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

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

PORTFOLIO OF PROPERTIES
As of December 31, 2019, our portfolio consisted of approximately 24.8 million square feet of GLA, with a leased rate of 90.8% (includes leases which have been executed, but which have not yet commenced).
Our properties were primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These properties include leading health systems, such as Highmark-Allegheny Health Network, Baylor Scott & White Health, Hospital Corporation of America, Tenet Healthcare Corporation and Ascension. The Company is the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.4 million square feet of GLA, or 66%, of our portfolio located in these locations. The remaining 34% are located in core community outpatient locations where healthcare is increasingly being delivered.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Medical Office Buildings
Single-tenant	116	22	6,306	25.5%	$161,773	26.3%
Multi-tenant	324	33	17,156	69.3	414,921	67.4
Other Healthcare Facilities
Hospitals	15	8	954	3.8	32,960	5.4
Senior care	3	2	355	1.4	5,507	0.9
Total	458	33	24,771	100%	$615,161	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
SIGNIFICANT TENANTS
As of December 31, 2019, none of the tenants at our properties accounted for more than 4.4% of our annualized base rent. The table below shows our key health system relationships as of December 31, 2019.

Health System (1)	Weighted Average Remaining Lease Term (2)	Total Leased GLA (3)	Percent of Leased GLA	Annualized Base Rent (3)(4)	Percent of Annualized Base Rent
Highmark-Allegheny Health Network	9	974	4.4%	$24,205	4.4%
Baylor Scott & White Health	6	882	4.0	24,072	4.4
HCA Healthcare	6	695	3.1	20,029	3.6
Tenet Healthcare Corporation	7	513	2.3	12,876	2.3
Ascension	4	486	2.2	11,303	2.1
Tufts Medical Center	8	255	1.2	10,932	2.0
Steward Health Care	7	383	1.7	10,118	1.8
Community Health Systems	7	426	1.9	8,899	1.6
AdventHealth	3	365	1.6	8,510	1.6
CommonSpirit Health	9	352	1.6	7,616	1.4
Emblem Health	15	281	1.3	7,280	1.3
Harbin Clinic	8	313	1.4	6,898	1.3
Mercy Health	7	270	1.2	6,822	1.2
Atrium Health	1	210	0.9	6,397	1.2
UNC Health Care	7	235	1.1	6,293	1.1
		6,640	29.9%	$172,250	31.3%

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

GEOGRAPHIC CONCENTRATION
As of December 31, 2019, our portfolio was concentrated in key markets that we have determined to be strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Investment (1)	Percent of Investment	Total GLA (1)	Percent of Portfolio	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Dallas, TX	$850,274	11.6%	2,053	8.3%	$57,689	9.4%
Houston, TX	455,459	6.2	1,667	6.7	40,104	6.5
Boston, MA	397,693	5.4	965	3.9	32,931	5.4
Tampa, FL	347,764	4.8	952	3.9	24,974	4.1
Hartford/New Haven, CT	344,604	4.7	1,165	4.7	26,075	4.2
Atlanta, GA	338,886	4.6	1,120	4.5	27,098	4.4
Orange County/Los Angeles, CA	323,424	4.4	719	2.9	24,307	4.0
Indianapolis, IN	281,769	3.9	1,396	5.6	27,344	4.4
Phoenix, AZ	267,781	3.7	1,316	5.3	32,763	5.3
Denver, CO	265,807	3.6	607	2.5	19,464	3.2
New York, NY	256,144	3.5	615	2.5	17,000	2.8
Chicago, IL	231,178	3.2	454	1.8	14,661	2.4
Miami, FL	224,023	3.1	997	4.0	26,442	4.3
Raleigh, NC	223,796	3.1	622	2.5	17,312	2.8
Charlotte, NC	198,287	2.7	828	3.3	17,511	2.8
Albany, NY	170,071	2.3	833	3.4	16,882	2.7
Austin, TX	164,425	2.3	409	1.7	9,438	1.5
Orlando, FL	156,300	2.1	513	2.1	11,505	1.9
Pittsburgh, PA	148,612	2.0	1,094	4.4	26,421	4.3
Milwaukee, WI	116,082	1.6	368	1.5	6,931	1.1
Top 20 MSAs	5,762,379	78.8	18,693	75.5	476,852	77.5
Additional Top MSAs	1,133,923	15.5	4,364	17.6	97,465	15.9
Total Key Markets & Top 75 MSAs	$6,896,302	94.3%	23,057	93.1%	$574,317	93.4%

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
Healthcare Legislation.  In March 2010, President Obama signed the Affordable Care Act (the “ACA”) into law. The ACA, along with other healthcare reform efforts, has resulted in comprehensive healthcare reform in the U.S. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The ACA expanded reporting requirements and responsibilities related to facility ownership and management, patient safety, quality of care, and certain financial transactions, including payments by the pharmaceutical and medical industry to doctors and teaching hospitals. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations to us.
The ACA has faced numerous judicial, legislative and executive challenges. Although there continue to be judicial challenges to the ACA, the Supreme Court has thus far upheld the ACA, including in their June 25, 2015 ruling on King v. Burwell. However, President Trump and Congressional Republicans promised they would seek the repeal of the ACA. On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the ACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the ACA. While no full repeal bills have passed both chambers of Congress, the 2017 Tax Cuts and Jobs Act eliminated the tax penalty associated with a key provision of the ACA known as the “individual mandate” beginning January 1, 2019. On December 14, 2018, a Texas federal district court judge, in the case of Texas v. Azar, declared the ACA unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the ACA. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the ACA’s “individual mandate” was unconstitutional but sent the case back to the District Court for further analysis of whether the entire ACA is also rendered unconstitutional. The ACA will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the ACA could be struck down, which creates risk for the health care industry. We cannot predict whether any future attempts to amend or repeal the ACA will be successful. The future of the ACA is uncertain and any changes to existing laws and regulations, including the ACA’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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
Amendments to or repeal of the ACA and regulatory changes could impose further limitations on government and private payments to healthcare providers. The ACA expanded Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level. While the federal government agreed to pay the Medicaid expansion costs for newly eligible beneficiaries from 2014 through 2016, the federal government’s portion began declining in 2017. Further, the U.S. Supreme Court held in 2012 that states could not be required to expand their Medicaid programs, which has resulted in some states deciding not to expand their Medicaid programs. More recently, the Trump administration has enacted, or is considering enacting, measures designed to reduce Medicaid expenditures. In some other cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Efforts to reduce costs will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, TRICARE, Medicaid and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.
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
Fraud and Abuse Laws.  There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Additionally, the ACA includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, among others:

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
Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. Our leases require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
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
EMPLOYEES
As of December 31, 2019, we had 303 employees, of which less than 1% are subject to a collective bargaining agreement.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”) applicable to us may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
provisions under Subtitle 8 of Title 3 of the MGCL that permit our Board of Directors, without our stockholders’ approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses;

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

Pursuant to a resolution adopted by our Board of Directors, we are prohibited from classifying the Board under Subtitle 8 unless stockholders entitled to vote generally in the election of directors approve a proposal to repeal such resolution by the affirmative of a majority of the votes cast on the matter. In the case of the business combination provisions of the MGCL, our Board of Directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our Board. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, we have opted out of these provisions pursuant to a provision in our bylaws. We may, however, by amendment to our bylaws, opt in to the control share provisions of the MGCL. We may also choose to adopt other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of our stockholders.
Risks Related to Investments in Real Estate and Other Real Estate Related Assets
We are dependent on the financial stability of our tenants.
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases. Although 58% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a tenants’ credit rating (or its’ parents credit rating) is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and we may incur substantial costs in protecting our investment and re-leasing our property, and we may not be able to re-lease the property for the rent previously received, if at all. Lease terminations and expirations could also reduce the value of our properties.
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
We face possible risks and costs associated with the effects of climate change and severe weather.
We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, many of our properties are located along the east coast of the U.S. and in Texas. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties, tenant disruption or displacement, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income. There can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations, or business.
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
As of December 31, 2019, we held interests in MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2019, these properties represented 37% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.
Our real estate development, redevelopment and construction platform is subject to risks that could adversely impact our results of operations.
A component of our current growth strategy is, when appropriate, to pursue accretive development and redevelopment projects. However, there are inherent risks associated with these development and redevelopment projects, including, but not limited to, the following:

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
If we make additional investments in notes secured by real estate or other collateral, we will be at risk of loss on those investments, including losses as a result of borrower defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate as described elsewhere under this heading. Furthermore, if there are borrower defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the properties under our mortgage loans quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. In the event of a borrower default, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Additionally, if we acquire property by foreclosure following a borrower default under our mortgage loan investments, we will have the economic and liability risks as the owner described above. Thus, we do not know whether the values of the property securing any of our investments in real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties decline, our risk will increase and the value of our interests may decrease.
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
Many of our medical properties and our tenants may require a license or multiple licenses or a CON to operate. Failure to obtain a license or a CON or loss of a required license or a CON would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services, or acquisition of medical equipment, and the construction of facilities that serve the healthcare industry, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in the loss of authority to operate the facility and require a new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
Comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations, the market price of our common stock and our ability to pay distributions to stockholders.
In March 2010, then President Obama signed the Affordable Care Act (the “ACA”). The ACA, along with other healthcare reform efforts, has resulted in comprehensive healthcare reform in the U.S. through a phased approach, which began in 2010 and concluded in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. During the 2016 Presidential and Congressional campaigns, Republicans promised they would seek the repeal of the ACA. On January 20, 2017, then newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the ACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the law. While no full repeal bills have passed both chambers of Congress, the 2017 Tax Cuts and Jobs Act eliminated the tax penalty associated with a key provision of the ACA known as the “individual mandate” beginning January 1, 2019. On December 14, 2018, a Texas federal district court judge, in the case of Texas v. Azar, declared the ACA unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the ACA. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the ACA’s “individual mandate” was unconstitutional but sent the case back to the District Court for further analysis of whether the entire ACA is also rendered unconstitutional. The ACA will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the ACA could be struck down, which creates risk for the health care industry. We cannot predict whether any of these attempts to amend or repeal the law will be successful. The future of the ACA is uncertain and any changes to existing laws and regulations, including the ACA’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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
As of December 31, 2019, we had total debt outstanding of $2.7 billion. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long term. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.
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
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.
We expect current and future borrowings under our unsecured term loans, which are hedged, and our unsecured revolving credit facility to be based on LIBOR.  In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices with support lasting through 2021. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or hedge transactions extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.  Also, if we intend to hedge our LIBOR denominated debt, we cannot predict whether hedging opportunities will exist on acceptable terms.

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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $7.3 billion primarily in MOBs, development projects, land and other healthcare real estate assets that serve the healthcare industry through December 31, 2019. As of December 31, 2019, our portfolio consisted of approximately 24.8 million square feet of GLA, with a leased rate of 90.8% (includes leases which have been executed, but which have not yet commenced). Approximately 66% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of the total GLA as of December 31, 2019. All but two of our properties are 100% owned.
As of December 31, 2019, we owned fee simple interests in properties representing 63.0% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 37% of our total GLA. As of December 31, 2019, these leasehold interests had an average remaining term of 47.3 years, excluding available extension options.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Expiring Leases	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent
Month-to-month	220	359	1.6%	$9,050	1.5%
2020	671	2,019	9.0	53,082	8.6
2021	773	2,696	12.0	67,438	11.0
2022	535	2,356	10.5	60,133	9.8
2023	413	2,201	9.8	49,060	8.0
2024	365	1,987	8.8	51,333	8.3
2025	249	1,455	6.5	38,800	6.3
2026	220	1,463	6.5	31,896	5.2
2027	201	2,111	9.4	58,098	9.4
2028	128	1,229	5.4	30,863	5.0
2029	187	1,602	7.1	37,709	6.1
Thereafter	226	3,015	13.4	127,699	20.8
Total	4,188	22,493	100%	$615,161	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) Amounts presented in thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2019:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Texas	4,780	19.3%	$121,695	19.8%
Florida	2,760	11.1	70,976	11.5
Arizona	1,531	6.2	37,078	6.0
Indiana	1,811	7.3	36,034	5.9
North Carolina	1,450	5.9	34,824	5.7
Massachusetts	965	3.9	32,931	5.4
New York	1,390	5.6	32,150	5.2
Pennsylvania	1,350	5.4	31,155	5.1
Georgia	1,192	4.8	29,832	4.8
California	909	3.7	28,612	4.7
Connecticut	1,165	4.7	26,075	4.2
Colorado	607	2.5	19,464	3.2
Ohio	839	3.4	16,697	2.7
Illinois	454	1.8	14,661	2.4
Tennessee	524	2.1	12,571	2.0
Missouri	355	1.4	9,839	1.6
South Carolina	297	1.2	7,203	1.1
Alabama	319	1.3	7,075	1.2
Wisconsin	368	1.5	6,931	1.1
Michigan	203	0.8	5,644	0.9
Virginia	221	0.9	5,284	0.9
Maryland	181	0.7	4,729	0.8
Hawaii	145	0.6	4,527	0.7
Oklahoma	186	0.8	4,047	0.7
New Mexico	142	0.6	2,402	0.4
Kansas	67	0.3	2,262	0.4
Minnesota	158	0.6	2,142	0.3
Utah	112	0.5	2,044	0.3
Nevada	73	0.3	1,801	0.3
New Jersey	57	0.2	1,732	0.3
Mississippi	80	0.3	1,443	0.2
Idaho	57	0.2	724	0.1
Oregon	23	0.1	577	0.1
Total	24,771	100%	$615,161	100%

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
Stockholders
As of February 10, 2020, HTA had 1,992 stockholders of record.
Stock Performance Graph
The graph below compares the cumulative returns of HTA, US REIT (RMS) Index, S&P 500 Index and SNL U.S. REIT Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2019. All periods prior to 2015 have been adjusted retroactively to reflect the reverse stock split effective December 15, 2014. The total returns assume dividends are reinvested.

HTA Total Returns (Since Listing)

170%
150%
130%
110%
90%
70%
50%
30%
10%
-10%
1/16/2013
7/16/2013
1/16/2014
7/16/2014
1/16/2015
7/16/2015
1/16/2016
7/16/2016
1/16/2017
7/16/2017
1/16/2018
7/16/2018
1/16/2019
7/16/2019
S&P:188%
HTA:114%
RMS:101%
SNL HC REIT Index:84%
HTA
US REIT Index (RMS)
S&P 500
SNL HC REIT

*As of 12.31.19

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2019, there were no repurchases of our common stock.
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
Healthcare Trust of America, Inc.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data as of December 31:
Real estate investments, net	$6,045,801	$5,665,621	$5,947,874	$3,503,020	$2,959,468
Total assets	6,638,749	6,188,476	6,449,582	3,747,844	3,172,300
Debt	2,749,775	2,541,232	2,781,031	1,768,905	1,590,696
Noncontrolling interests	72,635	78,890	84,666	93,143	27,534
Total equity	3,430,644	3,334,914	3,363,448	1,780,417	1,406,958
Statement of Operations Data:
Total revenues	$692,040	$696,426	$613,990	$460,928	$403,822
Rental expenses	211,479	220,617	192,147	143,751	123,390
Net income attributable to common stockholders	30,154	213,463	63,916	45,912	32,931
Net income attributable to common stockholders per share - basic	0.15	1.04	0.35	0.34	0.26
Net income attributable to common stockholders per share - diluted	0.14	1.02	0.34	0.33	0.26
Statement of Cash Flows Data:
Cash flows provided by operating activities	$340,394	$337,396	$307,543	$203,695	$191,095
Cash flows (used in) provided by investing activities (1)	(667,289)	176,309	(2,455,096)	(608,393)	(274,171)
Cash flows provided by (used in) financing activities	230,981	(498,735)	2,241,068	400,781	80,826
Other Data:
Dividends declared to stockholders	$260,593	$253,699	$227,024	$164,221	$147,539
Dividends declared per share	1.25	1.23	1.21	1.19	1.17
Dividends paid in cash to stockholders	256,117	252,651	207,087	159,174	146,372
FFO attributable to common stockholders (2)	319,738	335,565	284,226	215,570	188,206
Normalized FFO attributable to common stockholders (2)	344,272	340,400	301,957	225,221	195,920
NOI (3)	480,561	475,809	421,843	317,177	280,432

(1) The amounts for 2015-2016 differ from amounts previously reported in our Annual Report for the years ended December 31, 2015 and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

(2) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measures.

(3) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present this non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	Year Ended December 31,
(In thousands, except per unit data)	2019	2018	2017	2016	2015
Balance Sheet Data as of December 31:
Real estate investments, net	$6,045,801	$5,665,621	$5,947,874	$3,503,020	$2,959,468
Total assets	6,638,749	6,188,476	6,449,582	3,747,844	3,172,300
Debt	2,749,775	2,541,232	2,781,031	1,768,905	1,590,696
Total partners’ capital	3,430,644	3,334,914	3,363,448	1,780,417	1,406,958
Statement of Operations Data:
Total revenues	$692,040	$696,426	$613,990	$460,928	$403,822
Rental expenses	211,479	220,617	192,147	143,751	123,390
Net income attributable to common unitholders	30,692	217,537	65,454	47,227	33,445
Net income attributable to common unitholders per unit - basic	0.15	1.04	0.35	0.34	0.26
Net income attributable to common unitholders per unit - diluted	0.15	1.04	0.35	0.34	0.26
Statement of Cash Flows Data:
Cash flows provided by operating activities	$340,394	$337,396	$307,543	$203,695	$191,095
Cash flows (used in) provided by investing activities (1)	(667,289)	176,309	(2,455,096)	(608,393)	(274,171)
Cash flows provided by (used in) financing activities	230,981	(498,735)	2,241,068	400,781	80,826
Other Data:
Distributions declared to general partner	$260,593	$253,699	$227,024	$164,221	$147,539
Distributions declared per unit	1.25	1.23	1.21	1.19	1.17
Distributions paid in cash to general partner	256,117	252,651	207,087	159,174	146,372
FFO attributable to common OP Unitholders (2)	320,276	339,639	285,764	216,885	188,720
Normalized FFO attributable to common OP Unitholders (2)	344,272	340,400	301,957	225,221	195,920
NOI (3)	480,561	475,809	421,843	317,177	280,432

(1) The amounts for 2015-2016 differ from amounts previously reported in our Annual Report for the years ended December 31, 2015 and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

(2) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measures.

(3) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of December 31, 2019 and 2018, together with results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017.
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
Forward-Looking Statements
Certain statements contained in this Annual Report constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Such statements include, in particular, statements about our plans, strategies, prospects and estimates regarding future MOB market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Since 2006, we have invested $7.3 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 24.8 million square feet of GLA throughout the U.S. Approximately 66% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of our total GLA as of December 31, 2019. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of December 31, 2019, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the year ended December 31, 2019, total revenue decreased 0.6%, or $4.4 million, to $692.0 million, compared to $696.4 million for the year ended December 31, 2018.

•	For the year ended December 31, 2019, net income was $30.8 million, compared to $217.6 million for the year ended December 31, 2018.

•
For the year ended December 31, 2019, net income attributable to common stockholders was $0.14 per diluted share, or $30.2 million, compared to $1.02 per diluted share, or $213.5 million, for the year ended December 31, 2018.

•
For the year ended December 31, 2019, HTA’s FFO, as defined by NAREIT, was $319.7 million, or $1.53 per diluted share, compared to $1.60 per diluted share, or $335.6 million, for the year ended December 31, 2018.

•
For the year ended December 31, 2019, HTALP’s FFO, as defined by NAREIT, was $320.3 million, or $1.53 per diluted OP Unit, compared to $1.62 per diluted OP Unit, or $339.6 million, for the year ended December 31, 2018.

•
For the year ended December 31, 2019, HTA’s and HTALP’s Normalized FFO was $1.64 per diluted share and OP Unit, or $344.3 million, compared to $1.62 per diluted share and OP Unit, or $340.4 million, for the year ended December 31, 2018.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2019, NOI increased 1.0%, or $4.8 million, to $480.6 million, compared to $475.8 million for the year ended December 31, 2018.

•	For the year ended December 31, 2019, Same-Property Cash NOI increased 2.7%, or $12.1 million, to $450.9 million, compared to $438.9 million for the year ended December 31, 2018.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.4 million square feet of GLA, or 66% of our portfolio, located in these locations. The remaining 34% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of December 31, 2019, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of December 31, 2019, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 0.5 million square feet of GLA in 17 of our top 20 key markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
During the year ended December 31, 2019, HTA has closed $560.5 million of investments totaling approximately 1.6 million square feet of GLA, with expected year-one contractual yields of approximately 6.1%, after operating synergies. These properties were approximately 93% occupied as of closing, and are located within HTA's key markets. Over 55% of these properties are located on or adjacent to hospital campuses, and, all were acquired on a fee-simple basis.

•
During the year ended December 31, 2019, HTA completed the disposition of 4 MOBs, located in Hilton Head, South Carolina and Santa Fe, New Mexico for an aggregate gross sales price of $4.9 million, representing approximately 51 thousand square feet of GLA, and generating net losses of $0.2 million.

•
During the year ended December 31, 2019, we announced agreements to develop two new on-campus MOBs located in the key markets of Dallas, Texas and Bakersfield, California with anticipated costs of approximately $90 million totaling approximately 191,000 square feet of GLA. The new development projects are expected to be more than 73% pre-leased with anticipated yields over 6.5%. Additionally in 2019, HTA announced plans to redevelop two MOBs located in Los Angeles, California with estimated costs of approximately $20 million totaling approximately 105,000 square feet of GLA.

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

•
As of December 31, 2019, our in-house asset management and leasing platform operated approximately 23.5 million square feet of GLA, or 95%, of our total portfolio, a significant increase from 8.8 million square feet, or 70%, of GLA managed in-house in 2012.

•	As of December 31, 2019, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 90.8% by GLA, and our occupancy rate was 89.9% by GLA.

•	We entered into new and renewal leases on approximately 3.6 million square feet of GLA, or 14.6%, of the GLA of our total portfolio, during the year ended December 31, 2019.

•
During the year ended December 31, 2019, tenant retention for the Same-Property portfolio was 83%, which included approximately 3.2 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2019, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 28.9%. Total liquidity was $1.2 billion, inclusive of $900.0 million available on our unsecured revolving credit facility, $306.2 million of forward equity agreements, and cash and cash equivalents of $32.7 million as of December 31, 2019.

•	As of December 31, 2019, the weighted average remaining term of our debt portfolio was 6.3 years, including extension options.

•	During the year ended December 31, 2019, we paid down approximately $97.4 million of outstanding secured mortgage loans.

•
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During the year ended December 31, 2019, we repurchased 345,786 shares of our outstanding common stock, at an average price of $24.65 per share, for an aggregate amount of approximately $8.5 million, pursuant to this stock repurchase plan. As of December 31, 2019, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $224.3 million.

•	In November 2019, we refreshed our at the market ("ATM") offering program of common stock for an additional aggregate sales amount of up to $750.0 million.

•
During the year ended December 31, 2019, we issued a total of approximately 21.6 million shares of common stock under our ATM. Of these, 11.1 million shares settled and we received net proceeds of approximately $323.4 million, adjusted for costs to borrow equating to a net price to us of $29.14 per share of common stock. Accordingly, approximately 10.5 million shares are expected to settle in 2020 for net proceeds of approximately $306.2 million, subject to adjustments as provided in the forward equity agreements.

•	On February 13, 2020, our Board of Directors announced a quarterly dividend of $0.315 per share of common stock and per OP Unit.
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
Revenue Recognition
Rental revenue is our primary source of revenue. At the inception of a new lease we assess the terms and conditions to determine proper classification. If the estimates utilized by us in our assessment were different, then our lease classification for accounting purposes may have been different, which could impact the timing and amount of revenue recognized. We recognize rental revenue from operating leases on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Effective January 1, 2018, with the adoption of Topic 606 - Revenue from Contracts with Customers, the revenue recognition process is based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For more detailed information on Topic 606, see Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements in Part IV, Item 15.
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
As a lessor, we lease space in our MOBs primarily to medical enterprises. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our accompanying consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
Leases, for which we are the lessee, are classified as separate components on our accompanying consolidated balance sheets. Operating leases are included as right-of-use (“ROU”) assets - operating leases, net, with a corresponding lease liability - operating leases. Financing leases are included in receivables and other assets, net with a corresponding lease liability in security deposits, prepaid rent and other liabilities. A lease liability is recognized for our obligation related to the lease and an ROU asset represents our right to use the underlying asset over the lease term. For more detailed information on Topic 842, see Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements in Part IV, Item 15.
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
Investment Activity
During the years ended December 31, 2019, 2018 and 2017, we had investments with an aggregate purchase price of $560.5 million, $17.8 million and $2.7 billion, respectively. During the years ended December 31, 2019, 2018 and 2017, we had dispositions with an aggregate gross sales price of $4.9 million, $308.6 million and $85.2 million, respectively. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
As of December 31, 2019 and 2018, we owned and operated approximately 24.8 million and 23.2 million square feet of GLA, respectively, with a leased rate of 90.8% and 92.0%, respectively (which includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 89.9% and 91.0%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the years ended December 31, 2019 and 2018, respectively, is set forth below:

	Year Ended December 31,
	2019	2018	Change	% Change
Revenues:
Rental income	$691,527	$696,030	$(4,503)	(0.6)%
Interest and other operating income	513	396	117	29.5
Total revenues	692,040	696,426	(4,386)	(0.6)
Expenses:
Rental	211,479	220,617	(9,138)	(4.1)
General and administrative	41,360	35,196	6,164	17.5
Transaction	2,350	1,003	1,347	NM
Depreciation and amortization	290,384	279,630	10,754	3.8
Interest expense	96,632	101,849	(5,217)	(5.1)
Impairment	—	8,887	(8,887)	NM
Total expenses	642,205	647,182	(4,977)	(0.8)
(Loss) gain on sale of real estate, net	(154)	165,977	(166,131)	NM
(Loss) gain on extinguishment of debt, net	(21,646)	242	(21,888)	NM
Income from unconsolidated joint venture	1,882	1,735	147	8.5
Other income	841	428	413	96.5
Net income	$30,758	$217,626	$(186,868)	(85.9)%

NOI	$480,561	$475,809	$4,752	1.0%
Same-Property Cash NOI	$450,912	$438,856	$12,056	2.7%
Comparison of the years ended December 31, 2018 and 2017, respectively, and related discussions can be found in the Item 7. MD&A section under the Results of Operations header in our Annual Report on Form 10-K as filed on February 19, 2019 for the year ended December 31, 2018.
Rental Income
For the years ended December 31, 2019 and 2018, respectively, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018	Change	% Change
Contractual rental income	$658,231	$667,407	$(9,176)	(1.4)%
Straight-line rent and amortization of above and (below) market leases	18,653	16,401	2,252	13.7
Other rental revenue	14,643	12,222	2,421	19.8
Total rental income	$691,527	$696,030	$(4,503)	(0.6)%
Contractual rental income, which includes expense reimbursements, decreased 9.2 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to $17.4 million of reduced contractual rent as a result of buildings we sold during 2018 and 2019 and $13.9 million of tenant paid property tax recorded in 2018 that we no longer record due to the adoption of Topic 842, partially offset by $12.9 million of additional contractual rental income from our 2018 and 2019 acquisitions, and contractual rent increases for the year ended December 31, 2019.

Average starting and expiring base rents for new and renewal leases consisted of the following for the years ended December 31, 2019 and 2018, respectively (in thousands, except in average base rents per square foot of GLA):

	Year Ended December 31,
	2019	2018
New and renewal leases:
Average starting base rents	$24.18	$23.30
Average expiring base rents	23.37	22.67

Square feet of GLA	3,608	2,830
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2019 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the years ended December 31, 2019 and 2018, respectively (in per square foot of GLA):

	Year Ended December 31,
	2019	2018
New leases:
Tenant improvements	$30.65	$25.38
Leasing commissions	3.16	1.88
Tenant concessions	3.63	1.48
Renewal leases:
Tenant improvements	$11.55	$7.29
Leasing commissions	2.26	1.08
Tenant concessions	0.50	0.59
The average term for new and renewal leases executed consisted of the following for the years ended December 31, 2019 and 2018, respectively (in years):

	Year Ended December 31,
	2019	2018
New leases	7.3	7.3
Renewal leases	7.2	5.8
Rental Expenses
For the years ended December 31, 2019 and 2018, rental expenses attributable to our properties were $211.5 million and $220.6 million, respectively. The decrease in rental expenses is primarily due to $13.9 million of tenant paid property taxes recorded in 2018 that we no longer record due to the adoption of Topic 842, partially offset by $4.8 million of additional rental expenses associated with our 2018 and 2019 acquisitions for the year ended December 31, 2019.
General and Administrative Expenses
For the years ended December 31, 2019 and 2018 general and administrative expenses were $41.4 million and $35.2 million, respectively. These increases were primarily due to an increase in non-cash compensation expense and an overall increase in head count due to the continued growth of the company as well as initial direct costs formerly capitalized under Topic 840 that do not meet capitalization criteria under Topic 842. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the years ended December 31, 2019 and 2018, transaction expenses were $2.4 million and $1.0 million, respectively. The increase in 2019 compared to 2018 was primarily due to increased acquisition activity in 2019 as compared to 2018.
Depreciation and Amortization Expense
For the years ended December 31, 2019 and 2018, depreciation and amortization expense was $290.4 million and $279.6 million, respectively. These increases were associated with our 2018 and 2019 investments, partially offset by buildings we sold during 2018 and 2019.

Impairment
During the year ended December 31, 2019, we recorded no impairment charges. During the year ended December 31, 2018, we recorded impairment charges of $8.9 million which related to six MOBs located in Tennessee, Texas and South Carolina.
Interest Expense
Interest expense decreased by $5.2 million during the year ended December 31, 2019 compared to 2018. For the year ended December 31, 2019, the decrease was primarily the result of refinancing $900 million in long-term senior unsecured notes in September 2019. The issuance included $650.0 million in new 3.10% Senior Notes due 2030, and an additional issuance of $250.0 million in HTA's existing 3.50% Senior Notes due 2026 at a yield to maturity of 2.89%. Net proceeds from the issuance were used to redeem the $300.0 million in 3.375% Senior Notes due 2021 and the $400.0 million in 2.95% Senior Notes due 2022, and to pay down the unsecured revolving credit facility.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
(Loss) Gain on Sale of Real Estate
For the year ended December 31, 2019, we realized a net loss of $0.2 million from the disposition of four MOBs located in South Carolina and New Mexico. For the year ended December 31, 2018, we realized a net gain on the sale of real estate of $166.0 million. These gains were primarily the result of the Greenville Disposition. See Note 4 - Dispositions and Impairment in the accompanying consolidated financial statements in Part IV, Item 15 for more detail on the Greenville Disposition.
Gain (loss) on Extinguishment of Debt
For the year ended December 31, 2019, we realized a net loss on the extinguishment of debt of $21.6 million. For the year ended December 31, 2018, we realized a net gain on the extinguishment of debt of $0.2 million, respectively. The loss in 2019 was related to make-whole provisions in debt we settled. The gain in 2018 was primarily due to the prepayment of fixed rate mortgages which we had associated above market debt, partially offset by a loss on extinguishment of debt related to the Greenville Disposition.
Net Income
Net income decreased $186.9 million to $30.8 million for the year ended December 31, 2019, compared to $217.6 million for the year ended December 31, 2018. This decrease was primarily the result of the $21.6 million loss on extinguishment of debt for the year ended December 31, 2019 and the $166.0 million net gain on the sale of real estate we realized during the year ended December 31, 2018 offset by continued growth in our operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
NOI increased $4.8 million to $480.6 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily due to $10.3 million of additional NOI from our 2018 and 2019 acquisitions for the year ended December 31, 2019, partially offset by a decrease in NOI as a result of the buildings we sold during 2018 and 2019 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $12.1 million, or 2.7%, to $450.9 million for the year ended December 31, 2019, compared to $438.9 million for the year ended December 31, 2018. These increases were primarily the result of rent escalations and improved operating efficiencies offset by a slight decrease in average occupancy.
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by NAREIT. NAREIT defines FFO as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property and impairment write-downs of depreciable assets, plus depreciation and amortization related to investments in real estate, and after adjustments for unconsolidated partnerships and joint ventures. Since FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2019 and 2018, respectively (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Net income attributable to common stockholders	$30,154	$213,463
Depreciation and amortization expense related to investments in real estate	287,572	277,446
Loss (gain) on sale of real estate, net	154	(165,977)
Impairment	—	8,887
Proportionate share of joint venture depreciation and amortization	1,858	1,746
FFO attributable to common stockholders	$319,738	$335,565
Transaction expenses	2,350	859
Gain on change in fair value of derivative financial instruments, net	—	—
Loss (gain) on extinguishment of debt, net	21,646	(242)
Noncontrolling income from OP Units included in diluted shares	538	4,074
Other normalizing items, net	—	144
Normalized FFO attributable to common stockholders	$344,272	$340,400

Net income attributable to common stockholders per diluted share	$0.14	$1.02
FFO adjustments per diluted share, net	1.39	0.58
FFO attributable to common stockholders per diluted share	$1.53	$1.60
Normalized FFO adjustments per diluted share, net	0.11	0.02
Normalized FFO attributable to common stockholders per diluted share	$1.64	$1.62

Weighted average diluted common shares outstanding	209,605	210,061

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2019 and 2018, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2019	2018
Net income attributable to common unitholders	$30,692	$217,537
Depreciation and amortization expense related to investments in real estate	287,572	277,446
Loss (gain) on sale of real estate, net	154	(165,977)
Impairment	—	8,887
Proportionate share of joint venture depreciation and amortization	1,858	1,746
FFO attributable to common unitholders	$320,276	$339,639
Transaction expenses	2,350	859
Gain on change in fair value of derivative financial instruments, net	—	—
Loss (gain) on extinguishment of debt, net	21,646	(242)
Other normalizing items, net	—	144
Normalized FFO attributable to common unitholders	$344,272	$340,400

Net income attributable to common unitholders per diluted unit	$0.15	$1.04
FFO adjustments per diluted unit, net	1.38	0.58
FFO attributable to common unitholders per diluted unit	$1.53	$1.62
Normalized FFO adjustments per diluted unit, net	0.11	—
Normalized FFO attributable to common unitholders per diluted unit	$1.64	$1.62

Weighted average diluted common units outstanding	209,605	210,061
NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) transaction expenses; (iii) depreciation and amortization expense; (iv) impairment; (v) interest expense; (vi) gain or loss on sales of real estate; (vii) gain or loss on extinguishment of debt; (viii) income or loss from unconsolidated joint venture; and (ix) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$30,758	$217,626
General and administrative expenses	41,360	35,196
Transaction expenses	2,350	1,003
Depreciation and amortization expense	290,384	279,630
Impairment	—	8,887
Interest expense	96,632	101,849
Loss (gain) on sale of real estate, net	154	(165,977)
Loss (gain) on extinguishment of debt, net	21,646	(242)
Income from unconsolidated joint venture	(1,882)	(1,735)
Other income	(841)	(428)
NOI	$480,561	$475,809
Straight-line rent adjustments, net	(9,861)	(10,683)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(1,534)	99
Notes receivable interest income	(96)	(131)
Cash NOI	$469,070	$465,094
The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2019	2018
Cash NOI	$469,070	$465,094
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(10,278)	(14,175)
Redevelopment Cash NOI	(2,653)	(6,457)
Intended for sale Cash NOI	(5,227)	(5,606)
Same-Property Cash NOI (1)	$450,912	$438,856

(1) Same-Property includes 405 buildings for the years ended December 31, 2019 and 2018.
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
As of December 31, 2019, we had liquidity of $1.2 billion, including $900.0 million available under our unsecured revolving credit facility, $306.2 million of forward equity agreements, and $32.7 million of cash and cash equivalents.
In addition, we had unencumbered assets with a gross book value of $7.4 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2019, we estimate that our expenditures for capital improvements for 2020 will range from $90 million to $110 million depending on leasing activity. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.2 billion allows us the flexibility to fund such capital expenditures.

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
The following is a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,			Current Year Change	Prior Year Change
	2019	2018	2017
Cash, cash equivalents and restricted cash - beginning of year	$133,530	$118,560	$25,045	$14,970	$93,515
Net cash provided by operating activities	340,394	337,396	307,543	2,998	29,853
Net cash (used in) provided by investing activities	(667,289)	176,309	(2,455,096)	(843,598)	2,631,405
Net cash provided by (used in) financing activities	230,981	(498,735)	2,241,068	729,716	(2,739,803)
Cash, cash equivalents and restricted cash - end of year	$37,616	$133,530	$118,560	$(95,914)	$14,970
Net cash provided by operating activities increased in 2018 primarily due to the impact of our 2017 and 2018 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2017 and 2018 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the year ended December 31, 2019, net cash used in investing activities primarily related to the investment in real estate of $553.3 million, capital expenditures of $91.5 million and development costs of $28.1 million offset by proceeds from the sale of real estate of $4.9 million. For the year ended December 31, 2018, net cash provided by investing activities primarily related to proceeds from the sale of real estate of $305.1 million, which was partially offset by capital expenditures of $77.9 million and development of real estate of $34.3 million. For the year ended December 31, 2017, net cash used in investing activities primarily related to the investment in real estate of $2.4 billion, investment in unconsolidated joint venture of $68.8 million, and capital expenditures of $64.8 million, which was partially offset by proceeds from the sale of real estate of $80.6 million.
For the year ended December 31, 2019, net cash provided by financing activities primarily related to the proceeds from unsecured senior notes of $906.9 million, net proceeds of shares of common stock issued of $323.4 million, and net borrowings under our revolving credit facility of $100.0 million which was partially offset by payments on our unsecured senior notes of$700.0 million, dividends paid to holders of our common stock of $256.1 million, and payments on our secured mortgage loans of $97.4 million, and the repurchase and cancellation of common stock of $12.2 million. For the year ended December 31, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $252.7 million, payments on our secured mortgage loans of $241.0 million, and repurchases of our common stock of $70.3 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million. For the year ended December 31, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $1.7 billion and net proceeds on the issuance of senior notes of $900.0 million, which was partially offset by dividends paid to holders of our common stock of $207.1 million, net payments on our unsecured revolving credit facility of $88.0 million and payments on our secured mortgage loans of $77.0 million.
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
For the year ended December 31, 2019, we paid cash dividends of $256.1 million on our common stock. In January 2020, we paid cash dividends on our common stock of $68.2 million for the quarter ended December 31, 2019.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of December 31, 2019, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 28.9%.
As of December 31, 2019, we had debt outstanding of $2.7 billion and the weighted average interest rate therein was 3.27% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2019, $900.0 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of December 31, 2019, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of December 31, 2019, we had $2.05 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2023, $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, and $650.0 million of senior notes maturing in 2030.
Fixed Rate Mortgages
During the year ended December 31, 2019, we made payments on our fixed rate mortgages of $97.4 million and have $97.4 million of principal payments due in 2020.
Commitments and Contingencies
See Note 10 - Commitments and Contingencies in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2019, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2019 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$97,430	$104,509	$812,121	$1,750,000	$2,764,060
Interest (1)	85,574	173,144	131,896	269,392	660,006
Ground lease and other operating lease obligations	10,433	21,320	20,962	631,899	684,614
Total	$193,437	$298,973	$964,979	$2,651,291	$4,108,680

(1) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2019 and excludes the impact of our interest rate swaps.

For more detail regarding our adoption of Topic 842 as of January 1, 2019 see “Topic 842, Leases” subsection of the “Recently Issued Accounting Pronouncements” within Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements in Part IV, Item 15.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2019, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating lease arrangements consisting primarily of ground leases which as of December 31, 2019 were not carried on our consolidated balance sheets.
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
The table below presents, as of December 31, 2019, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of cash flow hedges, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt, gross	$97,430	$2,504	$2,005	$312,121	$—	$1,750,000	$2,164,060
Weighted average interest rate on fixed rate debt (per annum)	3.97%	2.98%	3.02%	3.71%	—%	3.42%	3.49%
Variable rate debt, gross	$—	$—	$100,000	$300,000	$200,000	$—	$600,000
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2019 (per annum)	—%	—%	2.79%	3.49%	3.42%	—%	3.35%
As of December 31, 2019, we had $2.8 billion of gross fixed and variable rate debt with interest rates ranging from 2.75% to 4.00% per annum and a weighted average interest rate of 3.34% per annum, excluding the impact of cash flow hedges. We had $2.2 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.49% per annum and $600.0 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 2.81% per annum as of December 31, 2019, excluding the impact of cash flow hedges.
As of December 31, 2019, the fair value of our fixed rate debt was $2.2 billion and the fair value of our variable rate debt was $601.8 million based upon prevailing market rates as of December 31, 2019.
As of December 31, 2019, we had cash flow hedges outstanding that effectively fix $500.0 million of our variable rate debt. Including the impact of these cash flow hedges, the effective rate on our variable rate and total debt is 2.50% and 3.27%

per annum, respectively.
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
As of December 31, 2019, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2019.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
February 18, 2020

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
As of December 31, 2019, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2019.

(b) Management’s report on internal control over financial reporting. HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2019.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting. There were no changes in HTALP’s internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 18, 2020
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports,” in HTA’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2020.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in HTA’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in HTA’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Real Estate and Accumulated Depreciation (Schedule III)	96
Mortgage Loans on Real Estate Assets (Schedule IV)	104
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
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the consolidated financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Recoverability of Real Estate and Real Estate Related Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period.
The Company makes assumptions to evaluate real estate assets for possible indicators of impairment. Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2019, no impairment loss has been recognized on real estate assets.
Given the Company’s evaluation of possible indicators of impairment of real estate assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indicators of impairment included the following, among others:

•
We tested the effectiveness of controls over management’s analysis for impairment indicators, including the identification of future disposition properties and the estimates used by management to determine fair value measurements.

•	We audited management’s impairment indicator analysis by:

◦
Evaluating management's process for identifying impairment indicators and whether management appropriately considered the examples of impairment indicators provided within the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment.

◦	Conducting independent market analysis to determine if there were additional indicators of impairment not identified by management.

◦
Conducting inquiries of property management, leasing, asset management, and other departments outside of the accounting department to determine if there might be additional indicators of impairment not identified by management.

◦	Performing site visits for select properties to assess the presence of any physical nonfinancial indications of impairment that may exist but were not identified by management.

•	We evaluated management’s fair value estimates for various properties that were identified as potential future dispositions or that exhibited indicators of impairment by:

◦	Evaluating whether the valuation method used was in accordance with ASC 820, Fair Value Measurement.

◦
Evaluating management’s fair value estimates with the assistance of fair value specialists by developing a range of independent estimates based on comparable properties in the market and compared those to the fair value estimates determined by management.

Investments in Real Estate - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
For the year ended December 31, 2019, the Company had acquired investments in real estate with an aggregate purchase price of $560.5 million. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on relative fair value, to land, buildings and improvements, in-place leases, above or below market leases, and other intangible assets. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, and costs during the expected lease-up periods.
Given the relative fair value determination of assets acquired and liabilities assumed requires management to make significant estimates related to assumptions such as future cash flows, discount rates, and costs during hypothetical lease-up periods, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for investments in real estate included the following, among others:

•
We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.

•
We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 18, 2020

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of the General Partner of Healthcare Trust of America Holdings, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the consolidated financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 18, 2020

We have served as the Company’s auditor since 2013.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate investments:
Land	$584,546	$481,871
Building and improvements	6,252,854	5,787,152
Lease intangibles	628,066	599,864
Construction in progress	28,150	4,903
	7,493,616	6,873,790
Accumulated depreciation and amortization	(1,447,815)	(1,208,169)
Real estate investments, net	6,045,801	5,665,621
Investment in unconsolidated joint venture	65,888	67,172
Cash and cash equivalents	32,713	126,221
Restricted cash	4,903	7,309
Receivables and other assets, net	237,024	223,415
Right-of-use assets - operating leases, net	239,867	—
Other intangibles, net	12,553	98,738
Total assets	$6,638,749	$6,188,476
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,749,775	$2,541,232
Accounts payable and accrued liabilities	171,698	185,073
Security deposits, prepaid rent and other liabilities	49,203	59,567
Lease liabilities - operating leases	198,650	—
Intangible liabilities, net	38,779	61,146
Total liabilities	3,208,105	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	—	6,544
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 216,453,312 and 205,267,349 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2,165	2,053
Additional paid-in capital	4,854,042	4,525,969
Accumulated other comprehensive income	4,546	307
Cumulative dividends in excess of earnings	(1,502,744)	(1,272,305)
Total stockholders’ equity	3,358,009	3,256,024
Noncontrolling interests	72,635	78,890
Total equity	3,430,644	3,334,914
Total liabilities and equity	$6,638,749	$6,188,476
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$691,527	$696,030	$612,556
Interest and other operating income	513	396	1,434
Total revenues	692,040	696,426	613,990
Expenses:
Rental	211,479	220,617	192,147
General and administrative	41,360	35,196	33,403
Transaction	2,350	1,003	5,885
Depreciation and amortization	290,384	279,630	244,986
Interest expense	96,632	101,849	85,491
Impairment	—	8,887	13,922
Total expenses	642,205	647,182	575,834
(Loss) gain on sale of real estate, net	(154)	165,977	37,802
(Loss) gain on extinguishment of debt, net	(21,646)	242	(11,192)
Income from unconsolidated joint venture	1,882	1,735	782
Other income	841	428	29
Net income	$30,758	$217,626	$65,577
Net income attributable to noncontrolling interests (1)	(604)	(4,163)	(1,661)
Net income attributable to common stockholders	$30,154	$213,463	$63,916
Earnings per common share - basic:
Net income attributable to common stockholders	$0.15	$1.04	$0.35
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.14	$1.02	$0.34
Weighted average common shares outstanding:
Basic	205,720	206,065	181,064
Diluted	209,605	210,061	185,278

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$30,758	$217,626	$65,577

Other comprehensive income
Change in unrealized gains on cash flow hedges	4,316	34	280
Total other comprehensive income	4,316	34	280

Total comprehensive income	35,074	217,660	65,857
Comprehensive income attributable to noncontrolling interests	(615)	(4,075)	(1,544)
Total comprehensive income attributable to common stockholders	$34,459	$213,585	$64,313
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of common stock, net	62,823	628	1,746,328	—	—	1,746,956	—	1,746,956
Issuance of operating partnership units in HTALP in connection with an acquisition	—	—	—	—	—	—	1,125	1,125
Share-based award transactions, net	230	3	6,867	—	—	6,870	—	6,870
Repurchase and cancellation of common stock	(116)	(1)	(3,412)	—	—	(3,413)	—	(3,413)
Redemption of noncontrolling interest and other	236	2	3,927	—	—	3,929	(5,943)	(2,014)
Dividends declared ($1.210 per common share)	—	—	—	—	(227,024)	(227,024)	(5,203)	(232,227)
Net income	—	—	—	—	63,916	63,916	1,538	65,454
Other comprehensive income	—	—	—	274		274	6	280
Balance as of December 31, 2017	204,892	2,049	4,508,528	274	(1,232,069)	3,278,782	84,666	3,363,448
Issuance of common stock, net	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	308	4	9,751	—	—	9,755	411	10,166
Repurchase and cancellation of common stock	(2,678)	(27)	(70,292)	—	—	(70,319)	—	(70,319)
Redemption of noncontrolling interest and other	195	2	5,193	—	—	5,195	(5,195)	—
Dividends declared ($1.230 per common share)	—	—	—	—	(253,699)	(253,699)	(5,067)	(258,766)
Net income	—	—	—	—	213,463	213,463	4,074	217,537
Other comprehensive income	—	—	—	33	—	33	1	34
Balance as of December 31, 2018	205,267	2,053	4,525,969	307	(1,272,305)	3,256,024	78,890	3,334,914
Issuance of common stock, net	11,096	112	322,106	—	—	322,218	—	322,218
Issuance of OP Units in HTALP	—	—	—	—	—	—	2,603	2,603
Issuance of limited partner OP Units in connection with acquisitions	—	—	—	—	—	—	2,000	2,000
Share-based award transactions, net	319	3	10,124	—	—	10,127	—	10,127
Repurchase and cancellation of common stock	(487)	(5)	(12,173)	—	—	(12,178)	—	(12,178)
Redemption of noncontrolling interest and other	258	2	8,016	—	—	8,018	(6,293)	1,725
Dividends declared ($1.250 per common share)	—	—	—	—	(260,593)	(260,593)	(5,180)	(265,773)
Net income	—	—	—	—	30,154	30,154	538	30,692
Other comprehensive income	—	—	—	4,239	—	4,239	77	4,316
Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$30,758	$217,626	$65,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,969	271,441	239,044
Share-based compensation expense	10,127	9,755	6,870
Impairment	—	8,887	13,922
Income from unconsolidated joint venture	(1,882)	(1,735)	(782)
Distributions from unconsolidated joint venture	3,030	2,665	750
Loss (gain) on sale of real estate, net	154	(165,977)	(37,802)
Loss (gain) on extinguishment of debt, net	21,646	(242)	11,192
Change in fair value of derivative financial instruments	—	—	(884)
Changes in operating assets and liabilities:
Receivables and other assets, net	(12,857)	(17,558)	(33,295)
Accounts payable and accrued liabilities	(128)	9,478	37,406
Prepaid rent and other liabilities	8,577	3,056	5,545
Net cash provided by operating activities	340,394	337,396	307,543
Cash flows from investing activities:
Investments in real estate	(553,298)	(17,389)	(2,383,581)
Investment in unconsolidated joint venture	—	—	(68,839)
Development of real estate	(28,066)	(34,270)	(25,191)
Proceeds from the sale of real estate	4,880	305,135	80,640
Capital expenditures	(91,544)	(77,870)	(64,833)
Collection of real estate notes receivable	739	703	9,964
Advances on real estate notes receivable	—	—	(3,256)
Net cash (used in) provided by investing activities	(667,289)	176,309	(2,455,096)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	610,000	145,000	570,000
Payments on unsecured revolving credit facility	(510,000)	(145,000)	(658,000)
Proceeds from unsecured senior notes	906,927	—	900,000
Payments on unsecured senior notes	(700,000)	—	—
Payments on secured mortgage loans	(97,361)	(241,021)	(77,024)
Deferred financing costs	(7,776)	(782)	(16,904)
Debt extinguishment costs	(18,383)	(1,909)	(10,571)
Security deposits	—	—	2,419
Proceeds from issuance of common stock	323,393	72,814	1,746,956
Issuance of OP Units	—	411	—
Repurchase and cancellation of common stock	(12,178)	(70,319)	(3,413)
Dividends paid	(256,117)	(252,651)	(207,087)
Distributions paid to noncontrolling interest of limited partners	(8,758)	(5,278)	(5,308)
Sale of noncontrolling interest	1,234	—	—
Net cash provided by (used in) financing activities	230,981	(498,735)	2,241,068
Net change in cash, cash equivalents and restricted cash	(95,914)	14,970	93,515
Cash, cash equivalents and restricted cash - beginning of year	133,530	118,560	25,045
Cash, cash equivalents and restricted cash - end of year	$37,616	$133,530	$118,560
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2019	2018
ASSETS
Real estate investments:
Land	$584,546	$481,871
Building and improvements	6,252,854	5,787,152
Lease intangibles	628,066	599,864
Construction in progress	28,150	4,903
	7,493,616	6,873,790
Accumulated depreciation and amortization	(1,447,815)	(1,208,169)
Real estate investments, net	6,045,801	5,665,621
Investment in unconsolidated joint venture	65,888	67,172
Cash and cash equivalents	32,713	126,221
Restricted cash	4,903	7,309
Receivables and other assets, net	237,024	223,415
Right-of-use assets - operating leases, net	239,867	—
Other intangibles, net	12,553	98,738
Total assets	$6,638,749	$6,188,476
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,749,775	$2,541,232
Accounts payable and accrued liabilities	171,698	185,073
Security deposits, prepaid rent and other liabilities	49,203	59,567
Lease liabilities - operating leases	198,650	—
Intangible liabilities, net	38,779	61,146
Total liabilities	3,208,105	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	—	6,544
Partners’ Capital:
Limited partners’ capital, 3,834,279 and 3,929,083 units issued and outstanding as of December 31, 2019 and 2018, respectively	72,365	78,620
General partners’ capital, 216,453,312 and 205,267,349 units issued and outstanding as of December 31, 2019 and 2018, respectively	3,358,279	3,256,294
Total partners’ capital	3,430,644	3,334,914
Total liabilities and partners’ capital	$6,638,749	$6,188,476
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$691,527	$696,030	$612,556
Interest and other operating income	513	396	1,434
Total revenues	692,040	696,426	613,990
Expenses:
Rental	211,479	220,617	192,147
General and administrative	41,360	35,196	33,403
Transaction	2,350	1,003	5,885
Depreciation and amortization	290,384	279,630	244,986
Interest expense	96,632	101,849	85,491
Impairment	—	8,887	13,922
Total expenses	642,205	647,182	575,834
(Loss) gain on sale of real estate, net	(154)	165,977	37,802
(Loss) gain on extinguishment of debt, net	(21,646)	242	(11,192)
Income from unconsolidated joint venture	1,882	1,735	782
Other income	841	428	29
Net income	$30,758	$217,626	$65,577
Net income attributable to noncontrolling interests	(66)	(89)	(123)
Net income attributable to common unitholders	$30,692	$217,537	$65,454
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.15	$1.04	$0.35
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.15	$1.04	$0.35
Weighted average common units outstanding:
Basic	209,605	210,061	185,261
Diluted	209,605	210,061	185,278
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$30,758	$217,626	$65,577

Other comprehensive income
Change in unrealized gains on cash flow hedges	4,316	34	280
Total other comprehensive income	4,316	34	280

Total comprehensive income	35,074	217,660	65,857
Comprehensive income attributable to noncontrolling interests	(66)	(89)	(123)
Total comprehensive income attributable to common unitholders	$35,008	$217,571	$65,734
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of general partner OP Units, net	62,823	1,746,956	—	—	1,746,956
Issuance of limited partner OP Units in connection with an acquisition	—	—	38	1,125	1,125
Share-based award transactions, net	230	6,870	—	—	6,870
Redemption and cancellation of general partner OP Units	(116)	(3,413)	—	—	(3,413)
Redemption of limited partner OP Units and other	236	3,929	(237)	(5,943)	(2,014)
Distributions declared ($1.210 per common unit)	—	(227,024)	—	(5,203)	(232,227)
Net income	—	63,916	—	1,538	65,454
Other comprehensive income	—	274	—	6	280
Balance as of December 31, 2017	204,892	3,279,052	4,124	84,396	3,363,448
Issuance of general partner OP Units, net	2,550	72,814	—	—	72,814
Share-based award transactions, net	308	9,755	—	411	10,166
Redemption and cancellation of general partner OP Units	(2,678)	(70,319)	—	—	(70,319)
Redemption of limited partner OP Units and other	195	5,195	(195)	(5,195)	—
Distributions declared ($1.230 per common unit)	—	(253,699)	—	(5,067)	(258,766)
Net income	—	213,463	—	4,074	217,537
Other comprehensive income	—	33	—	1	34
Balance as of December 31, 2018	205,267	3,256,294	3,929	78,620	3,334,914
Issuance of general partner OP Units, net	11,096	322,218	—	—	322,218
Issuance of limited partner OP Units	—	—	—	2,603	2,603
Issuance of limited partner OP Units in connection with acquisitions	—	—	163	2,000	2,000
Share-based award transactions, net	319	10,127	—	—	10,127
Redemption and cancellation of general partner OP Units	(487)	(12,178)	—	—	(12,178)
Redemption of limited partner OP Units and other	258	8,018	(258)	(6,293)	1,725
Distributions declared ($1.250 per common unit)	—	(260,593)	—	(5,180)	(265,773)
Net income	—	30,154	—	538	30,692
Other comprehensive income	—	4,239	—	77	4,316
Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$30,758	$217,626	$65,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,969	271,441	239,044
Share-based compensation expense	10,127	9,755	6,870
Impairment	—	8,887	13,922
Income from unconsolidated joint venture	(1,882)	(1,735)	(782)
Distributions from unconsolidated joint venture	3,030	2,665	750
Loss (gain) on sale of real estate, net	154	(165,977)	(37,802)
Loss (gain) on extinguishment of debt, net	21,646	(242)	11,192
Change in fair value of derivative financial instruments	—	—	(884)
Changes in operating assets and liabilities:
Receivables and other assets, net	(12,857)	(17,558)	(33,295)
Accounts payable and accrued liabilities	(128)	9,478	37,406
Prepaid rent and other liabilities	8,577	3,056	5,545
Net cash provided by operating activities	340,394	337,396	307,543
Cash flows from investing activities:
Investments in real estate	(553,298)	(17,389)	(2,383,581)
Investment in unconsolidated joint venture	—	—	(68,839)
Development of real estate	(28,066)	(34,270)	(25,191)
Proceeds from the sale of real estate	4,880	305,135	80,640
Capital expenditures	(91,544)	(77,870)	(64,833)
Collection of real estate notes receivable	739	703	9,964
Advances on real estate notes receivable	—	—	(3,256)
Net cash (used in) provided by investing activities	(667,289)	176,309	(2,455,096)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	610,000	145,000	570,000
Payments on unsecured revolving credit facility	(510,000)	(145,000)	(658,000)
Proceeds from unsecured senior notes	906,927	—	900,000
Payments on unsecured senior notes	(700,000)	—	—
Payments on secured mortgage loans	(97,361)	(241,021)	(77,024)
Deferred financing costs	(7,776)	(782)	(16,904)
Debt extinguishment costs	(18,383)	(1,909)	(10,571)
Security deposits	—	—	2,419
Proceeds from issuance of general partner units	323,393	72,814	1,746,956
Issuance of limited partner units	—	411	—
Repurchase and cancellation of general partner units	(12,178)	(70,319)	(3,413)
Distributions paid to general partner	(256,117)	(252,651)	(207,087)
Distributions paid to limited partners and redeemable noncontrolling interests	(8,758)	(5,278)	(5,308)
Sale of noncontrolling interest	1,234	—	—
Net cash provided by (used in) financing activities	230,981	(498,735)	2,241,068
Net change in cash, cash equivalents and restricted cash	(95,914)	14,970	93,515
Cash, cash equivalents and restricted cash - beginning of year	133,530	118,560	25,045
Cash, cash equivalents and restricted cash - end of year	$37,616	$133,530	$118,560
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
We own real estate primarily consisting of MOBs located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 33 states within the U.S., and we lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  We generate substantially all of our revenues from rents and rental-related activities, such as property and facilities management and other incidental revenues related to the operation of real estate.
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
Reclassifications
Certain prior year amounts related to the presentation of interest expense on the accompanying consolidated statements of operations have been reclassified to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable noncontrolling interests on the accompanying consolidated balance sheets. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2019, 2018 and 2017, there were approximately 3.8 million, 3.9 million and 4.1 million, respectively, of OP Units issued and outstanding.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$32,713	$126,221	$100,356
Restricted cash	4,903	7,309	18,204
Total cash, cash equivalents and restricted cash	$37,616	$133,530	$118,560

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
Effective January 1, 2018, with the adoption of Topic 606 - Revenue from Contracts with Customers and corresponding amendments, the revenue recognition process is now based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have identified all of our revenue streams and we have concluded that rental income from leasing arrangements represents a substantial portion of our revenue and, therefore, is specifically excluded from Topic 606 and will be governed under Topic 842 - Leases. The other revenue stream identified as impacting Topic 606 is concentrated in the recognition of real estate sales.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in Real Estate
The majority of our investments in real estate are accounted for as asset acquisitions and the purchase price of tangible and intangible assets and liabilities are recorded based on their respective fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above or below market leases, above or below market interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.
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
The value of above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods.  Under Topic 840, the amounts associated with above market leases are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining lease term.  The amounts allocated to below market leases are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining lease term. Upon adoption of Topic 842 on January 1, 2019, the amounts associated with above market leases are included in right-of-use assets - operating leases, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining lease term.  The amounts allocated to below market leases are included in lease liabilities - operating leases in our accompanying consolidated balance sheets and amortized to rental income over the remaining lease term.
The value associated with above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (i) the contractual amounts to be paid pursuant to the lease over its remaining term; and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. Under Topic 840, the amounts recorded for above market leasehold interests are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining lease term. The amounts allocated to below market leasehold interests are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining lease term. Upon adoption of Topic 842 on January 1, 2019, the amounts recorded for above market leasehold interests are included in lease liabilities - operating leases in our accompanying consolidated balance sheets and amortized to rental expense over the remaining lease term. The amounts allocated to below market leasehold interests are included in right-of-use assets - operating leases, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining lease term.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, typically ranging from one to 10 years. Furniture, fixtures and equipment is depreciated over 5 years. Depreciation expense of buildings and improvements for the years ended December 31, 2019, 2018 and 2017, was $219.2 million, $202.8 million and $172.6 million, respectively.
Leases
As a lessor, we lease space in our MOBs primarily to medical enterprises for terms ranging from three to 7 years in length. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our accompanying consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
Leases, for which we are the lessee, are classified as separate components on our accompanying consolidated balance sheets. Operating leases are included as right-of-use (“ROU”) assets - operating leases, net, with a corresponding lease liability. Financing lease assets are included in receivables and other assets, net, with a corresponding lease liability in security deposits, prepaid rent and other liabilities. A lease liability is recognized for our obligation related to the lease and an ROU asset represents our right to use the underlying asset over the lease term. Refer to Note 7 - Leases in the accompanying notes to the consolidated financial statements for more detail relating to our leases.
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
Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of December 31, 2019, we had assets held for sale of $4.0 million which are included in receivables and other assets, net in the accompanying consolidated balance sheet. We did not classify any assets as held for sale as of December 31, 2018.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the year ended December 31, 2019, we recorded no impairment charges. During the years ended December 31, 2018 and 2017, we recorded impairment charges of $8.9 million and $13.9 million, respectively.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amounts of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2019, 2018 and 2017, there were no impairment losses.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of December 31, 2019 and 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $65.9 million and $67.2 million, respectively, which is recorded in investment in unconsolidated joint venture in the accompanying consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture in the accompanying consolidated statements of operations. For the years ended December 31, 2019, 2018, and 2017, we recognized income of $1.9 million, $1.7 million, and $0.8 million, respectively.
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
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value. Changes in fair value of derivative financial instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are included as a component of interest expense in our accompanying consolidated statements of operations. As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Since we solely use derivatives to hedge interest rate risk, amounts paid or received pursuant to our derivative agreements are included in interest expense on the consolidated statements of operations which then flows through to operating activities on the consolidated statements of cash flows. Additionally, as a result of the adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivatives financial instruments designated as hedges.
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
Share-Based Compensation
We calculate the fair value of share-based awards on the date of grant. Restricted common stock is valued based on the closing price of our common stock on the NYSE. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. See Note 12 - Stockholders’ Equity and Partners’ Capital for further discussion.
Redeemable Noncontrolling Interests
We account for redeemable equity securities in accordance with ASU 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. We classify redeemable equity securities as redeemable noncontrolling interests in the accompanying consolidated balances sheets. Accordingly, we record the carrying amount at the greater of the initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of December 31, 2019, all redeemable noncontrolling interests have either converted their interest to OP Units or received cash proceeds due to the last exercisable put option that lapsed on June 30, 2019. As of December 31, 2018, we had redeemable noncontrolling interests of $6.5 million. Refer to Note 11 - Redeemable Noncontrolling Interests in the accompanying notes to the consolidated financial statements for more detail relating to our redeemable noncontrolling interests.
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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $606.6 million as of December 31, 2019, primarily due to the differences in depreciation and amortization.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2019, we had cash balances of $39.8 million in excess of Federal Deposit Insurance Corporation insured limits.
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

•	to exclude land easements from assessment in determining whether they meet the definition of a lease up to the time of adoption; and

•	to not record on our accompanying consolidated balance sheets, lease liabilities and ROU assets with lease terms of 12 months or less.
Lessee Impact
Leases for which we are the lessee, including ground leases and corporate leases, which are primarily for office space, have been recorded on our accompanying consolidated balance sheets as either finance or operating leases with lease liability obligations and corresponding ROU assets based on the present value of the minimum rental payments remaining as of the initial adoption date of January 1, 2019.
Lessor Impact

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Topic 842 modifies the treatment of initial direct costs, which historically under Topic 840 have been capitalized upon meeting criteria provided for in that applicable guidance. These initial direct costs now under ASC 842 are eligible for capitalization only if they are incremental in nature, (i.e., would only be incurred if we enter into a new lease arrangement). Under this guidance, only commissions paid and other incurred costs incremental to our leasing activity qualify as initial direct costs. These costs, which were previously capitalized, have been classified as general and administrative expenses on our accompanying consolidated statements of operations. For the year ended December 31, 2018, we capitalized approximately $4.9 million of initial direct costs.
Additionally, as part of Topic 842, ASU 2018-20 states that (i) a lessor must analyze sales (and other similar) tax laws on a jurisdiction-by-jurisdiction basis to determine whether those taxes are lessor costs or lessee costs and (ii) a lessor shall exclude from variable payments, lessor costs (i.e., property taxes, insurance) paid by a lessee directly to a third party. However, costs that are paid by a lessor directly to a third party and are reimbursed by a lessee are considered lessor costs that shall be accounted for by the lessor as variable payments. As a result of the adoption of Topic 842, we no longer record income or expense when the lessee pays the property taxes directly to a third party. For the year ended December 31, 2018, we recognized approximately $13.9 million of tenant paid property taxes.
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
Recently Issued Accounting Pronouncements
ASU 2016-13, Financial Instruments Credit Losses; Measurement of Credit Losses on Financial Instruments and ASU 2018-19, 2019-04 and 2019-05, Improvements to Topic 326, Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU 2016-13, which is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 provides clarification on the measurement, presentation and disclosure of credit losses on financial assets. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis for comparability to any new financial assets that elect the fair value option. We adopted ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 collectively as of January 1, 2020 (the effective date). We expect no material impact to our consolidated financial statements and related notes based on our completed evaluation.
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We adopted ASU 2018-13 as of January 1, 2020 (the effective date) and considered all level inputs. We expect no material impact to our consolidated financial statements and related notes based on our completed evaluation.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Real Estate
For the year ended December 31, 2019, our investments had an aggregate purchase price of $560.5 million. As part of these investments, we incurred approximately $2.5 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Land	$108,709	$1,895	$100,922
Building and improvements	396,660	14,458	2,358,771
In place leases	51,629	1,237	190,020
Below market leases	(5,187)	(201)	(27,849)
Above market leases	3,487	—	12,180
Below market leasehold interests	—	—	54,252
Above market leasehold interests	—	—	(8,978)
Net assets acquired	555,298	17,389	2,679,318
Other, net (1)	5,158	447	60,913
Aggregate purchase price	$560,456	$17,836	$2,740,231

(1) Other, net, consisted primarily of tenant improvements and capital expenditures received as credits at the time of acquisition.

The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the years ended December 31, 2019, 2018 and 2017, respectively (in years):

	Year Ended December 31,
	2019	2018	2017
Acquired intangible assets	5.7	5.8	20.2
Acquired intangible liabilities	7.0	6.5	19.7

4. Dispositions and Impairment
Dispositions
During the year ended December 31, 2019, we completed the disposition of four MOBs, located in South Carolina and New Mexico for an aggregate gross sales price of $4.9 million, representing approximately 51,000 square feet of GLA, and generated net losses of approximately $0.2 million. Additionally, subsequent to December 31, 2019, we sold part of our interest in undeveloped land in Miami, FL for a gross sales price of $7.6 million which is estimated to result in a net gain of approximately $2.0 million. As of December 31, 2019, the value of the land sold, $4.0 million, was classified as held for sale in other assets.
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
Impairment
During the year ended December 31, 2019, we recorded no impairment charges. During the year ended December 31, 2018, we recorded impairment charges of $8.9 million on six MOBs located in Tennessee, Texas and South Carolina. During the year ended December 31, 2017, we recorded impairment charges of $13.9 million related to two MOBs and a portfolio of MOBs located in Massachusetts, South Carolina and Texas.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2019 and 2018, respectively (in thousands, except weighted average remaining amortization terms):

	December 31, 2019		December 31, 2018
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$481,173	9.5	$449,424	9.8
Tenant relationships	146,893	9.7	150,440	9.4
Above market leases	37,613	6.2	36,862	6.1
Below market leasehold interests (1)	—	—	91,759	64.3
	665,679		728,485
Accumulated amortization	(387,827)		(355,576)
Total	$277,852	9.4	$372,909	22.1

Liabilities:
Below market leases	$65,966	13.9	$61,395	14.6
Above market leasehold interests (1)	—	—	20,610	49.2
	65,966		82,005
Accumulated amortization	(27,187)		(20,859)
Total	$38,779	13.9	$61,146	25.3

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of below and above market leasehold interests as of December 31, 2019 does not conform to the prior year presentation.

The following is a summary of the net intangible amortization for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization recorded against rental income related to above and (below) market leases	$(4,422)	$(913)	$(526)
Rental expense related to above and (below) market leasehold interests (1)	—	1,129	880
Amortization expense related to in place leases and tenant relationships	60,363	68,394	64,896

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of rental expense related to above and below market leasehold interests for the year ended December 31, 2019 does not conform to the prior year presentation.

As of December 31, 2019, the amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2020	$56,609	$7,138
2021	43,795	4,955
2022	33,695	4,346
2023	27,472	3,719
2024	22,656	3,160
Thereafter	93,625	15,461
Total	$277,852	$38,779

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2019 and 2018, respectively (in thousands):

	December 31,
	2019	2018
Tenant receivables, net	$11,801	$14,588
Other receivables, net	13,786	16,078
Deferred financing costs, net	4,325	6,049
Deferred leasing costs, net	36,586	30,731
Straight-line rent receivables, net	107,800	92,973
Prepaid expenses, deposits, equipment and other, net	48,505	61,885
Derivative financial instruments - interest rate swaps	3,011	1,111
Finance ROU asset, net	3,409	—
Insurance receivable (1)	3,817	—
Held for sale assets	3,984	—
Total	$237,024	$223,415

(1) Amount primarily relates to an involuntary conversion at one of our properties in the amount of $3.7 million. Pursuant to applicable accounting guidance, we deemed the receipt of funds from our insurance company probable and expect the funds to fully cover, less our immaterial deductible, the damages we experienced.

The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31, 2019
	2019	2018	2017
Amortization expense related to deferred leasing costs	$7,976	$6,252	$5,672
Interest expense related to deferred financing costs	1,724	1,724	1,492

As of December 31, 2019, the amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2020	$9,309
2021	8,450
2022	6,449
2023	4,075
2024	3,096
Thereafter	9,532
Total	$40,911

7. Leases
The majority of our lease expenses are derived from our ground leases and a few corporate leases, which are primarily for office space. We recognize lease expense for these leases on a straight-line basis over the lease term. Many of our leases contain renewal options that can extend the lease term from one to ten years, or in certain cases, longer durations. The exercise of lease renewal options is at our sole discretion. Certain of our ground leases have the option to purchase the land at the end of the initial term. Our leases have one of the following payment options: (i) fixed payment throughout the term; (ii) fixed payments with periodic escalations; (iii) variable lease payments based on the Consumer Price Index (“CPI”) or another similar index; and (iv) a combination of the aforementioned. Our leases do not contain any material residual value guarantees or material restrictive covenants other than certain prohibitions as to the nature of business that can be conducted within the buildings which we own in order to limit activities that may be deemed competitive in nature to the ground lessor’s activities. As of December 31, 2019, we have no new ground leases or corporate leases that have not yet commenced.
As part of the adoption of Topic 842, a lease liability and a corresponding ROU asset was recorded on our accompanying consolidated balance sheets effective January 1, 2019. The lease liability was calculated as the present value of the remaining lease payments using the lease term at lease commencement and an incremental borrowing rate. In determining this calculation, we made the following assumptions and judgments:

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

At adoption, the ROU asset was calculated as the sum of the lease liability, deferred rent of approximately $(19.0) million, and the above and below market leasehold interest balances as of December 31, 2018 of approximately $66.5 million, which were previously recorded as other intangibles and intangible liabilities on our accompanying consolidated balance sheets.
In addition, in November 2019, the commencement date of the previously disclosed ground lease occurred. Based on our analysis, we concluded that its classification was a finance lease.
Lessee - Lease Costs
Lease costs consisted of the following for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease cost	$12,529
Variable lease cost	1,483
Finance lease cost:
Amortization of right of use assets	8
Interest on lease liabilities	25
Total lease cost	$14,045
Lessee - Lease Term and Discount Rates
The following is the weighted average remaining lease term and the weighted average discount rate for our operating and finance leases as of December 31, 2019 (weighted average remaining lease term in years):

December 31, 2019
Operating leases:
Weighted-average remaining lease term	47.3
Weighted-average discount rate	5.3%
Finance leases:
Weighted-average remaining lease term	50.0
Weighted-average discount rate	4.4%

Lessee - Maturity of Lease Liabilities
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases generally have terms up to 99 years, excluding extension options. The following table summarizes the future minimum lease obligations of our operating and finance leases as of December 31, 2019 under Topic 842 (in thousands):

Year	Operating leases	Finance leases
2020	$10,308	$125
2021	10,440	125
2022	10,630	125
2023	10,763	125
2024	9,948	126
Thereafter	622,618	9,281
Total undiscounted lease payments	$674,707	$9,907
Less: Interest	(476,057)	(6,488)
Present value of lease liabilities	$198,650	$3,419

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

Lessor - Lease Revenues and Maturity of Future Minimum Rents
We have operating leases with tenants that expire at various dates through 2043 which generally include fixed increases or adjustment based on the consumer price index. Leases also provide for additional rents based on certain operating expenses.
For the year ended December 31, 2019, we recognized $686.2 million of rental and other lease-related income related to our operating leases of which $154.3 million were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2019 under Topic 842 (in thousands):

Year	Amount
2020	$526,431
2021	475,822
2022	419,219
2023	366,336
2024	320,190
Thereafter	1,279,376
Total	$3,387,374

Under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 (in thousands):

Year	Amount
2019	$497,083
2020	448,956
2021	401,871
2022	341,889
2023	294,451
Thereafter	1,244,246
Total	$3,228,496

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2019, 2018 and 2017, the amount of contingent rent earned by us was not significant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt
Debt consisted of the following as of December 31, 2019 and 2018, respectively (in thousands):

	December 31,
	2019	2018
Unsecured revolving credit facility	$100,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,050,000	1,850,000
Fixed rate mortgages	114,060	211,421
	2,764,060	2,561,421
Deferred financing costs, net	(16,255)	(13,741)
Net premium (discount)	1,970	(6,448)
Total	$2,749,775	$2,541,232

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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2019, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2019 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.52% per annum, based on our current credit rating. As of December 31, 2019, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2019 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum. As of December 31, 2019, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2021
In September 2019, in connection with HTALP’s issuance of $900.0 million of unsecured senior notes, all of the $300.0 million outstanding 2021 unsecured senior notes originally due to mature on July 15, 2021, including any accrued and unpaid interest and a make-whole provision, were redeemed in full, with net proceeds from the offering. The make-whole fee of $7.4 million is recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations.
$400.0 Million Unsecured Senior Notes due 2022
In September 2019, in connection with HTALP’s issuance of $900.0 million of unsecured senior notes, all of the $400.0 million outstanding 2022 unsecured senior notes originally due to mature on July 1, 2022, including any accrued and unpaid interest and a make-whole provision, were redeemed in full, with net proceeds from the offering. The make-whole fee of $10.9 million is recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2023
As of December 31, 2019, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of December 31, 2019, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53%, respectively, per annum. As of December 31, 2019, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of December 31, 2019, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of December 31, 2019, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
Fixed Rate Mortgages
In 2017, we were required by the seller under the Duke acquisition to execute a promissory note (the “Promissory Note”), as the borrower, for a part of the purchase price, secured by a senior secured first lien, subject to customary non-recourse carve-outs, in the amount of $286.0 million. The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us. As of December 31, 2019, the outstanding balance was $95.0 million, which was paid on January 10, 2020.
During the year ended December 31, 2019, we paid approximately $97.4 million of our fixed rate mortgages. As of December 31, 2019, HTALP and its subsidiaries had mortgages with interest rates ranging from 2.85% to 4.00% per annum and a weighted average interest rate of 3.93% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2019 (in thousands):

Year	Amount
2020	$97,430
2021	2,504
2022	102,005
2023	612,121
2024	200,000
Thereafter	1,750,000
Total	$2,764,060

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs
As of December 31, 2019, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2020	$2,838
2021	2,651
2022	2,652
2023	1,934
2024	1,431
Thereafter	4,749
Total	$16,255

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of December 31, 2019, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable rate debt. Additionally, as a result of the foregoing adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivatives financial instruments designated as hedges.
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
In August 2018, we settled three of our five cash flow hedges utilizing net proceeds from the Greenville Disposition to do so. See Note 4 - Dispositions and Impairment in the accompanying notes to the consolidated financial statements for more detail on the Greenville Disposition. As of December 31, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Cash Flow Hedges	December 31, 2019
Number of instruments	7
Notional amount	500,000
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively (in thousands). We had no offsetting derivatives as of December 31, 2019.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Interest rate swaps	Receivables and other assets	$3,011	$1,111	Derivative financial instruments	$29	$—

The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively (in thousands). As a result of the foregoing adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments designated as hedges.

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Year Ended December 31,			Year Ended December 31,
Derivatives Cash Flow Hedging Relationships:	2019	2018	Statement of Operations Location	2019	2018
Interest rate swaps	$5,910	$1,385	Interest related to derivative financial instruments	$1,594	$746

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

Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying consolidated statements of operations. There were no non-designated hedges as of December 31, 2019 and 2018, respectively.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, there is $29 thousand of the fair value of derivatives in a net liability position. As of December 31, 2019, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. As such, there is no termination value as of December 31, 2019. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
11. Redeemable Noncontrolling Interests
As discussed in Note 2 - Summary of Significant Accounting Policies, redeemable noncontrolling interests in the accompanying consolidated balance sheets represent the noncontrolling interest in a joint venture in which we own the majority interest. The noncontrolling interest holders in the joint venture have the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019. The redemption price was based on the fair value of their interest at the time of option exercise. As of December 31, 2019, all redeemable noncontrolling interests have either converted their interest to OP Units or received cash proceeds.
The following is summary of the activity of our redeemable noncontrolling interests as of December 31, 2019 and 2018, respectively (in thousands):

	December 31,
	2019	2018
Beginning balance	$6,544	$6,737
Net income attributable to noncontrolling interests	66	89
Distributions	(141)	(282)
Fair value adjustment	(425)	—
Redemptions	(3,441)	—
Issuance of OP Units	(2,603)	—
Ending balance	$—	$6,544

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
In December 2018, we entered into new equity distribution agreements with various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $500.0 million. We contemporaneously terminated our prior ATM equity distribution agreements. In November 2019, we upsized this ATM offering program with an additional $750.0 million available for issuance.
During the year ended December 31, 2019, we issued approximately 11.1 million shares of our common stock under our ATM for net proceeds of approximately $323.4 million, adjusted for costs to borrow equating to a net price to us of $29.14 per share of common stock.
In the fourth quarter of 2019, we entered into three forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $306.2 million with maturity dates in late 2020, subject to adjustments as provided in the forward equity agreement.
As of December 31, 2019, $591.9 million remained available for issuance by us under our current ATM. Refer to Note 14 - Per Share Data of HTA to these consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During the year ended December 31, 2019, we repurchased 345,786 shares of our outstanding common stock thereunder, at an average price of $24.65 per share, pursuant to this stock repurchase plan. During the year ended December 31, 2018, we repurchased approximately 2.6 million shares of our outstanding common stock thereunder, at an average price of $26.12 per share, for an aggregate amount of approximately $67.2 million, pursuant to this stock repurchase plan. As of December 31, 2019, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $224.3 million.
Common Stock Dividends
See our accompanying consolidated statements of equity and changes in partners’ capital for the dividends declared during the years ended December 31, 2019, 2018 and 2017. On February 13, 2020, our Board of Directors announced a quarterly dividend of $0.315 per share of common stock and per OP Unit to be paid on April 9, 2020 to stockholders of record of our common stock and holders of our OP Units on April 2, 2020.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of December 31, 2019, there were 1,066,892 awards available for grant under the Plan.
Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2019, 2018 and 2017, were $26.08, $28.65 and $29.75, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2019, 2018 and 2017 were $8.9 million, $7.8 million and $5.9 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2019, 2018 and 2017, we recognized compensation expense of $10.1 million, $9.8 million and $6.9 million respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2019, we had $5.8 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.1 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our restricted common stock activity as of December 31, 2019 and 2018, respectively:

	December 31, 2019		December 31, 2018
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	624,349	$29.35	589,606	$29.38
Granted	333,820	26.08	370,071	28.65
Vested	(341,470)	28.51	(273,766)	28.50
Forfeited	(15,712)	28.19	(61,562)	29.21
Ending balance	600,987	$28.04	624,349	$29.35

13. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$3,011	$3,011	$1,111	$1,111
Level 2 - Liabilities:
Derivative financial instruments	$29	$29	$—	$—
Debt	2,749,775	2,826,983	2,541,232	2,508,599

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
Financial Instruments Reported at Fair Value - Non-Recurring
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. Refer to Note 4 - Dispositions and Impairment to our consolidated financial statements for further detail.
14. Per Share Data of HTA
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM. In June 2018, we settled our forward sale arrangement for proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock.
During the year ended December 31, 2019, we issued approximately 11.1 million shares of our common stock under our ATM for net proceeds of approximately $323.4 million, adjusted for costs to borrow equating to a net price to us of $29.14 per share of common stock.
In the fourth quarter of 2019, we entered into three forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $306.2 million with maturity dates in late 2020, subject to adjustments as provided in the forward equity agreement.
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
In addition, we considered the potential dilution resulting from the forward equity agreement(s) on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement(s) during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the years ended December 31, 2019 and 2018, included the effect from the assumed issuance of 21.6 million and 2.6 million shares of our common stock, respectively, pursuant to the settlement(s) of the forward equity agreement(s) at the contractual price(s), less the assumed repurchase of our common stock at the average market price using the proceeds of approximately $629.5 million and $73.8 million, respectively, adjusted for costs to borrow. For the years ended December 31, 2019 and 2018, approximately 57,000 and 330,000, respectively, weighted-average incremental shares of our common stock were excluded from the computation of our weighted-average shares - diluted, as the impact was anti-dilutive.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the years ended December 31, 2019, 2018 and 2017, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$30,758	$217,626	$65,577
Net income attributable to noncontrolling interests	(604)	(4,163)	(1,661)
Net income attributable to common stockholders	$30,154	$213,463	$63,916
Denominator:
Weighted average shares outstanding - basic	205,720	206,065	181,064
Dilutive shares - OP Unit convertible into common stock	3,885	3,996	4,197
Dilutive effect of forward equity sales agreement	—	—	17
Adjusted weighted average shares outstanding - diluted	209,605	210,061	185,278
Earnings per common share - basic
Net income attributable to common stockholders	$0.15	$1.04	$0.35
Earnings per common share - diluted
Net income attributable to common stockholders	$0.14	$1.02	$0.34

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Per Unit Data of HTALP
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM. During the year ended December 31, 2019, we issued approximately 11.1 million shares of our common stock through our ATM.
In the fourth quarter of 2019, we entered into three forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $306.2 million with maturity dates in late 2020, subject to adjustments as provided in the forward equity agreement.
Refer to Note 14 - Per Share Data of HTA in the accompanying notes to the consolidated financial statements for a more detailed discussion related to our forward equity agreement settled in June 2018.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$30,758	$217,626	$65,577
Net income attributable to noncontrolling interests	(66)	(89)	(123)
Net income attributable to common unitholders	$30,692	$217,537	$65,454
Denominator:
Weighted average units outstanding - basic	209,605	210,061	185,261
Dilutive effect of forward equity sales agreement	—	—	17
Adjusted weighted average units outstanding - diluted	209,605	210,061	185,278
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.15	$1.04	$0.35
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.15	$1.04	$0.35

16. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$94,668	$101,165	$64,988
Income taxes paid	2,125	1,645	1,333
Cash paid for operating leases	11,842	—	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$6,381	$9,878	$3,155
Debt and interest rate swaps assumed and entered into in connection with an acquisition	—	—	286,000
Dividend distributions declared, but not paid	69,468	65,034	63,823
Issuance of OP Units in HTALP	2,603	—	—
Issuance of OP Units in HTALP in connection with an acquisition	2,000	—	1,125
Note receivable retired in connection with an acquisition	—	—	8,611
Redemption of noncontrolling interest	7,527	5,195	5,943
ROU assets obtained in exchange for lease obligations	200,879	—	—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions for the years ended December 31, 2019, 2018 and 2017 (in per share):

	Year Ended December 31,
	2019	2018	2017
Ordinary income	$0.6405	$0.6559	$0.7479
Return of capital	0.6045	—	0.3720
Capital gain	—	0.5691	0.0851
Total	$1.2450	$1.2250	$1.2050

18. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2019 and 2018. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2019	March 31	June 30	September 30	December 31
Revenues	$168,966	$171,757	$175,004	$176,313
Net income (loss)	13,701	16,598	(8,577)	9,036
Net income (loss) attributable to common stockholders	13,440	16,259	(8,463)	8,918
Earnings per common share - basic:
Net income (loss) attributable to common stockholders	$0.07	$0.08	$(0.04)	$0.04
Earnings per common share - diluted:
Net income (loss) attributable to common stockholders	$0.06	$0.08	$(0.04)	$0.04

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

19. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2019 and 2018. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2019	March 31	June 30	September 30	December 31
Revenues	$168,966	$171,757	$175,004	$176,313
Net income (loss)	13,701	16,598	(8,577)	9,036
Net income (loss) attributable to common unitholders	13,673	16,560	(8,577)	9,036
Earnings per common unit - basic:
Net income (loss) attributable to common unitholders	$0.07	$0.08	$(0.04)	$0.04
Earnings per common unit - diluted:
Net income (loss) attributable to common unitholders	$0.07	$0.08	$(0.04)	$0.04

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
The following schedule presents our total real estate investments and accumulated depreciation for our portfolio as of December 31, 2019 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Operating Properties:
Shelby MOBs	Alabaster, AL	$—	$—	$25,095	$2,044	$—	$27,139	$27,139	$(3,094)	1995-1998	2016	36
Simon Williamson Clinic	Birmingham, AL	—	—	25,689	11	—	25,700	25,700	(2,986)	2007	2016	36
Jasper	Jasper, AL	—	—	5,973	376	—	6,349	6,349	(1,044)	1979	2016	25
Phoenix Med Center	Glendale, AZ	—	453	2,768	734	453	3,502	3,955	(1,199)	1989	2011	39
Thunderbird MOP	Glendale, AZ	—	3,842	19,679	4,104	3,842	23,783	27,625	(10,484)	1976-1987	2007	39
Peoria MOB	Peoria, AZ	—	605	4,394	1,083	605	5,477	6,082	(1,597)	2000	2010	39
Baptist MC	Phoenix, AZ	—	—	12,637	3,744	—	16,381	16,381	(5,357)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	3,183	—	30,921	30,921	(8,302)	2004-2006	2011	39
Dignity Phoenix MOBs	Phoenix, AZ	—	—	66,106	2,182	—	68,288	68,288	(7,257)	1984-1997	2017	20-39
Estrella Med Center	Phoenix, AZ	—	—	24,703	2,991	—	27,694	27,694	(8,483)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,642	4,571	—	17,213	17,213	(6,981)	1971-2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	2,862	—	9,472	9,472	(3,500)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	4,276	—	20,464	20,464	(6,818)	1997-2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	3,055	744	16,521	17,265	(6,395)	1987-2002	2009	39
Gateway Med Plaza	Tucson, AZ	—	—	14,005	848	—	14,853	14,853	(3,766)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,694	1,193	7,801	8,994	(3,277)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	5,612	1,309	23,184	24,493	(8,504)	1980 -1984	2007	39
Dignity Mercy MOBs	Bakersfield, CA	—	—	15,207	25	—	15,232	15,232	(1,607)	1992	2017	35
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	2,182	5,109	20,143	25,252	(6,275)	1986	2008	39
Dignity Glendale MOB	Glendale, CA	—	—	7,244	233	—	7,477	7,477	(904)	1980	2017	30
3rd Street MOB	Los Angeles, CA	—	10,603	63,419	98	10,603	63,517	74,120	(775)	1990	2019	39
Mission Medical Center MOBs	Mission Viejo, CA	—	21,911	117,672	(824)	21,911	116,848	138,759	(10,812)	1972-1985	2016	39
Dignity Northridge MOBs	Northridge, CA	—	—	21,467	723	—	22,190	22,190	(2,361)	1979-1994	2017	30-35
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	1,967	—	13,867	13,867	(4,478)	2009	2010	39
Facey MOB	Santa Clarita, CA	—	6,452	5,586	19,617	6,452	25,203	31,655	(1,321)	2018	2017	39
Dignity Marian MOBs	Santa Maria, CA	—	—	13,646	509	—	14,155	14,155	(1,839)	1994-1995	2017	17-38
SCL Health MOBs	Denver, CO	—	11,652	104,327	3,029	11,653	107,355	119,008	(8,001)	2015-2017	2017	39
Rampart MOB	Denver, CO	—	3,794	13,077	—	3,794	13,077	16,871	(50)	1983-1995	2019	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	542	3,032	13,095	16,127	(4,447)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	7,811	2,240	18,237	20,477	(6,526)	1983-1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	1,548	3,736	31,094	34,830	(5,539)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	1,498	5,142	30,136	35,278	(5,959)	2008	2013	39
80 Fisher	Avon, CT	—	—	5,094	—	—	5,094	5,094	(940)	2008	2016	39
533 Cottage - Northwestern	Bloomfield, CT	—	726	3,964	(530)	726	3,434	4,160	(507)	1955	2016	35
Northwestern MOBs	Bloomfield, CT	—	1,369	6,287	550	1,369	6,837	8,206	(1,265)	1985	2016	35
406 Farmington	Farmington, CT	—	379	3,509	—	379	3,509	3,888	(451)	1988	2016	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
704 Hebron	Glastonbury, CT	$—	$2,223	$6,544	$162	$2,223	$6,706	$8,929	$(1,074)	2001	2016	37
Gateway MOBs	Glastonbury, CT	—	11,328	41,320	8,609	13,448	47,809	61,257	(6,442)	2007-2017	2016-2017	39
Hamden MOB	Hamden, CT	—	4,925	36,835	—	4,925	36,835	41,760	—	1970-1972	2019	39
Haynes MOBs	Manchester, CT	—	1,100	14,620	42	1,100	14,662	15,762	(1,784)	2007-2010	2016	39
Pomeroy MOBs	Meriden, CT	—	1,774	10,078	2	1,774	10,080	11,854	(1,625)	2009-2011	2016	39
Saybrook MOBs	Middleton, CT	—	—	10,314	893	—	11,207	11,207	(1,830)	1989	2016	28
Yale Long Wharf	New Haven, CT	—	9,367	58,691	8,565	9,367	67,256	76,623	(10,922)	1977	2016	30
Devine MOBs	North Haven, CT	—	3,606	27,278	(6)	3,606	27,272	30,878	(3,646)	2006-2017	2016-2017	35
Evergreen MOBs	South Windsor, CT	—	5,565	25,839	18	5,565	25,857	31,422	(3,523)	2006-2011	2016	39
Westport Center	Westport, CT	—	3,311	13,296	64	3,311	13,360	16,671	(419)	1985	2019	39
Day Hill MOBs	Windsor, CT	—	3,980	7,055	176	3,980	7,231	11,211	(1,639)	1990-1999	2016	30
Riverside MOB	Bradenton, FL	—	2,230	7,689	112	2,230	7,801	10,031	(1,291)	1980	2016	25
Brandon MOP	Brandon, FL	—	901	6,946	503	901	7,449	8,350	(2,668)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	29	3,470	12,650	16,120	(2,661)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(6,804)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	5,108	—	20,620	20,620	(5,866)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(1)	4,291	9,219	13,510	(3,991)	1985	2007	39
King Street MOB	Jacksonville, FL	—	—	7,232	149	—	7,381	7,381	(2,402)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	1,335	1,204	13,113	14,317	(2,633)	1996-1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	467	768	3,469	4,237	(1,257)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	338	1,082	3,925	5,007	(1,526)	1996-1999	2007-2008	39
Largo Medical Center	Largo, FL	—	—	51,045	1,172	—	52,217	52,217	(9,456)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	2,179	729	11,087	11,816	(4,094)	1975-1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	1,246	—	5,503	5,503	(2,097)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	148	5	9,668	9,673	(2,130)	2009	2013	39
North Shore MOB	Miami, FL	—	—	4,942	1,532	—	6,474	6,474	(2,386)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	6,348	11,855	19,981	31,836	(5,420)	1954-2006	2014	27
Commons V MOB	Naples, FL	—	4,173	9,070	2,897	4,173	11,967	16,140	(3,876)	1990	2007	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	1,179	—	9,694	9,694	(3,132)	2000	2010	39
Florida Hospital MOBs	Orlando, Sebring and Tampa, FL	—	—	151,647	3,996	—	155,643	155,643	(12,848)	2006-2012	2017	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	1,100	—	6,811	6,811	(1,965)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	15	686	8,117	8,803	(1,690)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	118	—	6,245	6,245	(1,335)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(5,068)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(6,468)	2007	2010	39
Optimal MOBs	Tampa, FL	—	4,002	69,824	601	4,002	70,425	74,427	(6,219)	2005-2015	2017	39
Tampa Medical Village MOB	Tampa, FL	—	3,627	14,806	1,367	3,627	16,173	19,800	(1,609)	2003	2017	35
VA MOBs	Tampa, FL	—	17,802	80,154	616	17,802	80,770	98,572	(6,158)	2013	2017	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(4,974)	2001-2003	2010	39
Wellington MAP III	Wellington, FL	—	—	10,511	321	—	10,832	10,832	(2,936)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	11,015	—	34,067	34,067	(6,466)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	34	2,840	12,859	15,699	(5,342)	1988	2007	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Camp Creek Med Center	Atlanta, GA	$—	$2,961	$19,688	$2,167	$2,961	$21,855	$24,816	$(6,887)	2006 - 2010	2010-2012	39
North Atlanta MOBs	Atlanta, GA	—	—	41,836	1,860	—	43,696	43,696	(3,505)	2011-2012	2017	39
Camp Creek MOB	Atlanta, GA	—	328	12,539	1	328	12,540	12,868	(97)	2018	2019	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(5,640)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	70	432	4,127	4,559	(1,044)	2007	2013	39
Harbin Clinic MOBs	Cedartown, Rome and Summerville, GA	—	7,097	112,155	1,669	7,097	113,824	120,921	(10,700)	1960-2010	2017	30-39
Decatur MP	Decatur, GA	—	3,166	6,862	1,501	3,166	8,363	11,529	(2,900)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	3,876	2,802	16,378	19,180	(7,248)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	4,243	1,290	11,489	12,779	(4,306)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	1,703	1,276	13,900	15,176	(5,108)	2000	2008	39
WellStar Tower MOB	Marietta, GA	—	748	13,528	269	748	13,797	14,545	(2,091)	2007	2015	39
Shakerag MC	Peachtree City, GA	—	743	3,290	1,374	743	4,664	5,407	(2,277)	1994	2007	39
Overlook at Eagle's Landing	Stockbridge, GA	—	638	6,685	734	638	7,419	8,057	(2,380)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	2,676	4,260	17,312	21,572	(6,620)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	947	—	17,505	17,505	(2,817)	2001	2015	35
Honolulu MOB	Honolulu, HI	—	—	27,336	1,672	—	29,008	29,008	(5,195)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	831	—	17,084	17,084	(3,226)	1999	2014	35
Eagle Road MOB	Meridian, ID	—	666	9,636	5	666	9,641	10,307	(200)	2000	2019	39
Chicago MOBs	Chicago, IL	—	7,723	129,520	805	7,723	130,325	138,048	(9,357)	2006-2017	2017	38-39
Streeterville Center MOB	Chicago, IL	—	4,223	35,008	32	4,223	35,040	39,263	(845)	1968	2019	39
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	1	1,096	38,551	39,647	(9,759)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	254	431	893	1,324	(543)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	706	381	4,281	4,662	(1,674)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	—	318	1,899	449	318	2,348	2,666	(915)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	60	1,748	22,023	23,771	(7,293)	1952-1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(1,179)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	1,302	—	9,548	9,548	(1,670)	2004	2013	39
Ft. Wayne MOB	Ft. Wayne, IN	—	—	6,579	—	—	6,579	6,579	(1,904)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	505	560	4,086	4,646	(1,604)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	8,813	2,216	19,967	22,183	(8,716)	1988-1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	1,767	1,556	8,695	10,251	(3,516)	2002-2003	2007-2008	39
Glendale Professional Plaza	Indianapolis, IN	—	570	2,739	1,857	570	4,596	5,166	(2,296)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	3,476	1,044	17,024	18,068	(6,988)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	4,431	1,236	14,271	15,507	(6,953)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	4,837	1,427	20,388	21,815	(8,444)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	2,385	1,127	12,799	13,926	(5,324)	1994	2008	39
Southpointe MOP	Indianapolis, IN	—	2,190	7,548	2,648	2,190	10,196	12,386	(4,606)	1996	2007	39
St. Vincent MOB	Indianapolis, IN	18,300	2,964	23,352	172	2,964	23,524	26,488	(2,207)	2007	2017	35
Kokomo MOP	Kokomo, IN	—	1,779	9,614	3,048	1,779	12,662	14,441	(4,818)	1992-1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	26	—	10,978	10,978	(3,218)	2006	2010	39
Community Health Pavilion	Noblesville, IN	—	5,560	28,988	1,266	5,560	30,254	35,814	(5,533)	2009	2015	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Zionsville MC	Zionsville, IN	$—	$655	$2,877	$1,110	$664	$3,978	$4,642	$(1,731)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	2,339	1,808	11,856	13,664	(4,732)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(1,502)	1976-2007	2012	31
670 Albany	Boston, MA	—	—	104,365	140	—	104,505	104,505	(13,648)	2005	2015	39
Tufts Medical Center	Boston, MA	—	32,514	109,180	9,778	32,514	118,958	151,472	(23,458)	1924-2015	2014	35
St. Elizabeth's Med Center	Brighton, MA	—	—	20,929	3,220	1,379	22,770	24,149	(5,826)	1965-2013	2012	31
Pearl Street MOBs	Brockton, MA	—	4,714	18,193	385	4,714	18,578	23,292	(2,531)	1966-2004	2016	39
Good Samaritan MOBs	Brockton , MA	—	—	15,887	1,074	144	16,817	16,961	(4,224)	1980-2007	2012	31
Carney Hospital MOB	Dorchester, MA	—	—	7,250	769	530	7,489	8,019	(1,927)	1978	2012	31
St. Anne's Hospital MOB	Fall River, MA	—	—	9,304	107	40	9,371	9,411	(1,874)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	353	2,295	7,547	9,842	(2,135)	1930-2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	294	168	4,628	4,796	(1,472)	1988	2012	31
Morton Hospital MOB	Taunton, MA	—	—	15,317	1,516	502	16,331	16,833	(6,430)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	2,206	3,362	17,761	21,123	(4,686)	1900-1986	2015	20
Johnston Professional Building	Baltimore, MD	12,999	—	21,481	544	—	22,025	22,025	(3,874)	1993	2014	35
Triad Tech Center	Baltimore, MD	6,061	—	26,548	—	—	26,548	26,548	(7,059)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	771	—	43,142	43,142	(11,871)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	1,793	1,571	7,579	9,150	(2,888)	1981	2008	39
Gallery Professional Building	St. Paul, MN	—	1,157	5,009	3,629	1,157	8,638	9,795	(4,968)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	776	4,313	28,574	32,887	(9,873)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	844	2,242	13,974	16,216	(4,963)	1978	2008	39
Winghaven MOB	O'Fallon, MO	—	1,455	9,708	1,596	1,455	11,304	12,759	(4,036)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(915)	304	639	943	(496)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	1,022	—	12,408	12,408	(3,981)	2007	2010	39
Baptist Memorial MOB	Oxford, MS	—	—	26,263	7,289	—	33,552	33,552	(1,740)	2017	2017	39
Medical Park of Cary	Cary, NC	—	2,931	20,305	1,024	2,931	21,329	24,260	(7,575)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	334	1,449	18,560	20,009	(2,645)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	822	2,200	15,778	17,978	(2,586)	2002-2006	2015	39
Carolinas Health MOB	Charlotte, NC	—	—	75,198	120	—	75,318	75,318	(5,887)	2006	2017	39
Davidson MOB	Davidson , NC	—	1,188	8,556	—	1,188	8,556	9,744	(169)	2001	2019	39
Duke Fertility Center	Durham, NC	—	596	3,882	—	596	3,882	4,478	(423)	2006	2016	39
Hock Plaza II	Durham, NC	—	680	27,044	489	680	27,533	28,213	(2,734)	2006	2016	36
UNC Rex Holly Springs	Holly Springs, NC	—	—	27,591	11,076	—	38,667	38,667	(2,202)	2011	2017	39
Huntersville Office Park	Huntersville, NC	—	5,376	67,125	4	5,376	67,129	72,505	(284)	1990-2001	2019	39
Rosedale MOB	Huntersville, NC	—	1,281	7,738	8	1,281	7,746	9,027	(174)	2005	2019	39
Medical Park MOBs	Mooresville, NC	—	1,771	13,266	6,319	2,040	19,316	21,356	(2,552)	2000-2005	2017	23
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	722	1,732	9,613	11,345	(2,161)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	6,737	2,381	22,367	24,748	(7,259)	1989	2010	39
Sandy Forks MOB	Raleigh, NC	—	652	7,263	25	652	7,288	7,940	(454)	2016	2018	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Sunset Ridge MOBs	Raleigh, NC	$—	$811	$3,926	$481	$811	$4,407	$5,218	$(273)	1999	2018	39
Hackensack MOB	North Bergen, NJ	—	—	31,658	25	—	31,683	31,683	(2,254)	2014	2017	39
Mountain View MOB	Las Cruces, NM	—	—	41,553	2,161	—	43,714	43,714	(3,419)	2003	2017	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(2,248)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	4,153	—	18,930	18,930	(5,599)	2007	2010	39
Madison Ave MOB	Albany, NY	—	83	2,759	142	83	2,901	2,984	(875)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	—	1,870	29,453	5,835	1,870	35,288	37,158	(10,905)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	779	1,439	28,418	29,857	(8,007)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	1,050	1,699	19,490	21,189	(6,058)	1998-2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	363	—	24,579	24,579	(6,205)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	4,318	2,305	41,812	44,117	(13,234)	2001	2010	39
ACP MOB	New York, NY	—	53,265	62,873	30	53,265	62,903	116,168	—	1920-1988	2019	39
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(3,732)	1981	2014	31
Westchester MOBs	White Plains, NY	—	17,274	41,865	7,280	17,274	49,145	66,419	(11,413)	1967-1983	2014	29
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	87	—	9,898	9,898	(1,516)	2010	2015	39
Good Sam MOB	Cincinnati, OH	—	1,825	9,966	23	1,825	9,989	11,814	(894)	2011	2017	39
Jewish MOB	Cincinnati, OH	—	—	16,187	—	—	16,187	16,187	(1,742)	1999	2017	35
TriHealth	Cincinnati, OH	—	—	34,894	15	—	34,909	34,909	(2,453)	2016	2017	39
Olentangy	Columbus, OH	—	1,247	9,830	—	1,247	9,830	11,077	(110)	1985	2019	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	4,378	2,326	21,585	23,911	(7,530)	2001-2003	2007-2010	39
Polaris MOB	Columbus, OH	—	1,447	12,192	57	1,447	12,249	13,696	(1,509)	2012	2016	39
Gahanna MOB	Gahanna, OH	—	1,078	5,674	22	1,078	5,696	6,774	(809)	1997	2016	30
Kindred MOBs	Avon, OH, Germantown, TN, Indianapolis, IN and Springfield, MO	—	4,238	118,778	36	4,238	118,814	123,052	(9,130)	2013-2016	2017	39
Hilliard II MOB	Hilliard, OH	—	959	7,260	255	959	7,515	8,474	(977)	2014	2016	38
Hilliard MOB	Hilliard, OH	—	946	11,174	735	946	11,909	12,855	(2,011)	2013	2015	39
Park Place MOP	Kettering, OH	—	1,987	11,341	5,631	1,987	16,972	18,959	(6,552)	1998-2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	1,136	842	6,776	7,618	(2,698)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	926	372	4,562	4,934	(1,836)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	4,018	—	29,993	29,993	(10,222)	1991-1996	2008	39
Silverton Health MOB	Woodburn, OR	—	953	6,164	—	953	6,164	7,117	(790)	2001	2016	35
Monroeville MOB	Monroeville, PA	—	3,264	7,038	1,684	3,264	8,722	11,986	(3,070)	1985-1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(11,166)	1985	2007	39
1740 South MOB	Philadelphia, PA	—	1,855	7,735	—	1,855	7,735	9,590	(166)	1986	2019	39
Main Line Bryn Mawr MOB	Philadelphia, PA	—	—	46,967	2,939	—	49,906	49,906	(3,226)	2017	2017	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	1,238	2,489	31,506	33,995	(8,790)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	4,682	1,774	43,603	45,377	(11,946)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	2,694	1,514	35,062	36,576	(9,312)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	3,066	3,480	4,736	8,216	(496)	1891	2015	39
Cannon Park Place	Charleston, SC	—	425	8,651	1,397	425	10,048	10,473	(3,121)	1998	2010	39
MUSC Elm MOB	Charleston, SC	—	1,172	4,361	173	1,172	4,534	5,706	(609)	2015	2016	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Tides Medical Arts Center	Charleston, SC	$—	$3,763	$19,787	$629	$3,763	$20,416	$24,179	$(3,572)	2007	2014	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	279	2,470	6,568	9,038	(1,636)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	1,949	2,073	7,888	9,961	(2,498)	1992	2010	39
MUSC University MOB	North Charleston, SC	—	1,524	9,627	53	1,524	9,680	11,204	(1,757)	2006	2015	36
St. Thomas DePaul MOB	Murfreesboro, TN	—	—	55,040	240	—	55,280	55,280	(4,271)	2008	2017	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	10,495	1,278	47,036	48,314	(16,922)	1976-2006	2008-2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	29	1,110	17,717	18,827	(5,610)	2007	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	426	—	15,598	15,598	(3,037)	1999	2013	39
BS&W MOBs	Austin, TX	17,350	—	300,952	1,119	—	302,071	302,071	(23,467)	2009-2016	2017	39
Post Oak North MC	Austin, TX	—	887	7,011	(61)	887	6,950	7,837	(1,424)	2007	2013	39
MatureWell MOB	Bryan, TX	—	1,307	11,078	—	1,307	11,078	12,385	(1,102)	2016	2017	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	249	—	32,743	32,743	(7,603)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(4,650)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	350	778	5,180	5,958	(1,846)	2007	2008	39
Cedar Park MOB	Cedar Park, TX	—	—	30,338	1,102	—	31,440	31,440	(2,374)	2007	2017	39
Corsicana MOB	Corsicana, TX	—	—	6,781	624	—	7,405	7,405	(2,432)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(5,873)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	747	9,670	11,899	21,569	(2,544)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	6,778	3,340	41,849	45,189	(8,289)	2011	2013	39
Northpoint Medical	Dallas, TX	—	2,388	14,621	(3,278)	2,388	11,343	13,731	(1,921)	2017	2017	20
Baylor MOBs	Dallas/Fort Woth, TX	29,500	9,956	122,852	6,620	9,956	129,472	139,428	(9,255)	2013-2017	2017	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(3,845)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	519	—	8,062	8,062	(2,213)	2000	2010	39
El Paso MOB	El Paso, TX	—	2,075	14,902	—	2,075	14,902	16,977	(150)	1994-2008	2019	39
Cliff Medical Plaza MOB	El Paso, TX	—	1,064	1,972	3,481	1,064	5,453	6,517	(1,679)	1977	2016	8
Providence Medical Plaza	El Paso, TX	—	—	5,396	3,488	—	8,884	8,884	(1,540)	1981	2016	20
Sierra Medical	El Paso, TX	—	—	2,998	759	—	3,757	3,757	(1,117)	1972	2016	15
Texas Health MOB	Fort Worth, TX	—	—	38,429	187	—	38,616	38,616	(2,985)	2014	2017	39
Conifer	Frisco, TX	—	4,807	67,076	75	4,807	67,151	71,958	(6,747)	2014	2017	38
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	9,995	1,238	29,974	31,212	(6,481)	2012	2013	39
Greenville MOB	Greenville, TX	—	616	10,822	299	616	11,121	11,737	(3,838)	2007	2008	39
Gemini MOB	Houston, TX	—	4,619	17,450	—	4,619	17,450	22,069	(107)	1985-1986	2019	39
7900 Fannin MOB	Houston, TX	—	—	34,764	2,260	—	37,024	37,024	(10,253)	2005	2010	39
Cypress Medical Building MOB	Houston, TX	—	—	4,678	478	—	5,156	5,156	(1,020)	1984	2016	30
Cypress Station MOB	Houston, TX	—	1,345	8,312	(1,023)	1,345	7,289	8,634	(3,277)	1981	2008	39
Park Plaza MOB	Houston, TX	—	5,719	50,054	5,259	5,719	55,313	61,032	(10,115)	1984	2016	24
Triumph Hospital NW	Houston, TX	—	1,377	14,531	237	1,377	14,768	16,145	(5,814)	1986	2007	39
Memorial Hermann MOBs	Humble, TX	—	—	9,479	12,039	—	21,518	21,518	(1,458)	1993	2017	25-39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Jourdanton MOB	Jourdanton, TX	$13,200	$—	$17,804	$1	$—	$17,805	$17,805	$(1,343)	2013	2017	39
Houston Methodist MOBs	Katy, TX	—	—	43,078	189	—	43,267	43,267	(3,305)	2001-2006	2017	35-39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(1,211)	2006	2008	39
Seton Medical MOB	Kyle, TX	—	—	30,102	2,252	—	32,354	32,354	(2,480)	2009	2017	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(1,177)	2000	2010	39
Longview Regional MOBs	Longview, TX	16,650	—	59,258	—	—	59,258	59,258	(4,627)	2003-2015	2017	36-39
Terrace Medical Building	Nacogdoches, TX	—	—	179	5	—	184	184	(147)	1975	2016	5
Towers Medical Plaza	Nacogdoches, TX	—	—	786	301	—	1,087	1,087	(444)	1981	2016	10
North Cypress MOBs	North Cypress/Houston, TX	—	7,841	121,215	1,180	7,841	122,395	130,236	(9,887)	2006-2015	2017	35-39
Pearland MOB	Pearland, TX	—	912	4,628	593	912	5,221	6,133	(1,881)	2003-2007	2010	39
Independence Medical Village	Plano, TX	—	4,229	17,874	82	4,229	17,956	22,185	(2,358)	2014	2016	39
San Angelo MOB	San Angelo, TX	—	—	3,907	117	—	4,024	4,024	(1,520)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	2,261	416	15,951	16,367	(5,044)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	631	—	10,279	10,279	(3,962)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(14)	1,656	14,018	15,674	(5,646)	1989	2007	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	2,506	832	23,674	24,506	(7,145)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(1,771)	736	3,840	4,576	(1,851)	1957	2008	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	95	3,701	24,537	28,238	(7,861)	2004	2008	39
Faifax MOB	Fairfax, VA	—	2,404	14,074	68	2,404	14,142	16,546	(315)	1959	2019	39
Fair Oaks MOB	Fairfax, VA	—	—	47,616	255	—	47,871	47,871	(3,522)	2009	2017	39
Aurora - Menomonee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(5,893)	1964	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(2,162)	1983	2009	39
Columbia St. Mary's MOBs	Milwaukee, WI	—	—	87,825	273	—	88,098	88,098	(6,236)	1994-2007	2017	35-39
		$114,060	$568,334	$5,834,611	$426,281	$576,372	$6,252,854	$6,829,226	$(1,085,048)

Undeveloped land:
Coral Reef	Miami, FL	—	1,160	—	—	1,160	—	1,160	—	N/A	2017	N/A
Forest Park Pavilion III	Dallas, TX	—	7,014	—	—	7,014	—	7,014	—	N/A	2019	N/A
		—	8,174	—	—	8,174	—	8,174	—

Total		$114,060	$576,508	$5,834,611	$426,281	$584,546	$6,252,854	$6,837,400	$(1,085,048)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles; see notes (d) and (g).

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(c)	The changes in total real estate for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$6,269,023	$6,316,143	$3,853,042
Acquisitions	505,424	16,353	2,447,896
Additions	90,859	126,379	86,723
Dispositions	(27,906)	(180,965)	(57,596)
Impairments	—	(8,887)	(13,922)
Balance as of the end of the year (d)	$6,837,400	$6,269,023	$6,316,143

(d)	The balances as of December 31, 2019, 2018 and 2017 exclude gross lease intangibles of $628.1 million, $599.9 million and $639.2 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $6.7 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$882,488	$734,783	$581,505
Additions	217,566	202,837	171,545
Dispositions	(15,006)	(55,132)	(18,267)
Balance as of the end of the year (g)	$1,085,048	$882,488	$734,783

(g)	The balances as of December 31, 2019, 2018 and 2017 exclude accumulated amortization of lease intangibles of $362.8 million, $325.7 million and $286.9 million, respectively.

(h)	Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one to 10 years, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$2,070	$2,773	$12,737
Collection of mortgage loans	(738)	(703)	(9,964)
Balance as of the end of the year	$1,332	$2,070	$2,773

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

1.16
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

1.17
Amendment No. 1, dated November 29, 2019, to Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, London Branch, on the other hand (included as Exhibit 1.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.18
Amendment No. 1, dated November 29, 2019, to Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and BMO Capital Markets Corp. and Bank of Montreal, on the other hand (included as Exhibit 1.2 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.19
Amendment No. 1, dated November 29, 2019, to Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and MUFG Securities Americas Inc. and MUFG Securities EMEA plc, on the other hand (included as Exhibit 1.3 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.20
Amendment No. 1, dated November 29, 2019, to Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, on the other hand (included as Exhibit 1.4 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.21
Amendment No. 1, dated November 29, 2019, to Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and BofA Securities, Inc. (an assignee of Merrill Lynch, Pierce, Fenner & Smith Incorporated) and Bank of America, N.A., on the other hand (included as Exhibit 1.5 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.22
Amendment No. 1, dated November 29, 2019, to Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Jefferies LLC, on the other hand (included as Exhibit 1.6 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.23
Amendment No. 1, dated November 29, 2019, to Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and JPMorgan Chase Bank, National Association, London Branch (included as Exhibit 1.7 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.24
Amendment No. 1, dated November 29, 2019, to Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Bank of Montreal (included as Exhibit 1.8 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.25
Amendment No. 1, dated November 29, 2019, to Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and MUFG Securities EMEA plc (included as Exhibit 1.9 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.26
Amendment No. 1, dated November 29, 2019, to Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Wells Fargo Bank, National Association (included as Exhibit 1.10 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.27
Amendment No. 1, dated November 29, 2019, to Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Bank of America, N.A. (included as Exhibit 1.11 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

1.28
Amendment No. 1, dated November 29, 2019, to Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Jefferies LLC (included as Exhibit 1.12 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).

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

4.2
2026 Notes Indenture, dated as of July 12, 2016, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2026 and the guarantee thereof (included as Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed on July 12, 2016 and incorporated herein by reference).

4.2
2027 Notes Indenture, dated as of June 8, 2017, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.750% Senior Notes due 2027 and the guarantee thereof (included as Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).

4.3
2030 Notes Indenture, dated as of September 16, 2019, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.100% Senior Notes due 2030 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference).

4.5*	Description of Registrant's Securities.
5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.3	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.4	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.5	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
5.6	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).
5.7	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.8	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.9	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).

8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
8.3	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
10.1*	Form of Indemnification Agreement executed by H. Lee Cooper.
10.2*	Form of Indemnification Agreement executed by Jay P. Leupp.
10.3	Form of Indemnification Agreement executed by Vicki U. Booth (included as Exhibit 10.1 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.4	Form of Indemnification Agreement executed by Roberta B. Bowman (included as Exhibit 10.2 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.5	Form of Indemnification Agreement executed by Daniel S. Henson (included as Exhibit 10.3 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.6†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference).

10.7†
Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of July 9, 2019 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 24, 2019 and incorporated herein by reference).

10.8
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).

10.9	Form of Indemnification Agreement executed by Amanda L. Houghton (included as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.10	Form of Indemnification Agreement executed by Robert A. Milligan (included as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.11	Form of Indemnification Agreement executed by Peter N. Foss (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).
10.12	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.13	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.14	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
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

10.17†
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

10.20
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated July 14, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.21
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated March 18, 2019 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 18, 2019 and incorporated herein by reference).

10.22
Letter Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated March 18, 2019 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 18, 2019 and incorporated herein by reference).

10.23
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated March 18, 2019 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 18, 2019 and incorporated herein by reference).

10.24	Restricted Stock Award Certificate (included as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 21, 2017 and incorporated herein by reference).

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

10.27
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the Lenders Party Hereto, dated July 20, 2012 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.28
Guaranty by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent dated July 20, 2012 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.29	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.30	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
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

10.32
Guaranty dated November 19, 2014, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, and Bank of America, N.A., as swing lender and issuing bank (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.33
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

10.35	Third Modification to the Credit Agreement (included as Exhibit 10.1 in our Current Report on Form 8-K filed on September 29, 2016 and incorporated herein by reference).
10.36
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

10.37
Guaranty dated July 27, 2017, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2017 and incorporated herein by reference).

10.38
Fifth Modification to the Credit Agreement, dated August 1, 2018, by and among Healthcare Trust of America Holdings, LP, Wells Fargo, National Association, and the lenders party thereto (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated herein by reference).

21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.
23.3	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
23.4	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).

23.5	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.6	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.7	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.8	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.9	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.10	Consent of Katz, Sapper & Miller, LLP (included as Exhibit 23.2 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.11	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
23.12	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.13	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.14	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 18, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 18, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 18, 2020

By:	/s/ W. Bradley Blair, II	Lead Director
W. Bradley Blair, II
Date:	February 18, 2020

By:	/s/ Vicki U. Booth	Director
Vicki U. Booth
Date:	February 18, 2020

By:	/s/ H. Lee Cooper	Director
H. Lee Cooper
Date:	February 18, 2020

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 18, 2020

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 18, 2020

By:	/s/ Peter N. Foss	Director
Peter N. Foss
Date:	February 18, 2020

By:	/s/ Jay P. Leupp	Director
Jay P. Leupp
Date:	February 18, 2020

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 18, 2020

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 18, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 18, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 18, 2020	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 18, 2020	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Lead Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Vicki U. Booth	Director of Healthcare Trust of America, Inc., general partner of
	Vicki U. Booth	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ H. Lee Cooper	Director of Healthcare Trust of America, Inc., general partner of
	H. Lee Cooper	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of
	Maurice J. DeWald	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Peter N. Foss	Director of Healthcare Trust of America, Inc., general partner of
	Peter N. Foss	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Jay P. Leupp	Director of Healthcare Trust of America, Inc., general partner of
	Jay P. Leupp	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of
	Larry L. Mathis	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 18, 2020