Form 10-Q
period 2020-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2020-05-06
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, there were 218,480,985 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2020, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2020, HTA owned a 98.4% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
We believe combining the Quarterly Reports of HTA and HTALP, including the notes to the condensed consolidated financial statements, into this single Quarterly Report results in the following benefits:
•enhances stockholders’ understanding of HTA and HTALP by enabling stockholders to view the business as a whole in the same manner that management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Quarterly Report applies to both HTA and HTALP; and
•creates time and cost efficiencies through the preparation of a single combined Quarterly Report instead of two separate Quarterly Reports.
In order to highlight the material differences between HTA and HTALP, this Quarterly Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:
•the condensed consolidated financial statements;
•certain accompanying notes to the condensed consolidated financial statements, including Note 8 - Debt, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, and Note 14 - Per Unit Data of HTALP;
•as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), the Funds From Operations (“FFO”) and Normalized FFO in Part 1, Item 2 of this Quarterly Report;
•the Controls and Procedures in Part 1, Item 4 of this Quarterly Report; and
•the Certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Quarterly Report.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments:
Land	$587,363	$584,546
Building and improvements	6,313,199	6,252,854
Lease intangibles	630,535	628,066
Construction in progress	40,350	28,150
	7,571,447	7,493,616
Accumulated depreciation and amortization	(1,519,845)	(1,447,815)
Real estate investments, net	6,051,602	6,045,801
Investment in unconsolidated joint venture	65,526	65,888
Cash and cash equivalents	216,515	32,713
Restricted cash	4,957	4,903
Receivables and other assets, net	235,022	237,024
Right-of-use assets - operating leases, net	238,516	239,867
Other intangibles, net	12,041	12,553
Total assets	$6,824,179	$6,638,749
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,959,723	$2,749,775
Accounts payable and accrued liabilities	154,842	171,698
Derivative financial instruments - interest rate swaps	19,480	29
Security deposits, prepaid rent and other liabilities	49,895	49,174
Lease liabilities - operating leases	198,628	198,650
Intangible liabilities, net	36,659	38,779
Total liabilities	3,419,227	3,208,105
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 218,482,526 and 216,453,312 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,185	2,165
Additional paid-in capital	4,909,397	4,854,042
Accumulated other comprehensive (loss) income	(17,592)	4,546
Cumulative dividends in excess of earnings	(1,553,710)	(1,502,744)
Total stockholders’ equity	3,340,280	3,358,009
Noncontrolling interests	64,672	72,635
Total equity	3,404,952	3,430,644
Total liabilities and equity	$6,824,179	$6,638,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$185,531	$168,875
Interest and other operating income	245	91
Total revenues	185,776	168,966
Expenses:
Rental	56,862	51,468
General and administrative	11,518	11,290
Transaction	140	40
Depreciation and amortization	77,665	69,481
Interest expense	23,872	23,970
Total expenses	170,057	156,249
Gain (loss) on sale of real estate, net	1,991	(37)
Income from unconsolidated joint venture	422	486
Other income	76	535
Net income	$18,208	$13,701
Net income attributable to noncontrolling interests (1)	(307)	(261)
Net income attributable to common stockholders	$17,901	$13,440
Earnings per common share - basic:
Net income attributable to common stockholders	$0.08	$0.07
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.08	$0.06
Weighted average common shares outstanding:
Basic	216,692	205,080
Diluted	220,623	208,999

(1) Includes amounts attributable to redeemable noncontrolling interests for the three months ended March 31, 2019.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$18,208	$13,701

Other comprehensive income (loss)
Change in unrealized losses on cash flow hedges	(22,498)	(390)
Total other comprehensive loss	(22,498)	(390)

Total comprehensive (loss) income	(4,290)	13,311
Comprehensive loss (income) attributable to noncontrolling interests	53	(225)
Total comprehensive (loss) income attributable to common stockholders	$(4,237)	$13,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
Share-based award transactions, net	293	3	3,386	—	—	3,389	—	3,389
Repurchase and cancellation of common stock	(478)	(5)	(11,921)	—	—	(11,926)	—	(11,926)
Redemption of noncontrolling interest and other	18	—	527	—	—	527	(527)	—
Dividends declared ($0.310 per common share)	—	—	—	—	(63,578)	(63,578)	(1,306)	(64,884)
Net income	—	—	—	—	13,440	13,440	233	13,673
Other comprehensive loss	—	—	—	(382)	—	(382)	(8)	(390)
Balance as of March 31, 2019	205,100	$2,051	$4,517,961	$(75)	$(1,322,443)	$3,197,494	$77,282	$3,274,776

Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Share-based award transactions, net	236	2	3,201	—	—	3,203	—	3,203
Repurchase and cancellation of common stock	(154)	(2)	(4,622)	—	—	(4,624)	—	(4,624)
Redemption of noncontrolling interest and other	273	3	6,773	—	—	6,776	(6,776)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,867)	(68,867)	(1,134)	(70,001)
Net income	—	—	—	—	17,901	17,901	307	18,208
Other comprehensive loss	—	—	—	(22,138)	—	(22,138)	(360)	(22,498)
Balance as of March 31, 2020	218,483	$2,185	$4,909,397	$(17,592)	$(1,553,710)	$3,340,280	$64,672	$3,404,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$18,208	$13,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,949	66,528
Share-based compensation expense	3,203	3,389
Income from unconsolidated joint venture	(422)	(486)
Distributions from unconsolidated joint venture	885	750
(Gain) loss on sale of real estate, net	(1,991)	37
Changes in operating assets and liabilities:
Receivables and other assets, net	1,196	2,546
Accounts payable and accrued liabilities	(19,662)	(40,402)
Security deposits, prepaid rent and other liabilities	1,055	2,492
Net cash provided by operating activities	75,421	48,555
Cash flows from investing activities:
Investments in real estate	(41,338)	(18,592)
Development of real estate	(12,103)	(2,014)
Proceeds from the sale of real estate	6,420	1,193
Capital expenditures	(23,793)	(16,815)
Collection of real estate notes receivable	191	181
Advances on real estate notes receivable	(6,000)	—
Net cash used in investing activities	(76,623)	(36,047)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	720,000	—
Payments on unsecured revolving credit facility	(415,000)	—
Payments on secured mortgage loans	(95,602)	(587)
Proceeds from issuance of common stock	50,020	—
Repurchase and cancellation of common stock	(4,624)	(11,926)
Dividends paid	(68,227)	(63,686)
Distributions paid to noncontrolling interest of limited partners	(1,509)	(1,364)
Net cash provided by (used in) financing activities	185,058	(77,563)
Net change in cash, cash equivalents and restricted cash	183,856	(65,055)
Cash, cash equivalents and restricted cash - beginning of period	37,616	133,530
Cash, cash equivalents and restricted cash - end of period	$221,472	$68,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments:
Land	$587,363	$584,546
Building and improvements	6,313,199	6,252,854
Lease intangibles	630,535	628,066
Construction in progress	40,350	28,150
	7,571,447	7,493,616
Accumulated depreciation and amortization	(1,519,845)	(1,447,815)
Real estate investments, net	6,051,602	6,045,801
Investment in unconsolidated joint venture	65,526	65,888
Cash and cash equivalents	216,515	32,713
Restricted cash	4,957	4,903
Receivables and other assets, net	235,022	237,024
Right-of-use assets - operating leases, net	238,516	239,867
Other intangibles, net	12,041	12,553
Total assets	$6,824,179	$6,638,749
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,959,723	$2,749,775
Accounts payable and accrued liabilities	154,842	171,698
Derivative financial instruments - interest rate swaps	19,480	29
Security deposits, prepaid rent and other liabilities	49,895	49,174
Lease liabilities - operating leases	198,628	198,650
Intangible liabilities, net	36,659	38,779
Total liabilities	3,419,227	3,208,105
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 3,561,260 and 3,834,279 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	64,402	72,365
General partners’ capital, 218,482,526 and 216,453,312 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,340,550	3,358,279
Total partners’ capital	3,404,952	3,430,644
Total liabilities and partners’ capital	$6,824,179	$6,638,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$185,531	$168,875
Interest and other operating income	245	91
Total revenues	185,776	168,966
Expenses:
Rental	56,862	51,468
General and administrative	11,518	11,290
Transaction	140	40
Depreciation and amortization	77,665	69,481
Interest expense	23,872	23,970
Total expenses	170,057	156,249
Gain (loss) on sale of real estate, net	1,991	(37)
Income from unconsolidated joint venture	422	486
Other income	76	535
Net income	$18,208	$13,701
Net income attributable to noncontrolling interests	—	(28)
Net income attributable to common unitholders	$18,208	$13,673
Earnings per common OP Unit - basic:
Net income attributable to common unitholders	$0.08	$0.07
Earnings per common OP Unit - diluted:
Net income attributable to common unitholders	$0.08	$0.07
Weighted average common OP Units outstanding:
Basic	220,368	208,999
Diluted	220,623	208,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$18,208	$13,701

Other comprehensive income (loss)
Change in unrealized losses on cash flow hedges	(22,498)	(390)
Total other comprehensive loss	(22,498)	(390)

Total comprehensive (loss) income	(4,290)	13,311
Comprehensive income attributable to noncontrolling interests	—	(28)
Total comprehensive (loss) income attributable to common unitholders	$(4,290)	$13,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
Share-based award transactions, net	293	3,389	—	—	3,389
Redemption and cancellation of general partner OP Units	(478)	(11,926)	—	—	(11,926)
Redemption of limited partner OP Units and other	18	527	(18)	(527)	—
Distributions declared ($0.310 per common OP Unit)	—	(63,578)	—	(1,306)	(64,884)
Net income	—	13,440	—	233	13,673
Other comprehensive loss	—	(382)	—	(8)	(390)
Balance as of March 31, 2019	205,100	3,197,764	3,911	77,012	3,274,776

Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
Issuance of general partner OP Units	1,675	50,020	—	—	50,020
Share-based award transactions, net	236	3,203	—	—	3,203
Redemption and cancellation of general partner OP Units	(154)	(4,624)	—	—	(4,624)
Redemption of limited partner OP Units and other	273	6,776	(273)	(6,776)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,867)	—	(1,134)	(70,001)
Net income	—	17,901	—	307	18,208
Other comprehensive loss	—	(22,138)	—	(360)	(22,498)
Balance as of March 31, 2020	218,483	3,340,550	3,561	64,402	3,404,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$18,208	$13,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,949	66,528
Share-based compensation expense	3,203	3,389
Income from unconsolidated joint venture	(422)	(486)
Distributions from unconsolidated joint venture	885	750
(Gain) loss on sale of real estate, net	(1,991)	37
Changes in operating assets and liabilities:
Receivables and other assets, net	1,196	2,546
Accounts payable and accrued liabilities	(19,662)	(40,402)
Security deposits, prepaid rent and other liabilities	1,055	2,492
Net cash provided by operating activities	75,421	48,555
Cash flows from investing activities:
Investments in real estate	(41,338)	(18,592)
Development of real estate	(12,103)	(2,014)
Proceeds from the sale of real estate	6,420	1,193
Capital expenditures	(23,793)	(16,815)
Collection of real estate notes receivable	191	181
Advances on real estate notes receivable	(6,000)	—
Net cash used in investing activities	(76,623)	(36,047)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	720,000	—
Payments on unsecured revolving credit facility	(415,000)	—
Payments on secured mortgage loans	(95,602)	(587)
Proceeds from issuance of general partner units	50,020	—
Repurchase and cancellation of general partner units	(4,624)	(11,926)
Distributions paid to general partner	(68,227)	(63,686)
Distributions paid to limited partners and redeemable noncontrolling interests	(1,509)	(1,364)
Net cash provided by (used in) financing activities	185,058	(77,563)
Net change in cash, cash equivalents and restricted cash	183,856	(65,055)
Cash, cash equivalents and restricted cash - beginning of period	37,616	133,530
Cash, cash equivalents and restricted cash - end of period	$221,472	$68,475
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
Reclassifications
Certain prior year amounts related to the presentation of derivative financial instruments - cash flow hedges on the accompanying condensed consolidated balance sheets have been reclassified to conform to the current year presentation.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K.
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
common stock is recorded as a component of equity. As of March 31, 2020 and December 31, 2019, there were approximately 3.6 million and 3.8 million, respectively, of OP Units issued and outstanding held by noncontrolling interest holders.
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
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent asset and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$216,515	$61,073
Restricted cash	4,957	7,402
Total cash, cash equivalents and restricted cash	$221,472	$68,475
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2020 and 2019 was $58.9 million and $52.1 million, respectively.

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
Through the duration of the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions getting rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected to apply such relief and will use the election to avoid performing a lease by lease analysis. The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.
Credit Losses
The Company adopted Topic 326 - Financial Instruments - Credit Losses as of January 1, 2020. See the "Recently Issued or Adopted Accounting Pronouncements" below for further information. Pursuant to the guidance, we adopted a policy to book current expected credit losses at the inception of loans qualifying for treatment under Topic 326. In the three months ended March 31, 2020, we financed a one-year, $6 million loan to which we hold a first trust deed in the underlying property as collateral. Given the one-year term, management's estimated loan-to-value at inception, and estimated probability of default, we determined that any current expected credit loss would be insignificant.
Redeemable Noncontrolling Interests
Prior to June 30, 2019, we had redeemable noncontrolling interests related to the noncontrolling interest in a joint venture in which we own the majority interest. The noncontrolling interest holders in the joint venture had the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019, and, at that time, all holders of redeemable noncontrolling interests had either converted their interest to OP Units or received cash proceeds. For the three months ended March 31, 2019, we recognized $28 thousand of income related to the noncontrolling interests in the net income attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of March 31, 2020 and December 31, 2019, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $65.5 million and $65.9 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, we recognized income of $0.4 million and $0.5 million, respectively.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Issued or Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-13, Financial Instruments Credit Losses; Measurement of Credit Losses on Financial Instruments and ASU 2018-19, 2019-04 and 2019-05, Improvements to Topic 326, Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU 2016-13, which is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 provides clarification on the measurement, presentation and disclosure of credit losses on financial assets. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis for comparability to any new financial assets that elect the fair value option. We adopted, on a modified-retrospective basis, ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 collectively as of January 1, 2020. The adoption did not have a material effect on our financial statements and related footnotes. See the "Credit Losses" section above for further details.
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We adopted ASU 2018-13 as of January 1, 2020 and as of March 31, 2020 there were no transfers between levels and no Level 3 inputs for the period. Refer to Note 12 - Fair Value of Financial Instruments in the accompanying notes to the condensed consolidated financial statements for more detail relating to our fair value disclosures.
Recently Issued Accounting Pronouncements
ASU 2020-04, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04, which is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Reference rate reform is necessary due to the phase out of LIBOR at the end of 2021. The ASU is optional and provides relief around modification and hedge accounting as it specifically arises from changing reference rates, in addition to optional expedients for cash flow hedges, which the Company has. The amendment is effective from March 12, 2020 through December 31, 2022. The Company is evaluating how the transition away from LIBOR will effect the Company and if the guidance in this standard will be adopted.
3. Investments in Real Estate
For the three months ended March 31, 2020, our investments had an aggregate purchase price of $41.7 million. As part of these investments, we incurred approximately $0.2 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Land	$2,817	$3,311
Building and improvements	35,259	13,449
In place leases	3,621	1,927
Below market leases	(693)	(95)
Above market leases	334	160
Net real estate assets acquired	41,338	18,752
Other, net	334	74
Aggregate purchase price	$41,672	$18,826

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the three months ended March 31, 2020 and 2019, respectively (in years):

	Three Months Ended March 31,
	2020	2019
Acquired intangible assets	5.4	9.1
Acquired intangible liabilities	3.8	9.1

4. Dispositions and Impairment
Dispositions
During the three months ended March 31, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, resulting in a net gain of approximately $2.0 million. During the three months ended March 31, 2019, we completed the disposition of three MOB's in Hilton Head, South Carolina for a gross sales price of $1.2 million, resulting in a net loss of $37 thousand.
Impairment
During the three months ended March 31, 2020, and 2019, respectively, we recorded no impairment charges after the consideration of the impacts, on a qualitative and quantitative basis, of the ongoing COVID-19 pandemic in our quarterly assessment. As the COVID-19 pandemic continues to develop, we will monitor the performance of our buildings and other assets to determine whether any additional impairment indicators unique to the COVID-19 pandemic are present, including but not limited to, significant prolonged disruption in cash flows, tenant vacancies, or lease modifications, and that would indicate the recoverability of recorded values of these assets may be at risk. Accordingly, we will continue to apply the applicable accounting guidance in our consideration of our ongoing impairment analysis as conditions warrant.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019, respectively (in thousands, except weighted average remaining amortization terms):

	March 31, 2020		December 31, 2019
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$483,834	9.5	$481,173	9.5
Tenant relationships	146,701	9.7	146,893	9.7
Above market leases	37,804	6.1	37,613	6.2
	668,339		665,679
Accumulated amortization	(403,314)		(387,827)
Total	$265,025	9.4	$277,852	9.4

Liabilities:
Below market leases	$66,599	14.2	$65,966	13.9
Accumulated amortization	(29,940)		(27,187)
Total	$36,659	14.2	$38,779	13.9

The following is a summary of the net intangible amortization for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization recorded against rental income related to above and (below) market leases	$(1,968)	$(491)
Amortization expense related to in place leases and tenant relationships	15,935	14,665

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020	December 31, 2019
Tenant receivables, net	$3,309	$11,801
Other receivables, net	19,153	13,786
Deferred financing costs, net	3,894	4,325
Deferred leasing costs, net	38,224	36,586
Straight-line rent receivables, net	112,093	107,800
Prepaid expenses, deposits, equipment and other, net	51,547	48,505
Derivative financial instruments - interest rate swaps	—	3,011
Finance ROU asset, net	3,409	3,409
Insurance receivable (1)	3,393	3,817
Held for sale assets	—	3,984
Total	$235,022	$237,024
(1) Amount primarily related to an involuntary conversion at one of our properties in 2019 for the total amount of $3.7 million. Pursuant to applicable accounting guidance, we deemed the receipt of funds from the Company's insurance carrier probable and expect the funds to fully cover, less our immaterial deductible, the damages we experienced. As of March 31, 2020, we had received $200 thousand in insurance proceeds. Subsequent to March 31, 2020, we received an additional $500 thousand for a total of $700 thousand received pursuant to this claim.
The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense related to deferred leasing costs	$1,896	$2,154
Interest expense related to deferred financing costs	431	431

7. Leases
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of March 31, 2020 (in thousands):

Year	Operating Leases	Finance Leases
2020	$7,771	$21
2021	10,731	124
2022	10,927	124
2023	11,066	125
2024	10,412	125
2025	9,901	128
Thereafter	624,109	9,295
Total undiscounted lease payments	$684,917	$9,942
Less: Interest	(486,289)	(6,604)
Present value of lease liabilities	$198,628	$3,338
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended March 31, 2020 and 2019, we recognized $184.3 million and $168.5 million, respectively, of rental and other lease-related income related to our operating leases, of which $42.8 million and $37.9 million, respectively, were variable lease payments.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of March 31, 2020 (in thousands):

Year	Amount
2020	$402,544
2021	499,747
2022	443,919
2023	390,144
2024	342,040
2025	294,869
Thereafter	1,071,163
Total	$3,444,426

8. Debt
Debt consisted of the following as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020	December 31, 2019
Unsecured revolving credit facility	$405,000	$100,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,050,000	2,050,000
Fixed rate mortgages	18,458	114,060
	$2,973,458	$2,764,060
Deferred financing costs, net	(15,619)	(16,255)
Premium, net	1,884	1,970
Total	$2,959,723	$2,749,775
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2020, HTALP had $405.0 million under this unsecured revolving credit facility outstanding and an interest rate of 2.00% per annum. The margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2020 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.52% per annum, based on our current credit rating. As of March 31, 2020, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan with a maturity date of January 15, 2024. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2020 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of March 31, 2020, HTALP had $200.0 million under this unsecured term loan outstanding.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$300.0 Million Unsecured Senior Notes due 2023
As of March 31, 2020, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of March 31, 2020, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of March 31, 2020, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of March 31, 2020, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of March 31, 2020, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
Fixed Rate Mortgages
As of March 31, 2020, HTALP and its subsidiaries had fixed rate mortgages with interest rates ranging from 2.85% to 3.95% per annum and a weighted average interest rate of 3.62% per annum. During the three months ended March 31, 2020, we repaid $95.6 million of our fixed rate mortgages. As of March 31, 2020, we had $18.5 million of fixed rate mortgages outstanding.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2020 (in thousands):

Year	Amount
2020	$1,828
2021	2,504
2022	407,005
2023	612,121
2024	200,000
Thereafter	1,750,000
Total	$2,973,458

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Financing Costs
As of March 31, 2020, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2020	$2,293
2021	2,695
2022	2,697
2023	1,978
2024	1,475
Thereafter	4,481
Total	$15,619
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of March 31, 2020, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of March 31, 2020 we were not aware of non-compliance with any financial or non-financial covenants in light of the ongoing COVID-19 pandemic.
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
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $5.4 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2020 we entered into two new forward starting interest rate swaps for a total notional amount of $225 million. These swaps were set up as forward starts for future debt issuances. As of March 31, 2020,

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	March 31, 2020
Number of instruments	9
Notional amount	$725,000
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps	Receivables and other assets	$—	$3,011	Derivative financial instruments	$19,480	$29
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives Cash Flow Hedging Relationships:	2020	2019	Statement of Operations Location	2020	2019
Interest rate swaps	$(22,153)	$(21)	Interest expense	$345	$369

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
As of March 31, 2020, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $19.9 million. As of March 31, 2020, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
During the first quarter of 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. Three of the arrangements mature in late 2020 with the last one maturing in early 2021. As of March 31, 2020, $570.6 million remained available for issuance by us under our current ATM. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on August 1, 2020. As of March 31, 2020, the remaining amount of common stock available for repurchase under our stock repurchase plan was approximately $224.3 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three months ended March 31, 2020 and 2019. On May 5, 2020, our Board of Directors announced a quarterly cash dividend of $0.315 per share of common stock and per OP Unit to be paid on July 9, 2020 to stockholders of record of our common stock and holders of our OP Units on July 2, 2020.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of March 31, 2020, there were 831,341 awards available for grant under the Plan.
Restricted Common Stock
For the three months ended March 31, 2020 and 2019, we recognized compensation expense of $3.2 million and $3.4 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2020, we had $8.7 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.9 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of our restricted common stock activity as of March 31, 2020 and 2019, respectively:

	March 31, 2020		March 31, 2019
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	600,987	$28.04	624,349	$29.35
Granted	243,037	30.23	294,072	25.86
Vested	(343,771)	28.81	(291,857)	28.46
Forfeited	(7,407)	28.83	(1,580)	29.31
Ending balance	492,846	$28.57	624,984	$28.12

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$—	$—	$3,011	$3,011
Level 2 - Liabilities:
Derivative financial instruments	$19,480	$19,480	$29	$29
Debt	2,959,723	2,847,483	2,749,775	2,826,983
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
13. Per Share Data of HTA
During the first quarter of 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, with an average share price of $29.46, subject to adjustments as provided in the forward equity agreements. Three of the arrangements mature in late 2020 with the last one maturing in early 2021.
To account for the forward equity agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In addition, we considered the potential dilution resulting from the forward equity agreements mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreements during the period of time prior to settlement. The impact to our weighted-average shares - diluted was approximately 255,000 for the three months ended March 31, 2020.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the three months ended March 31, 2020 and 2019, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2020 and 2019, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$18,208	$13,701
Net income attributable to noncontrolling interests	(307)	(261)
Net income attributable to common stockholders	$17,901	$13,440
Denominator:
Weighted average shares outstanding - basic	216,692	205,080
Dilutive shares - OP Units convertible into common stock	3,676	3,919
Dilutive effect of forward equity sales agreement	255	—
Adjusted weighted average shares outstanding - diluted	220,623	208,999
Earnings per common share - basic
Net income attributable to common stockholders	$0.08	$0.07
Earnings per common share - diluted
Net income attributable to common stockholders	$0.08	$0.06

14. Per Unit Data of HTALP
During the first quarter of 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. Three of the arrangements mature in late 2020 with the last one maturing in early 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in 2019 and March 2020.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2020, and 2019, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$18,208	$13,701
Net income attributable to noncontrolling interests	—	(28)
Net income attributable to common unitholders	$18,208	$13,673
Denominator:
Weighted average OP Units outstanding - basic	220,368	208,999
Dilutive effect of forward equity sales agreement	255	—
Adjusted weighted average units outstanding - diluted	220,623	208,999
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.07
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.07

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$34,062	$33,397
Income taxes paid	39	64
Cash paid for operating leases	3,352	2,911

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$8,923	$5,163
Dividend distributions declared, but not paid	69,731	64,922
Redemption of noncontrolling interest	6,776	527
ROU assets obtained in exchange for lease obligations	—	197,099
16. Subsequent Events
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. Federal, state and local governments have taken various actions including the issuance of "stay-at-home" orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. Subsequent to March 31, 2020, our buildings remain open, however, some tenants have temporarily suspended operations as a result of precautionary measures or government imposed orders. As a result, in late March and subsequent to the end of the quarter, the Company received rent relief requests from tenants stating that COVID-19 will have an impact on their ability to meet their contractual obligations under their leases. We have received and are currently evaluating rent deferral requests that total approximately 10% of our contractual rent over the next 90 days, while we have approved deferrals that total approximately 7% of our contractual rent over the next 90 days. These deferrals and other modifications were entered into subsequent to March 31, 2020. As of March 31, 2020 and to date, we have not and do not anticipate granting any forms of rent forgiveness. In addition, subsequent to March 31, 2020 we drew an additional $595M, the remaining amount of capacity under our credit facility, to provide additional liquidity and financial flexibility. The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us,” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.
The information set forth below is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations.
•Forward-Looking Statements;
•Executive Summary;
•Company Highlights;
•Critical Accounting Policies;
•Recently Issued or Adopted Accounting Pronouncements;
•Factors Which May Influence Results of Operations;
•Results of Operations;
•Non-GAAP Financial Measures;
•Liquidity and Capital Resources;
•Commitments and Contingencies;
•Debt Service Requirements;
•Off-Balance Sheet Arrangements; and
•Inflation.
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
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2019 Annual Report on Form 10-K, which is incorporated herein and those discussed in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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
Since 2006, we have invested $7.3 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 24.9 million square feet of GLA throughout the U.S. Approximately 66% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of our total GLA as of March 31, 2020. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of March 31, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Company Highlights
Portfolio Operating Performance
•For the three months ended March 31, 2020, total revenue was $185.8 million, compared to $169.0 million for the three months ended March 31, 2019.
•For the three months ended March 31, 2020, net income was $18.2 million, compared to $13.7 million, for the three months ended March 31, 2019.
•For the three months ended March 31, 2020, net income attributable to common stockholders was $0.08 per diluted share, or $17.9 million, compared to $0.06 per diluted share, or $13.4 million for the three months ended March 31, 2019.
•For the three months ended March 31, 2020, HTA’s FFO, as defined by NAREIT, was $93.1 million, or $0.42 per diluted share, compared to $0.40 per diluted share, or $82.9 million, for the three months ended March 31, 2019.
•For the three months ended March 31, 2020, HTALP’s FFO was $93.4 million, or $0.42 per diluted OP Unit, compared to $0.40 per diluted OP unit, or $83.1 million, for the three months ended March 31, 2019.
•For the three months ended March 31, 2020, HTA’s and HTALP’s Normalized FFO was $0.42 per diluted share and OP Unit, or $93.6 million, compared to $0.40 per diluted share and OP Unit, or $83.1 million.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the three months ended March 31, 2020, NOI was $128.9 million, compared to $117.5 million for the three months ended March 31, 2019.
•For the three months ended March 31, 2020, Same-Property Cash NOI increased 2.7%, or $3.0 million, to $115.4 million, compared to $112.4 million for the three months ended March 31, 2019.
•For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last decade. This has enabled us to create a high quality portfolio focused on MOBs serving the future of healthcare with scale and significance in 20 to 25 key markets.
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.6 million square feet of GLA, or 66%, of our portfolio located in these locations. The remaining 34% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of March 31, 2020, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of March 31, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 15 of our top 20 markets.
•During the three months ended March 31, 2020, we closed on $41.7 million worth of investments primarily located in our existing key markets totaling approximately 167,000 square feet of GLA.
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
•As of March 31, 2020, our in-house asset management and leasing platform operated approximately 24.5 million square feet of GLA, or 98% of our total portfolio.
•As of March 31, 2020, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 90.8% by GLA and our occupancy rate was 89.9% by GLA.
•We entered into new and renewal leases on approximately 0.9 million square feet of GLA, or approximately 3.5% of the GLA of our total portfolio, during the three months ended March 31, 2020.
•During the three months ended March 31, 2020, tenant retention for the Same-Property portfolio was 85%, which included approximately 0.7 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
Financial Strategy and Balance Sheet Flexibility
•As of March 31, 2020, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 33.7%. Total liquidity was approximately $1.1 billion, inclusive of $0.6 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $216.5 million as of March 31, 2020.
•As of March 31, 2020, the weighted average remaining term of our debt portfolio was 5.8 years.
•During the three months ended March 31, 2020, we entered into two new forward starting interest rate swaps for a total notional amount of $225 million.
•During the three months ended March 31, 2020, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in 2019, which included the sale of approximately 1.7 million shares of our common stock for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
•On May 5, 2020, our Board of Directors announced a quarterly cash dividend of $0.315 per share of common stock and per OP Unit to be paid on July 9, 2020 to stockholders of record of our common stock and holders of our OP Units on July 2, 2020.

Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2019 Annual Report on Form 10-K. Additionally, in light of the COVID-19 pandemic, we believe we have included all relevant information when determining our management estimates and that these estimates are in line with our established policies. For further information on other significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
On January 1, 2020 we adopted ASU 2016-13, Financial Instruments Credit Losses and ASU 2018-13, Fair Value Measurement. For more detail on the implementation and policies of these adoptions or other recently issued accounting pronouncements see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
The current novel coronavirus, or COVID-19 pandemic, and measures taken to slow the spread and lessen its impacts, are having a significant impact on economies and markets worldwide. All our buildings remain in operation, however, some tenants, typically the more elective healthcare services, have temporarily suspended operations as a result of precautionary measures or national/local government imposed “stay-at-home” or “shelter-in-place” orders. We have taken steps to enhance our liquidity, in the form of draws against our line of credit, should cash flows become volatile throughout the remainder of the year. We are working with tenants through this unprecedented time, and subsequent to March 31, 2020, we have entered into certain rent deferral agreements and other lease modifications, however as of March 31, 2020 and to date, we have not and do not anticipate granting any forms of rent forgiveness.
We did not experience a significant deceleration of collections for the quarter ended March 31, 2020, as our March rents were due and payable as of March 1, 2020, however because of the evolving situation surrounding the COVID-19 pandemic, our results of operations in Q2 2020 and beyond may be materially impacted as the complete effects of the pandemic, including the decrease in commerce and the slowdown in the broader economy, and the corresponding impacts to our buildings and tenants, come to light. These impacts may take the form of an overall decrease in our results of operations, stemming from various factors, including, but not limited to: (a) the inability for us to collect a portion of our rents timely or at all, (b) potential slowdown of new lease leads and signings, (c) potential increases in expenses for vendors, critical supplies or materials, or costs of maintenance activities, (d) delays in construction projects to ready spaces for tenants, (e) delays in development projects and potential for increased material costs, (f) increased labor costs should we be required to increase salaries for hazardous working conditions, (g) potential impairments should we see a more than temporary reduction in cash flows, (h) potential delays in accretive acquisitions, and (i) increased costs due to borrowings as we look to maintain balance sheet flexibility.
Other than the above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the risk factors previously discussed in Part I, Item 1A - Risk Factors, in our 2019 Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors below, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that will become available from unscheduled lease terminations at the then applicable rental rates. Negative trends in one or more of these factors, including the ultimate collections of such rents, could adversely affect our rental income in future periods.
Investment Activity
During the three months ended March 31, 2020, we had investments with an aggregate gross purchase price of $41.7 million. During the three months ended March 31, 2019, we had investments with an aggregate gross purchase price of $18.8 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
As of March 31, 2020 and 2019, we owned and operated approximately 24.9 million and 23.2 million square feet of GLA, respectively, with a leased rate of 90.8% and 91.8%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 89.9% and 90.6%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended March 31, 2020 and 2019, respectively, is set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Revenues:
Rental income	$185,531	$168,875	$16,656	9.9%
Interest and other operating income	245	91	154	NM
Total revenues	185,776	168,966	16,810	9.9
Expenses:
Rental	56,862	51,468	5,394	10.5
General and administrative	11,518	11,290	228	2.0
Transaction	140	40	100	NM
Depreciation and amortization	77,665	69,481	8,184	11.8
Interest expense	23,872	23,970	(98)	(0.4)
Total expenses	170,057	156,249	13,808	8.8
Gain (loss) on sale of real estate, net	1,991	(37)	2,028	NM
Income from unconsolidated joint venture	422	486	(64)	(13.2)
Other income	76	535	(459)	(85.8)
Net income	$18,208	$13,701	$4,507	32.9%

NOI	$128,914	$117,498	$11,416	9.7%
Same-Property Cash NOI	$115,394	$112,385	$3,009	2.7%
*NM- not meaningful.
Rental Income
For the three months ended March 31, 2020 and 2019, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Contractual rental income	$175,839	$160,757	$15,082	9.4%
Straight-line rent and amortization of above and (below) market leases	6,094	4,774	1,320	27.6
Other rental revenue	3,598	3,344	254	7.6
Total rental income	$185,531	$168,875	$16,656	9.9%

Contractual rental income, which includes expense reimbursements, increased $15.1 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to additional contractual rental income of $11.6 million from our 2019 and 2020 acquisitions, and contractual rent increases for the three months ended March 31, 2020, partially offset by $(0.2) million of reduced contractual rent as a result of buildings we sold during 2019 for the three months ended March 31, 2020.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three months ended March 31, 2020 and 2019, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended March 31,
	2020	2019
New and renewal leases:
Average starting base rents	$25.37	$17.77
Average expiring base rents	24.99	16.82

Square feet of GLA	885	1,099

Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2020 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three months ended March 31, 2020 and 2019, respectively (in per square foot of GLA):

	Three Months Ended March 31,
	2020	2019
New leases:
Tenant improvements	$36.09	$35.40
Leasing commissions	2.51	1.88
Tenant concessions	5.11	4.59
Renewal leases:
Tenant improvements	$6.26	$15.63
Leasing commissions	3.70	0.41
Tenant concessions	0.60	0.26
The average term for new and renewal leases executed consisted of the following for the three months ended March 31, 2020 and 2019, respectively (in years):

	Three Months Ended March 31,
	2020	2019
New leases	9.9	7.5
Renewal leases	4.5	9.6
Rental Expenses
For the three months ended March 31, 2020 and 2019, rental expenses attributable to our properties were $56.9 million and $51.5 million, respectively. The increase in rental expenses is primarily due to $4.3 million of additional rental expenses associated with our 2019 and 2020 acquisitions for the three months ended March 31, 2020, partially offset by $(0.1) million of reduced rental expenses as a result of buildings we sold during 2019, and improved operating efficiencies for the three months ended March 31, 2020.
General and Administrative Expenses
For the three months ended March 31, 2020 and 2019, general and administrative expenses were $11.5 million and $11.3 million, respectively. The increase was primarily due to an increase in the overall head count due to the continued growth of the Company and stock based compensation expense.
Depreciation and Amortization Expense
For the three months ended March 31, 2020 and 2019, depreciation and amortization expense was $77.7 million and $69.5 million, respectively. This increase was associated with our 2019 and 2020 acquisitions, partially offset by buildings we disposed during 2019.
Interest Expense
For the three months ended March 31, 2020 and 2019, interest expense was $23.9 million and $24.0 million, respectively. The decrease in interest expense is primarily due to lower average interest rates on our variable rate debt, partially offset by higher overall average debt compared to the same period in 2019.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain (Loss) on Sale of Real Estate, net
For the three months ended March 31, 2020, we realized a net gain of approximately $2.0 million on the sale of part of our interest in undeveloped land in Miami, Florida. For the three months ended March 31, 2019, we realized a net loss of $37 thousand on the disposition of three MOB's in Hilton Head, South Carolina.
Net Income
For the three months ended March 31, 2020 and 2019, net income was $18.2 million and $13.7 million, respectively. The increase is primarily the result of continued growth in our operations due to accretive acquisitions and improved operating efficiencies.

NOI and Same-Property Cash NOI
For the three months ended March 31, 2020 and 2019, NOI was $128.9 million and $117.5 million, respectively. The increase in NOI was primarily due to additional NOI from our 2019 and 2020 acquisitions of $8.3 million for the three months ended March 31, 2020, partially offset by $(0.1) million of reduced NOI as a result of the buildings we sold during 2019, and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased 2.7% to $115.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily the result of rent escalations, improved operating efficiencies, offset by a slight decrease in average occupancy.
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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2020 and 2019, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$17,901	$13,440
Depreciation and amortization expense related to investments in real estate	76,737	68,926
(Gain) loss on sale of real estate, net	(1,991)	37
Proportionate share of joint venture depreciation and amortization	467	472
FFO attributable to common stockholders	$93,114	$82,875
Transaction expenses	140	40
Noncontrolling income from OP Units included in diluted shares	307	233
Normalized FFO attributable to common stockholders	$93,561	$83,148

Net income attributable to common stockholders per diluted share	$0.08	$0.06
FFO adjustments per diluted share, net	0.34	0.34
FFO attributable to common stockholders per diluted share	$0.42	$0.40
Normalized FFO adjustments per diluted share, net	0.00	0.00
Normalized FFO attributable to common stockholders per diluted share	$0.42	$0.40

Weighted average diluted common shares outstanding	220,623	208,999

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2020 and 2019, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common unitholders	$18,208	$13,673
Depreciation and amortization expense related to investments in real estate	76,737	68,926
(Gain) loss on sale of real estate, net	(1,991)	37
Proportionate share of joint venture depreciation and amortization	467	472
FFO attributable to common unitholders	$93,421	$83,108
Transaction expenses	140	40
Normalized FFO attributable to common unitholders	$93,561	$83,148

Net income attributable to common unitholders per diluted share	$0.08	$0.07
FFO adjustments per diluted unit, net	0.34	0.33
FFO attributable to common unitholders per diluted unit	$0.42	$0.40
Normalized FFO adjustments per diluted unit, net	0.00	0.00
Normalized FFO attributable to common unitholders per diluted unit	$0.42	$0.40

Weighted average diluted common units outstanding	220,623	208,999
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$18,208	$13,701
General and administrative expenses	11,518	11,290
Transaction expenses	140	40
Depreciation and amortization expense	77,665	69,481
Interest expense	23,872	23,970
(Gain) loss on sale of real estate, net	(1,991)	37
Income from unconsolidated joint venture	(422)	(486)
Other income	(76)	(535)
NOI	$128,914	$117,498
Straight-line rent adjustments, net	(3,245)	(3,258)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments (1)	(1,699)	(222)
Notes receivable interest income	(138)	(27)
Cash NOI	$123,832	$113,991
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(8,296)	(352)
Redevelopment Cash NOI	44	(1,077)
Intended for sale Cash NOI	(186)	(177)
Same-Property Cash NOI (2)	$115,394	$112,385

(1) The presentation includes certain adjustments to allow for the consistent treatment of items impacted by Topic 842-Leases.
(2) Same-Property includes 412 buildings for the three months ended March 31, 2020 and 2019, respectively.

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
During the COVID-19 pandemic, we continue to take a measured approach to our operations and cash flows, with an expectation that despite efforts by the US Government to provide liquidity and relief to certain of our tenants who qualify for aid under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, payments from tenants who do not qualify for such aid, or those medical practices focused on procedures that are of an elective nature, may decline appreciably until such time that there is a sustained reversal of government mandated "stay-at-home" or "shelter-in-place" orders and a corresponding normalized level of economic activity and commerce resumes. In addition, due to the recent volatility in capital markets, our access to such capital may be temporarily delayed, and/or we may not be able to raise debt or equity financing on terms that are favorable to us.
As of March 31, 2020, we had total liquidity of $1.1 billion, inclusive of $0.6 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $216.5 million.
We believe that we have sufficient liquidity and options at our disposal to sustain operations for the foreseeable future. As the COVID-19 pandemic continues to unfold, we will assess cash flow requirements and deploy various strategies to preserve liquidity, including, but not limited to, continued utilization of our credit facility, settlement of equity raised on a forward basis, or if circumstances warrant, changes to the manner in which our dividends are paid and/or corresponding amounts distributed.
As of March 31, 2020, we had unencumbered assets with a gross book value of $7.6 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Capital expenditures for the remainder of the year will be primarily targeted towards planned maintenance activities and other capital improvements that are either of an immediate need to preserve liquidity, or strategically necessary for revenue generation purposes. Currently these expenditures are estimated at approximately $5 million to $15 million per quarter, but may fluctuate materially depending on the ongoing impacts from COVID-19. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.1 billion allows us the flexibility to fund such capital expenditures.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Cash, cash equivalents and restricted cash - beginning of period	$37,616	$133,530	$(95,914)
Net cash provided by operating activities	75,421	48,555	26,866
Net cash used in investing activities	(76,623)	(36,047)	(40,576)
Net cash provided by (used in) financing activities	185,058	(77,563)	262,621
Cash, cash equivalents and restricted cash - end of period	$221,472	$68,475	$152,997
Net cash provided by operating activities increased in 2020 primarily due to the impact of our 2019 and 2020 acquisitions, contractual rent increases and improved operational efficiencies, partially offset by our 2019 and 2020 dispositions. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the three months ended March 31, 2020, net cash used in investing activities primarily related to investments in real estate of $41.3 million, capital expenditures of $23.8 million, development of real estate of $12.1 million, funding of a real estate loan of $6.0 million, partially offset by proceeds from the sale of real estate of $6.4 million. For the three months ended March 31, 2019, net cash used in investing activities primarily related to investments in real estate of $18.6 million, capital expenditures of $16.8 million, and development of real estate of $2.0 million.
For the three months ended March 31, 2020, net cash provided by financing activities primarily related to net borrowings on our unsecured revolving credit facility of $305.0 million, and proceeds from issuance of common stock of $50.0 million, offset by payments on our secured mortgage loans of $95.6 million, dividends paid to holders of our common stock of $68.2 million, and the repurchase and cancellation of common stock of $4.6 million. For the three months ended March 31, 2019, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $63.7 million and the repurchase and cancellation of common stock of $11.9 million.

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
For the three months ended March 31, 2020, we paid cash dividends of $68.2 million on our common stock. In April 2020 for the quarter ended March 31, 2020, we paid cash dividends on our common stock of $68.8 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of March 31, 2020, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 33.7%.
As of March 31, 2020, we had debt outstanding of $3.0 billion and the weighted average interest rate therein was 3.09% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2020, $0.6 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of March 31, 2020, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of March 31, 2020, we had $2.05 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2023, $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, and $650.0 million of senior notes maturing in 2030.
Fixed Rate Mortgages
During the three months ended March 31, 2020, we made payments on our fixed rate mortgages of $95.6 million and have $1.8 million of principal payments due during the remainder of 2020.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2019 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2020, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2020, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2019 Annual Report on Form 10-K.
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
As of March 31, 2020, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of March 31, 2020.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
May 6, 2020

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
As of March 31, 2020, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of March 31, 2020.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
May 6, 2020

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
The following risk factor supplements the risk factor disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 18, 2020.
Pandemics and other health concerns, and the measures intended to prevent its spread, including the currently ongoing COVID-19 pandemic, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Pandemics, including both widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to our industry or the economy as a whole. The impacts of such an event could be severe and far-reaching, and may impact our operations in several ways. Such operational impacts include, but are not limited to, the following: (i) tenants could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full; (ii) we may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) inquiries and tours at our properties could decrease; (iv) move-ins and new tenanting efforts, and re-letting efforts could slow or stop altogether; (v) move-outs and potential early termination of leases thereunder could increase; (vi) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in our building operations may increase; and (vii) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress may increase substantively.
Further, disruption in the real estate markets may restrict our ability to deploy capital for new investments, or limit our ability to make new investments on terms that are favorable to us.
Additionally, these types of events could cause severe economic, market and other disruptions worldwide which could stretch to bank lending, capital and other financial markets. If these markets are affected, future access to capital and other sources of funding could be constrained which could adversely affect the availability and terms of our future borrowings, our ability to refinance existing debt, our ability to draw on our revolving credit facility, and our ability to raise equity financing on terms that are favorable to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	130,481	$30.15	—	—
February 1, 2020 to February 29, 2020	1,159	32.58	—	—
March 1, 2020 to March 31, 2020	22,713	30.06	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fourth Amended and Restated Bylaws of Healthcare Trust of America, Inc., dated April 27, 2020 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference.

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	May 6, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 6, 2020

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	May 6, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 6, 2020