Form 10-Q
period 2020-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2020-08-10
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 30, 2020, there were 218,544,671 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended June 30, 2020, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2020, HTA owned a 98.4% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments:
Land	$587,362	$584,546
Building and improvements	6,333,715	6,252,854
Lease intangibles	629,478	628,066
Construction in progress	55,854	28,150
	7,606,409	7,493,616
Accumulated depreciation and amortization	(1,589,137)	(1,447,815)
Real estate investments, net	6,017,272	6,045,801
Investment in unconsolidated joint venture	65,120	65,888
Cash and cash equivalents	75,202	32,713
Restricted cash	4,798	4,903
Receivables and other assets, net	234,456	237,024
Right-of-use assets - operating leases, net	236,438	239,867
Other intangibles, net	11,210	12,553
Total assets	$6,644,496	$6,638,749
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,818,695	$2,749,775
Accounts payable and accrued liabilities	167,999	171,698
Derivative financial instruments - interest rate swaps	22,796	29
Security deposits, prepaid rent and other liabilities	52,655	49,174
Lease liabilities - operating leases	198,511	198,650
Intangible liabilities, net	35,076	38,779
Total liabilities	3,295,732	3,208,105
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 218,514,870 and 216,453,312 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,185	2,165
Additional paid-in capital	4,912,419	4,854,042
Accumulated other comprehensive (loss) income	(20,768)	4,546
Cumulative dividends in excess of earnings	(1,609,048)	(1,502,744)
Total stockholders’ equity	3,284,788	3,358,009
Noncontrolling interests	63,976	72,635
Total equity	3,348,764	3,430,644
Total liabilities and equity	$6,644,496	$6,638,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$178,670	$171,609	$364,201	$340,484
Interest and other operating income	175	148	420	239
Total revenues	178,845	171,757	364,621	340,723
Expenses:
Rental	56,200	52,938	113,062	104,406
General and administrative	10,160	10,079	21,678	21,369
Transaction	32	296	172	336
Depreciation and amortization	74,927	68,429	152,592	137,910
Interest expense	24,277	24,006	48,149	47,976
Total expenses	165,596	155,748	335,653	311,997
Gain (loss) on sale of real estate, net	—	—	1,991	(37)
Income from unconsolidated joint venture	379	548	801	1,034
Other income	97	41	173	576
Net income	$13,725	$16,598	$31,933	$30,299
Net income attributable to noncontrolling interests (1)	(236)	(339)	(543)	(600)
Net income attributable to common stockholders	$13,489	$16,259	$31,390	$29,699
Earnings per common share - basic:
Net income attributable to common stockholders	$0.06	$0.08	$0.14	$0.14
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.06	$0.08	$0.14	$0.14
Weighted average common shares outstanding:
Basic	218,483	205,108	217,588	205,094
Diluted	222,088	209,005	221,228	209,002

(1) Includes amounts attributable to redeemable noncontrolling interests for the three and six months ended June 30, 2019.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$13,725	$16,598	$31,933	$30,299

Other comprehensive loss
Change in unrealized losses on cash flow hedges	(3,228)	(381)	(25,726)	(771)
Total other comprehensive loss	(3,228)	(381)	(25,726)	(771)

Total comprehensive income	10,497	16,217	6,207	29,528
Comprehensive income attributable to noncontrolling interests	(184)	(294)	(131)	(519)
Total comprehensive income attributable to common stockholders	$10,313	$15,923	$6,076	$29,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
Share-based award transactions, net	293	3	3,386	—	—	3,389	—	3,389
Repurchase and cancellation of common stock	(478)	(5)	(11,921)	—	—	(11,926)	—	(11,926)
Redemption of noncontrolling interest and other	18	—	527	—	—	527	(527)	—
Dividends declared ($0.310 per common share)	—	—	—	—	(63,578)	(63,578)	(1,306)	(64,884)
Net income	—	—	—	—	13,440	13,440	233	13,673
Other comprehensive loss	—	—	—	(382)	—	(382)	(8)	(390)
Balance as of March 31, 2019	205,100	2,051	4,517,961	(75)	(1,322,443)	3,197,494	77,282	3,274,776
Issuance of OP Units in HTALP	—	—	—	—	—	—	2,603	2,603
Share-based award transactions, net	(3)	—	2,102	—	—	2,102	—	2,102
Repurchase and cancellation of common stock	(6)	—	(169)	—	—	(169)	—	(169)
Redemption of noncontrolling interest and other	27	—	1,209	—	—	1,209	(785)	424
Dividends declared ($0.310 per common share)	—	—	—	—	(63,579)	(63,579)	(1,334)	(64,913)
Net income	—	—	—	—	16,259	16,259	301	16,560
Other comprehensive loss	—	—	—	(374)	—	(374)	(7)	(381)
Balance as of June 30, 2019	205,118	$2,051	$4,521,103	$(449)	$(1,369,763)	$3,152,942	$78,060	$3,231,002

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Share-based award transactions, net	236	2	3,201	—	—	3,203	—	3,203
Repurchase and cancellation of common stock	(154)	(2)	(4,622)	—	—	(4,624)	—	(4,624)
Redemption of noncontrolling interest and other	273	3	6,773	—	—	6,776	(6,776)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,867)	(68,867)	(1,134)	(70,001)
Net income	—	—	—	—	17,901	17,901	307	18,208
Other comprehensive loss	—	—	—	(22,138)	—	(22,138)	(360)	(22,498)
Balance as of March 31, 2020	218,483	2,185	4,909,397	(17,592)	(1,553,710)	3,340,280	64,672	3,404,952
Issuance of OP Units in HTALP	—	—	—	—	—	—	1,378	1,378
Share-based award transactions, net	(1)	—	2,100	—	—	2,100	—	2,100
Repurchase and cancellation of common stock	(7)	—	(174)	—	—	(174)	—	(174)
Redemption of noncontrolling interest and other	40	—	1,096	—	—	1,096	(1,096)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,827)	(68,827)	(1,162)	(69,989)
Net income	—	—	—	—	13,489	13,489	236	13,725
Other comprehensive loss	—	—	—	(3,176)	—	(3,176)	(52)	(3,228)
Balance as of June 30, 2020	218,515	$2,185	$4,912,419	$(20,768)	$(1,609,048)	$3,284,788	$63,976	$3,348,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$31,933	$30,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,724	132,931
Share-based compensation expense	5,303	5,491
Income from unconsolidated joint venture	(801)	(1,034)
Distributions from unconsolidated joint venture	1,670	1,335
(Gain) loss on sale of real estate, net	(1,991)	37
Changes in operating assets and liabilities:
Receivables and other assets, net	2,504	457
Accounts payable and accrued liabilities	(6,337)	(23,262)
Security deposits, prepaid rent and other liabilities	5,178	2,483
Net cash provided by operating activities	182,183	148,737
Cash flows from investing activities:
Investments in real estate	(41,338)	(93,855)
Development of real estate	(30,367)	(4,627)
Proceeds from the sale of real estate	6,420	1,193
Capital expenditures	(43,917)	(37,763)
Collection of real estate notes receivable	514	365
Advances on real estate notes receivable	(6,000)	—
Net cash used in investing activities	(114,688)	(134,687)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	1,314,000	135,000
Payments on unsecured revolving credit facility	(1,150,000)	(15,000)
Payments on secured mortgage loans	(96,206)	(96,173)
Proceeds from issuance of common stock	50,020	—
Issuance of OP Units	1,378	—
Repurchase and cancellation of common stock	(4,798)	(12,095)
Dividends paid	(137,050)	(127,387)
Distributions paid to noncontrolling interest of limited partners	(2,455)	(2,781)
Net cash used in financing activities	(25,111)	(118,436)
Net change in cash, cash equivalents and restricted cash	42,384	(104,386)
Cash, cash equivalents and restricted cash - beginning of period	37,616	133,530
Cash, cash equivalents and restricted cash - end of period	$80,000	$29,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments:
Land	$587,362	$584,546
Building and improvements	6,333,715	6,252,854
Lease intangibles	629,478	628,066
Construction in progress	55,854	28,150
	7,606,409	7,493,616
Accumulated depreciation and amortization	(1,589,137)	(1,447,815)
Real estate investments, net	6,017,272	6,045,801
Investment in unconsolidated joint venture	65,120	65,888
Cash and cash equivalents	75,202	32,713
Restricted cash	4,798	4,903
Receivables and other assets, net	234,456	237,024
Right-of-use assets - operating leases, net	236,438	239,867
Other intangibles, net	11,210	12,553
Total assets	$6,644,496	$6,638,749
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,818,695	$2,749,775
Accounts payable and accrued liabilities	167,999	171,698
Derivative financial instruments - interest rate swaps	22,796	29
Security deposits, prepaid rent and other liabilities	52,655	49,174
Lease liabilities - operating leases	198,511	198,650
Intangible liabilities, net	35,076	38,779
Total liabilities	3,295,732	3,208,105
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 3,568,369 and 3,834,279 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	63,706	72,365
General partners’ capital, 218,514,870 and 216,453,312 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,285,058	3,358,279
Total partners’ capital	3,348,764	3,430,644
Total liabilities and partners’ capital	$6,644,496	$6,638,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$178,670	$171,609	$364,201	$340,484
Interest and other operating income	175	148	420	239
Total revenues	178,845	171,757	364,621	340,723
Expenses:
Rental	56,200	52,938	113,062	104,406
General and administrative	10,160	10,079	21,678	21,369
Transaction	32	296	172	336
Depreciation and amortization	74,927	68,429	152,592	137,910
Interest expense	24,277	24,006	48,149	47,976
Total expenses	165,596	155,748	335,653	311,997
Gain (loss) on sale of real estate, net	—	—	1,991	(37)
Income from unconsolidated joint venture	379	548	801	1,034
Other income	97	41	173	576
Net income	$13,725	$16,598	$31,933	$30,299
Net income attributable to noncontrolling interests	—	(38)	—	(66)
Net income attributable to common unitholders	$13,725	$16,560	$31,933	$30,233
Earnings per common OP Unit - basic:
Net income attributable to common unitholders	$0.06	$0.08	$0.14	$0.14
Earnings per common OP Unit - diluted:
Net income attributable to common unitholders	$0.06	$0.08	$0.14	$0.14
Weighted average common OP Units outstanding:
Basic	222,088	209,005	221,228	209,002
Diluted	222,088	209,005	221,228	209,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$13,725	$16,598	$31,933	$30,299

Other comprehensive loss
Change in unrealized losses on cash flow hedges	(3,228)	(381)	(25,726)	(771)
Total other comprehensive loss	(3,228)	(381)	(25,726)	(771)

Total comprehensive income	10,497	16,217	6,207	29,528
Comprehensive income attributable to noncontrolling interests	—	(38)	—	(66)
Total comprehensive income attributable to common unitholders	$10,497	$16,179	$6,207	$29,462
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
Share-based award transactions, net	293	3,389	—	—	3,389
Redemption and cancellation of general partner OP Units	(478)	(11,926)	—	—	(11,926)
Redemption of limited partner OP Units and other	18	527	(18)	(527)	—
Distributions declared ($0.310 per common OP Unit)	—	(63,578)	—	(1,306)	(64,884)
Net income	—	13,440	—	233	13,673
Other comprehensive loss	—	(382)	—	(8)	(390)
Balance as of March 31, 2019	205,100	3,197,764	3,911	77,012	3,274,776
Issuance of limited partner OP Units	—	—	91	2,603	2,603
Share-based award transactions, net	(3)	2,102	—	—	2,102
Redemption and cancellation of general partner OP Units	(6)	(169)	—	—	(169)
Redemption of limited partner OP Units and other	27	1,209	(27)	(785)	424
Distributions declared ($0.310 per common OP Unit)	—	(63,579)	—	(1,334)	(64,913)
Net income	—	16,259	—	301	16,560
Other comprehensive loss	—	(374)	—	(7)	(381)
Balance as of June 30, 2019	205,118	$3,153,212	3,975	$77,790	$3,231,002

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
Issuance of general partner OP Units	1,675	50,020	—	—	50,020
Share-based award transactions, net	236	3,203	—	—	3,203
Redemption and cancellation of general partner OP Units	(154)	(4,624)	—	—	(4,624)
Redemption of limited partner OP Units and other	273	6,776	(273)	(6,776)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,867)	—	(1,134)	(70,001)
Net income	—	17,901	—	307	18,208
Other comprehensive loss	—	(22,138)	—	(360)	(22,498)
Balance as of March 31, 2020	218,483	3,340,550	3,561	64,402	3,404,952
Issuance of limited partner OP Units	—	—	47	1,378	1,378
Share-based award transactions, net	(1)	2,100	—	—	2,100
Redemption and cancellation of general partner OP Units	(7)	(174)	—	—	(174)
Redemption of limited partner OP Units and other	40	1,096	(40)	(1,096)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,827)	—	(1,162)	(69,989)
Net income	—	13,489	—	236	13,725
Other comprehensive loss	—	(3,176)	—	(52)	(3,228)
Balance as of June 30, 2020	218,515	$3,285,058	3,568	$63,706	$3,348,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$31,933	$30,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,724	132,931
Share-based compensation expense	5,303	5,491
Income from unconsolidated joint venture	(801)	(1,034)
Distributions from unconsolidated joint venture	1,670	1,335
(Gain) loss on sale of real estate, net	(1,991)	37
Changes in operating assets and liabilities:
Receivables and other assets, net	2,504	457
Accounts payable and accrued liabilities	(6,337)	(23,262)
Security deposits, prepaid rent and other liabilities	5,178	2,483
Net cash provided by operating activities	182,183	148,737
Cash flows from investing activities:
Investments in real estate	(41,338)	(93,855)
Development of real estate	(30,367)	(4,627)
Proceeds from the sale of real estate	6,420	1,193
Capital expenditures	(43,917)	(37,763)
Collection of real estate notes receivable	514	365
Advances on real estate notes receivable	(6,000)	—
Net cash used in investing activities	(114,688)	(134,687)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	1,314,000	135,000
Payments on unsecured revolving credit facility	(1,150,000)	(15,000)
Payments on secured mortgage loans	(96,206)	(96,173)
Proceeds from issuance of general partner units	50,020	—
Issuance of OP Units	1,378	—
Repurchase and cancellation of general partner units	(4,798)	(12,095)
Distributions paid to general partner	(137,050)	(127,387)
Distributions paid to limited partners and redeemable noncontrolling interests	(2,455)	(2,781)
Net cash provided by (used in) financing activities	(25,111)	(118,436)
Net change in cash, cash equivalents and restricted cash	42,384	(104,386)
Cash, cash equivalents and restricted cash - beginning of period	37,616	133,530
Cash, cash equivalents and restricted cash - end of period	$80,000	$29,144
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
common stock is recorded as a component of equity. As of June 30, 2020 and December 31, 2019, there were approximately 3.6 million and 3.8 million, respectively, of OP Units issued and outstanding held by noncontrolling interest holders.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$75,202	$23,194
Restricted cash	4,798	5,950
Total cash, cash equivalents and restricted cash	$80,000	$29,144
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2020 and 2019 was $58.2 million and $51.9 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2020 and 2019 was $117.1 million and $104.0 million, respectively.
Leases
As a lessor, we lease space in our MOBs primarily to medical enterprises for terms generally ranging from three to seven years in length. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our accompanying condensed consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
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
Through the duration of the 2020 coronavirus ("COVID-19") pandemic, many lessors may elect to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions getting rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected to apply such relief and will use the election to avoid performing a lease by lease analysis where conditions warrant in conformity with this guidance. The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.
For the three and six months ended June 30, 2020, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance above was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. Through July 31, 2020, we have approved deferral plans that total approximately $9.6 million, which includes approximately $6.6 million of rent that was deferred in the three and six months ended June 30, 2020.
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concession at the commencement of the lease in exchange for additional term, on average approximately three years. This category is treated as a modification under Topic 842, with the existing balance of cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, is offset by substantively more term and/or increased rental rates. Subsequent to June 30, 2020, and through July 31, 2020 the Company has entered into minimal new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease.
Credit Losses
The Company adopted Topic 326 - Financial Instruments - Credit Losses as of January 1, 2020. See the "Recently Issued or Adopted Accounting Pronouncements" below for further information. Pursuant to the guidance, we adopted a policy to book current expected credit losses at the inception of loans qualifying for treatment under Topic 326. During the six months ended June 30, 2020, we financed a one-year, $6 million loan to which we hold a first trust deed in the underlying property as collateral. Given the one-year term, management's estimated loan-to-value at inception, and estimated probability of default, we

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
determined that any current expected credit loss would be insignificant. In addition, as of June 30, 2020, we believe that our initial assumptions have not appreciably changed and continue to not record any expected losses.
Redeemable Noncontrolling Interests
Prior to June 30, 2019, we had redeemable noncontrolling interests related to the noncontrolling interest in a joint venture in which we own the majority interest. The noncontrolling interest holders in the joint venture had the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019, and, at that time, all holders of redeemable noncontrolling interests had either converted their interest to OP Units or received cash proceeds. For the three and six months ended June 30, 2019, we recognized $38 thousand and $66 thousand, respectively, of income related to the noncontrolling interests in the net income attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of June 30, 2020 and December 31, 2019, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $65.1 million and $65.9 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2020 and 2019, we recognized income of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, we recognized income of $0.8 million and $1.0 million, respectively.
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
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We adopted ASU 2018-13 as of January 1, 2020 and as of June 30, 2020 there were no transfers between levels and no Level 3 inputs for the period. Refer to Note 12 - Fair Value of Financial Instruments in the accompanying notes to the condensed consolidated financial statements for more detail relating to our fair value disclosures.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Issued Accounting Pronouncements
ASU 2020-04, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04, which is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Reference rate reform is necessary due to the phase out of LIBOR at the end of 2021. The ASU is optional and provides relief around modification and hedge accounting as it specifically arises from changing reference rates, in addition to optional expedients for cash flow hedges, which the Company has. For information related to the Company's current cash flow hedges, refer to Note 9 - Derivative Financial Instruments and Hedging Activities. The amendment is effective from March 12, 2020 through December 31, 2022. The Company is evaluating how the transition away from LIBOR will effect the Company and if the guidance in this standard will be adopted, however, if adopted, we do not expect that this ASU will have a material impact on our financial statements.
3. Investments in Real Estate
For the six months ended June 30, 2020, our investments had an aggregate purchase price of $41.7 million. As part of these investments, we incurred approximately $0.2 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six Months Ended June 30,
	2020	2019
Land	$2,817	$12,233
Building and improvements	35,259	74,591
In place leases	3,621	7,784
Below market leases	(693)	(1,380)
Above market leases	334	627
Net real estate assets acquired	41,338	93,855
Other, net	334	240
Aggregate purchase price	$41,672	$94,095
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the six months ended June 30, 2020 and 2019, respectively (in years):

	Six Months Ended June 30,
	2020	2019
Acquired intangible assets	5.4	7.0
Acquired intangible liabilities	3.6	7.1

4. Dispositions and Impairment
Dispositions
During the six months ended June 30, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, resulting in a net gain of approximately $2.0 million. During the six months ended June 30, 2019, we completed the disposition of three MOB's in Hilton Head, South Carolina for a gross sales price of $1.2 million, resulting in a net loss of $37 thousand.
Impairment
During the six months ended June 30, 2020, and 2019, respectively, we recorded no impairment charges after the consideration of the impacts, on a qualitative and quantitative basis, of the ongoing COVID-19 pandemic in our quarterly assessment. As the COVID-19 pandemic continues to develop, we will monitor the performance of our buildings and other assets to determine whether any additional impairment indicators unique to the COVID-19 pandemic are present, including but not limited to, significant prolonged disruption in cash flows, tenant vacancies, or lease modifications, and that would indicate the recoverability of recorded values of these assets may be at risk. Accordingly, we will continue to apply the applicable accounting guidance in our consideration of our ongoing impairment analysis as conditions warrant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019, respectively (in thousands, except weighted average remaining amortization terms):

	June 30, 2020		December 31, 2019
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$483,001	9.6	$481,173	9.5
Tenant relationships	146,477	9.8	146,893	9.7
Above market leases	37,779	6.0	37,613	6.2
	667,257		665,679
Accumulated amortization	(416,501)		(387,827)
Total	$250,756	9.4	$277,852	9.4

Liabilities:
Below market leases	$66,599	14.4	$65,966	13.9
Accumulated amortization	(31,523)		(27,187)
Total	$35,076	14.4	$38,779	13.9

The following is a summary of the net intangible amortization for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization recorded against rental income related to above and (below) market leases	$(751)	$(529)	$(2,719)	$(1,020)
Amortization expense related to in place leases and tenant relationships	13,438	14,092	29,373	28,757

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020	December 31, 2019
Tenant receivables, net	$8,424	$11,801
Other receivables, net	13,695	13,786
Deferred financing costs, net	3,463	4,325
Deferred leasing costs, net	42,367	36,586
Straight-line rent receivables, net	117,366	107,800
Prepaid expenses, deposits, equipment and other, net	44,000	48,505
Derivative financial instruments - interest rate swaps	124	3,011
Finance ROU asset, net	3,409	3,409
Insurance receivable (1)	1,608	3,817
Held for sale assets	—	3,984
Total	$234,456	$237,024
(1) Amount primarily related to an involuntary conversion at one of our properties in 2019 for the total amount of $3.7 million. In May 2020, this amount was adjusted to $2.1 million to reflect the revision in damages incurred and corresponding final agreement amount between HTA and the Company's insurance carrier. Pursuant to applicable accounting guidance, we deemed the receipt of funds from the Company's insurance carrier probable and expect the funds to fully cover, less our immaterial deductible, the damages we experienced. As of June 30, 2020, we had received $0.7 million in insurance

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
proceeds. Subsequent to June 30, 2020, the Company received the final payment of $1.4 million in insurance proceeds to close out this claim.
The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense related to deferred leasing costs	$2,113	$1,874	$4,009	$4,028
Interest expense related to deferred financing costs	431	431	862	862

7. Leases
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of June 30, 2020 (in thousands):

Year	Operating Leases	Finance Leases
2020	$5,323	$21
2021	10,730	124
2022	10,926	124
2023	11,066	125
2024	10,412	125
2025	9,901	128
Thereafter	624,243	9,295
Total undiscounted lease payments	$682,601	$9,942
Less: Interest	(484,090)	(6,604)
Present value of lease liabilities	$198,511	$3,338
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended June 30, 2020 and 2019, we recognized $176.2 million and $169.9 million, respectively, of rental and other lease-related income related to our operating leases, of which $41.8 million and $38.2 million, respectively, were variable lease payments. For the six months ended June 30, 2020 and 2019, we recognized $360.5 million and $338.4 million, respectively, of rental and other lease-related income related to our operating leases, of which $84.6 million and $76.1 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of June 30, 2020 (in thousands):

Year	Amount
2020	$268,495
2021	521,524
2022	465,454
2023	411,921
2024	363,060
2025	314,870
Thereafter	1,207,218
Total	$3,552,542

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020	December 31, 2019
Unsecured revolving credit facility	$264,000	$100,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,050,000	2,050,000
Fixed rate mortgages	17,854	114,060
	$2,831,854	$2,764,060
Deferred financing costs, net	(14,974)	(16,255)
Premium, net	1,815	1,970
Total	$2,818,695	$2,749,775
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2020, HTALP had $264.0 million under this unsecured revolving credit facility outstanding and an interest rate of 1.19% per annum. The margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2020 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.52% per annum, based on our current credit rating. As of June 30, 2020, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan with a maturity date of January 15, 2024. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2020 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of June 30, 2020, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2023
As of June 30, 2020, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of June 30, 2020, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of June 30, 2020, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of June 30, 2020, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of June 30, 2020, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
Fixed Rate Mortgages
As of June 30, 2020, HTALP and its subsidiaries had fixed rate mortgages with interest rates ranging from 2.85% to 3.95% per annum and a weighted average interest rate of 3.64% per annum. During the six months ended June 30, 2020, we repaid $96.2 million of our fixed rate mortgages. As of June 30, 2020, we had $17.9 million of fixed rate mortgages outstanding.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2020 (in thousands):

Year	Amount
2020	$1,224
2021	2,504
2022	266,005
2023	612,121
2024	200,000
Thereafter	1,750,000
Total	$2,831,854
Deferred Financing Costs
As of June 30, 2020, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2020	$1,648
2021	2,695
2022	2,697
2023	1,978
2024	1,475
Thereafter	4,481
Total	$14,974
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of June 30, 2020, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of June 30, 2020 we were not aware of non-compliance with any financial or non-financial covenants in light of the ongoing COVID-19 pandemic.

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
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $6.5 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of June 30, 2020, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk, two of which are forward starting interest rate swaps (in thousands, except number of instruments):

Interest Rate Swaps	June 30, 2020
Number of instruments	9
Notional amount	$725,000
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps	Receivables and other assets	$124	$3,011	Derivative financial instruments	$22,796	$29

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2020	2019	Statement of Operations Location	2020	2019
Interest rate swaps	$(4,300)	$(30)	Interest expense	$(1,072)	$351

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2020	2019	Statement of Operations Location	2020	2019
Interest rate swaps	$(26,453)	$(51)	Interest expense	$(727)	$720

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
As of June 30, 2020, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $23.1 million. As of June 30, 2020, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
During the six months ended June 30, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. Three of the arrangements mature in late 2020 with the last one maturing in early 2021. As of June 30, 2020, $570.6 million remained available for issuance by us under our current ATM. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on August 1, 2020. As of June 30, 2020, the remaining amount of common stock available for repurchase under our stock repurchase plan was approximately $224.3 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three and six months ended June 30, 2020 and 2019.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of June 30, 2020, there were 832,557 awards available for grant under the Plan.
Restricted Common Stock
For the three and six months ended June 30, 2020, we recognized compensation expense of $2.1 million and $5.3 million, respectively. For the three and six months ended June 30, 2019, we recognized compensation expense of $2.1 million and $5.5 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2020, we had $7.0 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.8 years.
The following is a summary of our restricted common stock activity as of June 30, 2020 and 2019, respectively:

	June 30, 2020		June 30, 2019
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	600,987	$28.04	624,349	$29.35
Granted	244,531	30.20	295,422	25.87
Vested	(361,150)	28.89	(305,647)	28.49
Forfeited	(10,197)	28.78	(6,423)	28.87
Ending balance	474,171	$28.49	607,701	$28.10

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$124	$124	$3,011	$3,011
Level 2 - Liabilities:
Derivative financial instruments	$22,796	$22,796	$29	$29
Debt	2,818,695	2,934,746	2,749,775	2,826,983
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
13. Per Share Data of HTA
During the six months ended June 30, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, with an average share price of $29.46, subject to adjustments as provided in the forward equity agreements. Three of the arrangements mature in late 2020 with the last one maturing in early 2021.
To account for the forward equity agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreements were not liabilities as they did not embody obligations to repurchase our shares of common stock nor did they embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own common stock.
In addition, we considered the potential dilution resulting from the forward equity agreements mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreements during the period of time prior to settlement. The impact to our weighted-average shares - diluted was anti-dilutive in nature and thus approximately 1.4 million and 0.5 million shares, respectively, were excluded from the calculation for the three and six months ended June 30, 2020.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreements are not considered a participating security and, therefore, are not included in the computation of earnings per share using the two-class method. For the three and six months ended June 30, 2020 and 2019, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$13,725	$16,598	$31,933	$30,299
Net income attributable to noncontrolling interests	(236)	(339)	(543)	(600)
Net income attributable to common stockholders	$13,489	$16,259	$31,390	$29,699
Denominator:
Weighted average shares outstanding - basic	218,483	205,108	217,588	205,094
Dilutive shares - OP Units convertible into common stock	3,605	3,897	3,640	3,908
Adjusted weighted average shares outstanding - diluted	222,088	209,005	221,228	209,002
Earnings per common share - basic
Net income attributable to common stockholders	$0.06	$0.08	$0.14	$0.14
Earnings per common share - diluted
Net income attributable to common stockholders	$0.06	$0.08	$0.14	$0.14

14. Per Unit Data of HTALP
During the six months ended June 30, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
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
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$13,725	$16,598	$31,933	$30,299
Net income attributable to noncontrolling interests	—	(38)	—	(66)
Net income attributable to common unitholders	$13,725	$16,560	$31,933	$30,233
Denominator:
Weighted average OP Units outstanding - basic	222,088	209,005	221,228	209,002
Dilutive units - OP Units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	222,088	209,005	221,228	209,002
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.06	$0.08	$0.14	$0.14
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.06	$0.08	$0.14	$0.14

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$44,230	$46,196
Income taxes paid	1,313	1,536
Cash paid for operating leases	6,340	6,487

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$8,536	$5,216
Dividend distributions declared, but not paid	69,956	68,254
Issuance of OP Units in HTALP	—	2,603
Redemption of noncontrolling interest	7,872	1,312
Redemption of redeemable noncontrolling interest	—	3,441
ROU assets obtained in exchange for lease obligations	—	200,879

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
Since 2006, we have invested $7.3 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 24.9 million square feet of GLA throughout the U.S. Approximately 66% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of our total GLA as of June 30, 2020. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of June 30, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Company Highlights
Portfolio Operating Performance
•For the three months ended June 30, 2020, total revenue was $178.8 million, compared to $171.8 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, total revenue was $364.6 million, compared to $340.7 million for the six months ended June 30, 2019.
•For the three months ended June 30, 2020, net income was $13.7 million, compared to $16.6 million, for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income was $31.9 million, compared to $30.3 million for the six months ended June 30, 2019.
•For the three months ended June 30, 2020, net income attributable to common stockholders was $0.06 per diluted share, or $13.5 million, compared to $0.08 per diluted share, or $16.3 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income attributable to common stockholders was $0.14 per diluted share, or $31.4 million, compared to $0.14 per diluted share, or $29.7 million for the six months ended June 30, 2019.
•For the three months ended June 30, 2020, HTA’s FFO, as defined by NAREIT, was $87.8 million, or $0.40 per diluted share, compared to $0.40 per diluted share, or $84.6 million, for the three months ended June 30, 2019. For the six months ended June 30, 2020, HTA’s FFO was $180.9 million, or $0.82 per diluted share, compared to $0.80 per diluted share, or $167.4 million, for the six months ended June 30, 2019.
•For the three months ended June 30, 2020, HTALP’s FFO was $88.0 million, or $0.40 per diluted OP Unit, compared to $0.41 per diluted OP unit, or $84.9 million, for the three months ended June 30, 2019. For the six months ended June 30, 2020, HTALP’s FFO was $181.4 million, or $0.82 per diluted OP Unit, compared to $0.80 per diluted OP Unit, or $168.0 million, for the six months ended June 30, 2019.
•For the three months ended June 30, 2020, HTA’s and HTALP’s Normalized FFO was $0.42 per diluted share and OP Unit, or $93.0 million, compared to $0.41 per diluted share and OP Unit, or $85.2 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, HTA’s and HTALP’s Normalized FFO was $0.84 per diluted share and OP Unit, or $186.6 million, compared to $0.81 per diluted share and OP Unit, or $168.3 million for the six months ended June 30, 2019.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•For the three months ended June 30, 2020, NOI was $122.6 million, compared to $118.8 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, NOI was $251.6 million, compared to $236.3 million for the six months ended June 30, 2019.
•For the three months ended June 30, 2020, Same-Property Cash NOI increased 0.6%, or $0.7 million, to $115.0 million, compared to $114.3 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, Same-Property Cash NOI increased 1.6%, or $3.7 million, to $230.1 million, compared to $226.4 million for the six months ended June 30, 2019.
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
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of June 30, 2020, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of June 30, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 17 of our top 20 markets.
•During the six months ended June 30, 2020, we closed on $41.7 million worth of investments primarily located in our existing key markets totaling approximately 167,000 square feet of GLA.
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
•As of June 30, 2020, our in-house asset management and leasing platform operated approximately 24.4 million square feet of GLA, or 98% of our total portfolio.
•As of June 30, 2020, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 90.4% by GLA and our occupancy rate was 89.7% by GLA.
•We entered into new and renewal leases on approximately 1.3 million and 2.2 million square feet of GLA, or approximately 5.2% and 8.8%, respectively, of the GLA of our total portfolio, during the three and six months ended June 30, 2020.
•During the three and six months ended June 30, 2020, tenant retention for the Same-Property portfolio was 89% and 88%, respectively, which included approximately 1.5 million and 2.2 million square feet of GLA of expiring leases, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility
•As of June 30, 2020, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 31.8%. Total liquidity was approximately $1.1 billion, inclusive of $0.7 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $75.2 million as of June 30, 2020.
•As of June 30, 2020, the weighted average remaining term of our debt portfolio was 5.8 years.
•During the six months ended June 30, 2020, we entered into two new forward starting interest rate swaps for a total notional amount of $225 million.
•During the six months ended June 30, 2020, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in 2019, which included the sale of approximately 1.7 million shares of our common stock for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
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
As healthcare providers have seen their near-term profitability and liquidity levels decline, we have addressed requests from many of our tenants about their ability to defer payment of a portion of their rents for a limited duration. While many of these requests have been incoming, we have proactively worked with key health system tenants to seek to help them work through this period of time. Each request is evaluated on a case by case basis. To date, we have approved deferral plans that total approximately $9.6 million, which includes approximately $6.6 million of rent that was deferred in the three months ended June 30, 2020. There are no substantial outstanding requests for assistance from tenants. Payments of rent deferrals are generally expected to be repaid over the next 3 to 12 months (starting in the third quarter of 2020), depending on tenant size. As of July 31, 2020, we have not granted unilateral rent forgiveness in connection with our deferral program, however, we may do so in the future if conditions and the specific economics warrant the use of such measures.
For the three months ended June 30, 2020, we collected or deferred approximately 98% of our total monthly rents that are contractually due and owed, with cash collection totaling approximately 95% of monthly rent. For the month of July 2020, we collected or deferred approximately 98% of our total monthly rents that are contractually due and owed, with cash collection totaling approximately 94% of monthly rent.
In addition, we have entered into certain lease modifications in the form of early renewals where we provide concessions in the form of free rent, averaging three (3) months at the inception of the lease, in exchange for additional term, on average approximately three (3) years. The total amount of free rent granted during the three months ended June 30, 2020 as concessions to early renewals was approximately $3.6 million, with $1.2 million taken in the three months ended June 30, 2020 with the $2.4 million remainder expected to primarily impact the third quarter 2020. Although we did not experience a significant deceleration of cash collections for the three and six months ended June 30, 2020, because of the evolving situation surrounding the COVID-19 pandemic, our results of operations in Q3 2020 and beyond may be materially impacted as the complete effects of the pandemic, including the decrease in commerce and the slowdown and uncertainty in the broader economy, and the corresponding impacts to our buildings and tenants, come to light. In addition to those noted above, other impacts may take the form of an overall continued decrease in our results of operations, stemming from various factors, including, but not limited to: (a) the inability for us to collect a portion of our rents timely or at all, (b) potential slowdown of new lease leads and signings, (c) decreases in occupancy either from non-renewals or from tenant defaults, (d) potential increases in expenses for vendors, critical supplies or materials, or costs of maintenance activities, (e) delays in construction projects to ready spaces for tenants, (f) delays in development projects and potential for increased material costs, (g) increased labor costs should we be required to increase salaries for hazardous working conditions, (h) potential impairments should we see a more than temporary reduction in cash flows, (i) potential delays in accretive acquisitions, and (j) increased costs due to borrowings as we look to maintain balance sheet flexibility. Refer to "Results of Operations - Comparison of the Three and Six Months Ended June 30, 2020 and 2019" for additional details on certain current period impacts from the COVID-19 pandemic.
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
Investment Activity
During the six months ended June 30, 2020, we had investments with an aggregate gross purchase price of $41.7 million. During the six months ended June 30, 2019, we had investments with an aggregate gross purchase price of $94.1 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
As of June 30, 2020 and 2019, we owned and operated approximately 24.9 million and 23.3 million square feet of GLA, respectively, with a leased rate of 90.4% and 91.6%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 89.7% and 90.6%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended June 30, 2020 and 2019, respectively, is set forth below (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Revenues:
Rental income	$178,670	$171,609	$7,061	4.1%
Interest and other operating income	175	148	27	18.2
Total revenues	178,845	171,757	7,088	4.1
Expenses:
Rental	56,200	52,938	3,262	6.2
General and administrative	10,160	10,079	81	0.8
Transaction	32	296	(264)	(89.2)
Depreciation and amortization	74,927	68,429	6,498	9.5
Interest expense	24,277	24,006	271	1.1
Total expenses	165,596	155,748	9,848	6.3
Income from unconsolidated joint venture	379	548	(169)	(30.8)
Other income	97	41	56	NM
Net income	$13,725	$16,598	$(2,873)	(17.3)%

NOI	$122,645	$118,819	$3,826	3.2%
Same-Property Cash NOI	$114,970	$114,312	$658	0.6%

Comparison of the six months ended June 30, 2020 and 2019, respectively, is set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	% Change
Revenues:
Rental income	$364,201	$340,484	$23,717	7.0%
Interest and other operating income	420	239	181	75.7
Total revenues	364,621	340,723	23,898	7.0
Expenses:
Rental	113,062	104,406	8,656	8.3
General and administrative	21,678	21,369	309	1.4
Transaction	172	336	(164)	(48.8)
Depreciation and amortization	152,592	137,910	14,682	10.6
Interest expense	48,149	47,976	173	0.4
Total expenses	335,653	311,997	23,656	7.6
Gain (loss) on sale of real estate, net	1,991	(37)	2,028	NM
Income from unconsolidated joint venture	801	1,034	(233)	(22.5)
Other income	173	576	(403)	(70.0)
Net income	$31,933	$30,299	$1,634	5.4%

NOI	$251,559	$236,317	$15,242	6.4%
Same-Property Cash NOI	$230,091	$226,407	$3,684	1.6%
*NM- not meaningful.

Rental Income
For the three and six months ended June 30, 2020 and 2019, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Contractual rental income	$168,627	$164,037	$4,590	2.8%
Straight-line rent and amortization of above and (below) market leases	6,019	4,112	1,907	46.4
Other rental revenue	4,024	3,460	564	16.3
Total rental income	$178,670	$171,609	$7,061	4.1%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Contractual rental income	$344,467	$324,794	$19,673	6.1%
Straight-line rent and amortization of above and (below) market leases	12,112	8,886	3,226	36.3
Other rental revenue	7,622	6,804	818	12.0
Total rental income	$364,201	$340,484	$23,717	7.0%

Contractual rental income, which includes expense reimbursements, increased $4.6 million and $19.7 million for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, respectively. The increases were primarily due to additional contractual rental income of $11.5 million and $23.2 million from our 2019 and 2020 acquisitions, and contractual rent increases for the three and six months ended June 30, 2020, respectively, partially offset by an incremental $951 thousand of bad debt recognized as a reduction of revenue in our results for the three and six months ended June 30, 2020 for tenants that are either in occupancy but are not timely in making contractual rental payments, or for tenants who have ceased occupancy due to a tenant default and have vacated, and $(0.2) million and $(0.4) million of reduced contractual rent as a result of buildings we sold during 2019 for the three and six months ended June 30, 2020, respectively.
In addition, we recorded a non-recurring charge of $4.7 million of bad debt as a reduction in revenue related to three (3) former tenants currently in litigation and for which we evaluated collectability on an individual basis to determine whether collections continued to be deemed probable. While we fully intend to continue to pursue such collection efforts on amounts owed to us, we recorded this charge due to the recent prevailing economic conditions and resulting uncertainty of the timing and collections of such amounts previously supported by litigation affirmed in our favor and/or the defendant's former credit, which we now believe have recently eroded. Due to the non-routine nature and anticipated non-recurrence of this charge, we have normalized this amount from both Cash NOI and Normalized FFO results as presented in the section entitled "Non-GAAP Financial Measures" below and elsewhere in this document. This can be contrasted with periodic, recurring bad debt that is recorded for tenants either still in occupancy or those having vacated as a result of a tenant default, for which we also ordinarily record a reduction to revenues to account for uncollectible accounts receivable, as represented by the $951 thousand incremental bad debt charge described in the preceding paragraph which was not subject to a normalizing adjustment in our Non-GAAP Financial Measures. We believe this latter amount carries similar characteristics of those charges in our results of operations that have a propensity of recurrence as an ongoing reduction of revenue either in the form of uncollectible accounts or as reduced occupancy due to tenant defaults and corresponding vacancy.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New and renewal leases:
Average starting base rents	$28.54	$26.94	$27.36	$21.50
Average expiring base rents	27.30	26.16	26.44	20.62

Square feet of GLA	1,301	801	2,186	1,900
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2020 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and six months ended June 30, 2020 and 2019, respectively (in per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New leases:
Tenant improvements	$60.95	$30.11	$45.64	$32.79
Leasing commissions	4.33	1.65	3.21	2.09
Tenant concessions	2.71	3.73	4.20	4.27
Renewal leases:
Tenant improvements	$6.19	$8.34	$6.21	$12.86
Leasing commissions	3.10	1.12	3.31	2.12
Tenant concessions	3.64	0.63	1.74	0.38
The average term for new and renewal leases executed consisted of the following for the three and six months ended June 30, 2020 and 2019, respectively (in years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New leases	8.8	7.4	9.5	7.4
Renewal leases	3.9	5.5	4.1	8.1
Rental Expenses
For the three months ended June 30, 2020 and 2019, rental expenses attributable to our properties were $56.2 million and $52.9 million, respectively. For the six months ended June 30, 2020 and 2019, rental expenses attributable to our properties were $113.1 million and $104.4 million, respectively. These increases in rental expenses were primarily due to $4.5 million and $8.8 million of additional rental expenses associated with our 2019 and 2020 acquisitions for the three and six months ended June 30, 2020, respectively, partially offset by $0.0 million and $(0.1) million of reduced rental expenses as a result of buildings we sold during 2019, and improved operating efficiencies for the three and six months ended June 30, 2020, respectively. Furthermore, we recorded an incremental $0.3 million related to hazard pay and increased personal protective equipment costs directly related to COVID-19 for the three and six months ended June 30, 2020. Due to the incremental nature related to COVID-19 this amount was normalized out of both NOI and Normalized FFO results as presented below.
General and Administrative Expenses
For the three months ended June 30, 2020 and 2019, general and administrative expenses were $10.2 million and $10.1 million, respectively. For the six months ended June 30, 2020 and 2019, general and administrative expenses were $21.7 million and $21.4 million, respectively. These increases were primarily due to an increase in the overall head count due to the continued growth of the Company and stock based compensation expense.
Depreciation and Amortization Expense
For the three months ended June 30, 2020 and 2019, depreciation and amortization expense was $74.9 million and $68.4 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation and amortization expense was $152.6 million and $137.9 million, respectively. This increase was associated with our 2019 and 2020 acquisitions, partially offset by buildings we disposed during 2019.
Interest Expense
For the three months ended June 30, 2020 and 2019, interest expense was $24.3 million and $24.0 million, respectively. For the six months ended June 30, 2020 and 2019, interest expense was $48.1 million and $48.0 million, respectively. The increases in interest expense is primarily due to a higher overall average debt compared to the same period in 2019, partially offset by lower average interest rates on our variable rate debt.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain (Loss) on Sale of Real Estate, net
For the six months ended June 30, 2020, we realized a net gain of approximately $2.0 million on the sale of part of our interest in undeveloped land in Miami, Florida. For the six months ended June 30, 2019, we realized a net loss of $37 thousand on the disposition of three MOB's in Hilton Head, South Carolina.
Net Income
For the three months ended June 30, 2020 and 2019, net income was $13.7 million and $16.6 million, respectively. For the six months ended June 30, 2020 and 2019, net income was $31.9 million and $30.3 million, respectively. The increase is primarily the result of continued growth in our operations due to accretive acquisitions and improved operating efficiencies.
NOI and Same-Property Cash NOI
For the three months ended June 30, 2020 and 2019, NOI was $122.6 million and $118.8 million, respectively. For the six months ended June 30, 2020 and 2019, NOI was $251.6 million and $236.3 million, respectively. The increase in NOI was primarily due to additional NOI from our 2019 and 2020 acquisitions of $8.1 million and $16.5 million for the three and six months ended June 30, 2020, respectively, partially offset by $(0.1) million and $(0.3) million of reduced NOI as a result of the buildings we sold during 2019 for the three and six months ended June 30, 2020, respectively, and a reduction in straight-line rent from properties we owned for more than a year.
Same-Property Cash NOI increased 0.6% to $115.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Same-Property Cash NOI increased 1.6% to $230.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases were primarily the result of rent escalations, improved operating efficiencies, offset by a slight decrease in average occupancy, and the $1.2 million of incremental free rent provided related to early renewals of leases and bad debt charges of $951 thousand as described in "Results of Operations - Rental Income" above.
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
We also compute Normalized FFO, which excludes from FFO: (i) transaction expenses; (ii) gain or loss on extinguishment of debt; (iii) noncontrolling income or loss from OP Units included in diluted shares (only applicable to the Company); and (iv) other normalizing adjustments, which include items that are unusual and infrequent in nature. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$13,489	$16,259	$31,390	$29,699
Depreciation and amortization expense related to investments in real estate	73,769	67,846	150,506	136,772
(Gain) loss on sale of real estate, net	—	—	(1,991)	37
Proportionate share of joint venture depreciation and amortization	508	450	975	922
FFO attributable to common stockholders	$87,766	$84,555	$180,880	$167,430
Transaction expenses	32	296	172	336
Noncontrolling income from OP Units included in diluted shares	236	301	543	534
Other normalizing adjustments (1)	4,959	—	5,031	—
Normalized FFO attributable to common stockholders	$92,993	$85,152	$186,626	$168,300

Net income attributable to common stockholders per diluted share	$0.06	$0.08	$0.14	$0.14
FFO adjustments per diluted share, net	0.34	0.32	0.68	0.66
FFO attributable to common stockholders per diluted share	$0.40	$0.40	$0.82	$0.80
Normalized FFO adjustments per diluted share, net	0.02	0.01	0.02	0.01
Normalized FFO attributable to common stockholders per diluted share	$0.42	$0.41	$0.84	$0.81

Weighted average diluted common shares outstanding	222,088	209,005	221,228	209,002
(1) Other normalizing adjustments includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-recurring bad debt	$4,672	$—	$4,672	$—
Incremental hazard pay to facilities employees	242	—	314	—
Incremental personal protective equipment	45	—	45	—
Total normalizing adjustments	$4,959	$—	$5,031	$—

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common unitholders	$13,725	$16,560	$31,933	$30,233
Depreciation and amortization expense related to investments in real estate	73,769	67,846	150,506	136,772
(Gain) loss on sale of real estate, net	—	—	(1,991)	37
Proportionate share of joint venture depreciation and amortization	508	450	975	922
FFO attributable to common unitholders	$88,002	$84,856	$181,423	$167,964
Transaction expenses	32	296	172	336
Other normalizing adjustments (1)	4,959	—	5,031	—
Normalized FFO attributable to common unitholders	$92,993	$85,152	$186,626	$168,300

Net income attributable to common unitholders per diluted share	$0.06	$0.08	$0.14	$0.14
FFO adjustments per diluted unit, net	0.34	0.33	0.68	0.66
FFO attributable to common unitholders per diluted unit	$0.40	$0.41	$0.82	$0.80
Normalized FFO adjustments per diluted unit, net	0.02	0.00	0.02	0.01
Normalized FFO attributable to common unitholders per diluted unit	$0.42	$0.41	$0.84	$0.81

Weighted average diluted common units outstanding	222,088	209,005	221,228	209,002
(1) Other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $242 thousand, and incremental personal protective equipment of $45 thousand for the three months ended June 30, 2020 and non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the six months ended June 30, 2020.
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
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments; (ii) amortization of below and above market leases/leasehold interests and other GAAP adjustments; (iii) notes receivable interest income; and (iv) other normalizing adjustments. Contractual base rent, contractual rent increases, contractual rent concessions and changes in occupancy or lease rates upon commencement and expiration of leases are a primary driver of our revenue performance. We believe that Cash NOI, which removes the impact of straight-line rent adjustments, provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,725	$16,598	$31,933	$30,299
General and administrative expenses	10,160	10,079	21,678	21,369
Transaction expenses	32	296	172	336
Depreciation and amortization expense	74,927	68,429	152,592	137,910
Interest expense	24,277	24,006	48,149	47,976
(Gain) loss on sale of real estate, net	—	—	(1,991)	37
Income from unconsolidated joint venture	(379)	(548)	(801)	(1,034)
Other income	(97)	(41)	(173)	(576)
NOI	$122,645	$118,819	$251,559	$236,317
Straight-line rent adjustments, net	(3,717)	(2,464)	(6,962)	(5,722)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments (1)	(344)	(260)	(2,043)	(482)
Notes receivable interest income	(3)	(25)	(141)	(52)
Other normalizing adjustments (2)	4,959	—	5,031	—
Cash NOI	$123,540	$116,070	$247,444	$230,061
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(8,669)	(728)	(17,310)	(1,369)
Redevelopment Cash NOI	286	(856)	330	(1,933)
Intended for sale Cash NOI	(187)	(174)	(373)	(352)
Same-Property Cash NOI (3)	$114,970	$114,312	$230,091	$226,407

(1) The presentation includes certain adjustments to allow for the consistent treatment of items impacted by Topic 842-Leases.
(2) Other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $242 thousand, and incremental personal protective equipment of $45 thousand for the three months ended June 30, 2020 and non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the six months ended June 30, 2020.
(3) Same-Property includes 413 and 412 buildings for the three and six months ended June 30, 2020 and 2019, respectively.
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
As of June 30, 2020, we had total liquidity of $1.1 billion, inclusive of $0.7 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $75.2 million.
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

As of June 30, 2020, we had unencumbered assets with a gross book value of $7.6 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Capital expenditures for the remainder of the year will be primarily targeted towards planned maintenance activities and other capital improvements that are either of an immediate need to preserve liquidity, or strategically necessary for revenue generation purposes. Currently these expenditures are estimated at approximately $10 million to $20 million per quarter, but may fluctuate materially depending on the ongoing impacts from COVID-19. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.1 billion allows us the flexibility to fund such capital expenditures.
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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Cash, cash equivalents and restricted cash - beginning of period	$37,616	$133,530	$(95,914)
Net cash provided by operating activities	182,183	148,737	33,446
Net cash used in investing activities	(114,688)	(134,687)	19,999
Net cash used in financing activities	(25,111)	(118,436)	93,325
Cash, cash equivalents and restricted cash - end of period	$80,000	$29,144	$50,856
Net cash provided by operating activities increased in 2020 primarily due to the impact of our 2019 and 2020 acquisitions and contractual rent increases, partially offset by our 2019 and 2020 dispositions and rents that have been deferred under our deferral program in light of COVID-19. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2020, net cash used in investing activities primarily related to capital expenditures of $43.9 million, investments in real estate of $41.3 million, development of real estate of $30.4 million, funding of a real estate loan of $6.0 million, partially offset by proceeds from the sale of real estate of $6.4 million. For the six months ended June 30, 2019, net cash used in investing activities primarily related to investments in real estate of $93.9 million and capital expenditures of $37.8 million.
For the six months ended June 30, 2020, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $137.1 million, and payments on our secured mortgage loans of $96.2 million, partially offset by net borrowings on our unsecured revolving credit facility of $164.0 million, and proceeds from issuance of common stock of $50.0 million. For the six months ended June 30, 2019, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $127.4 million, payments on our secured mortgage loans of $96.2 million, and the repurchase and cancellation of common stock of $12.1 million, which was partially offset by net borrowings on our unsecured revolving credit facility of $120.0 million.

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
For the six months ended June 30, 2020, we paid cash dividends of $137.1 million on our common stock. In July 2020 for the quarter ended June 30, 2020, we paid cash dividends on our common stock of $68.8 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of June 30, 2020, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 31.8%.
As of June 30, 2020, we had debt outstanding of $2.8 billion and the weighted average interest rate therein was 3.07% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2020, $736.0 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of June 30, 2020, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of June 30, 2020, we had $2.05 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2023, $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, and $650.0 million of senior notes maturing in 2030.
Fixed Rate Mortgages
During the six months ended June 30, 2020, we made payments on our fixed rate mortgages of $96.2 million and have $1.2 million of principal payments due during the remainder of 2020.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2019 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2020, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2020, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of June 30, 2020, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of June 30, 2020.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
August 7, 2020

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
As of June 30, 2020, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of June 30, 2020.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
August 7, 2020

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	1,541	$24.59	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	5,151	26.50	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 7, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 7, 2020

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 7, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 7, 2020