Form 10-Q
period 2020-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2020-11-04
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 28, 2020, there were 218,573,791 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended September 30, 2020, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2020, HTA owned a 98.4% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments:
Land	$587,363	$584,546
Building and improvements	6,385,863	6,252,854
Lease intangibles	619,048	628,066
Construction in progress	44,128	28,150
	7,636,402	7,493,616
Accumulated depreciation and amortization	(1,642,827)	(1,447,815)
Real estate investments, net	5,993,575	6,045,801
Investment in unconsolidated joint venture	64,756	65,888
Cash and cash equivalents	227,138	32,713
Restricted cash	4,108	4,903
Receivables and other assets, net	239,641	237,024
Right-of-use assets - operating leases, net	234,846	239,867
Other intangibles, net	10,508	12,553
Total assets	$6,774,572	$6,638,749
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,026,534	$2,749,775
Accounts payable and accrued liabilities	168,696	171,698
Derivative financial instruments - interest rate swaps	16,697	29
Security deposits, prepaid rent and other liabilities	56,263	49,174
Lease liabilities - operating leases	198,445	198,650
Intangible liabilities, net	33,586	38,779
Total liabilities	3,500,221	3,208,105
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 218,566,057 and 216,453,312 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,186	2,165
Additional paid-in capital	4,914,767	4,854,042
Accumulated other comprehensive (loss) income	(18,747)	4,546
Cumulative dividends in excess of earnings	(1,685,813)	(1,502,744)
Total stockholders’ equity	3,212,393	3,358,009
Noncontrolling interests	61,958	72,635
Total equity	3,274,351	3,430,644
Total liabilities and equity	$6,774,572	$6,638,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$187,258	$174,844	$551,459	$515,328
Interest and other operating income	68	160	488	399
Total revenues	187,326	175,004	551,947	515,727
Expenses:
Rental	57,248	53,807	170,310	158,213
General and administrative	10,670	9,788	32,348	31,157
Transaction	125	522	297	858
Depreciation and amortization	75,892	73,820	228,484	211,730
Interest expense	23,136	24,625	71,285	72,601
Total expenses	167,071	162,562	502,724	474,559
Gain (loss) on sale of real estate, net	—	—	1,991	(37)
Loss on extinguishment of debt, net	(27,726)	(21,646)	(27,726)	(21,646)
Income from unconsolidated joint venture	422	422	1,223	1,456
Other income	117	205	290	781
Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722
Net loss (income) attributable to noncontrolling interests(1)	105	114	(438)	(486)
Net (loss) income attributable to common stockholders	$(6,827)	$(8,463)	$24,563	$21,236
Earnings per common share - basic:
Net (loss) income attributable to common stockholders	$(0.03)	$(0.04)	$0.11	$0.10
Earnings per common share - diluted:
Net (loss) income attributable to common stockholders	$(0.03)	$(0.04)	$0.11	$0.10
Weighted average common shares outstanding:
Basic	218,549	205,277	217,911	205,156
Diluted	218,549	205,277	221,521	209,026

(1) Includes amounts attributable to redeemable noncontrolling interests for the nine months ended September 30, 2019.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	2,054	2,290	(23,672)	1,519
Total other comprehensive income (loss)	2,054	2,290	(23,672)	1,519

Total comprehensive (loss) income	(4,878)	(6,287)	1,329	23,241
Comprehensive loss (income) attributable to noncontrolling interests	73	71	(59)	(448)
Total comprehensive (loss) income attributable to common stockholders	$(4,805)	$(6,216)	$1,270	$22,793
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

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Cont'd)
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Share-based award transactions, net	236	2	3,201	—	—	3,203	—	3,203
Repurchase and cancellation of common stock	(154)	(2)	(4,622)	—	—	(4,624)	—	(4,624)
Redemption of noncontrolling interest and other	273	3	6,773	—	—	6,776	(6,776)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,867)	(68,867)	(1,134)	(70,001)
Net income	—	—	—	—	17,901	17,901	307	18,208
Other comprehensive loss	—	—	—	(22,138)	—	(22,138)	(360)	(22,498)
Balance as of March 31, 2020	218,483	2,185	4,909,397	(17,592)	(1,553,710)	3,340,280	64,672	3,404,952
Issuance of OP Units in HTALP	—	—	—	—	—	—	1,378	1,378
Share-based award transactions, net	(1)	—	2,100	—	—	2,100	—	2,100
Repurchase and cancellation of common stock	(7)	—	(174)	—	—	(174)	—	(174)
Redemption of noncontrolling interest and other	40	—	1,096	—	—	1,096	(1,096)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,827)	(68,827)	(1,162)	(69,989)
Net income	—	—	—	—	13,489	13,489	236	13,725
Other comprehensive loss	—	—	—	(3,176)	—	(3,176)	(52)	(3,228)
Balance as of June 30, 2020	218,515	2,185	4,912,419	(20,768)	(1,609,048)	3,284,788	63,976	3,348,764
Share-based award transactions, net	28	1	1,831	—	—	1,832	—	1,832
Repurchase and cancellation of common stock	(11)	—	(296)	—	—	(296)	—	(296)
Redemption of noncontrolling interest and other	34	—	813	—	—	813	(813)	—
Dividends declared ($0.320 per common share)	—	—	—	—	(69,938)	(69,938)	(1,133)	(71,071)
Net loss	—	—	—	—	(6,827)	(6,827)	(105)	(6,932)
Other comprehensive income	—	—	—	2,021	—	2,021	33	2,054
Balance as of September 30, 2020	218,566	$2,186	$4,914,767	$(18,747)	$(1,685,813)	$3,212,393	$61,958	$3,274,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$25,001	$21,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,843	203,392
Share-based compensation expense	7,135	7,828
Income from unconsolidated joint venture	(1,223)	(1,456)
Distributions from unconsolidated joint venture	2,455	2,225
(Gain) loss on sale of real estate, net	(1,991)	37
Loss on extinguishment of debt, net	27,726	21,646
Changes in operating assets and liabilities:
Receivables and other assets, net	3,282	(2,148)
Accounts payable and accrued liabilities	(11,787)	(19,783)
Security deposits, prepaid rent and other liabilities	7,227	4,919
Net cash provided by operating activities	269,668	238,382
Cash flows from investing activities:
Investments in real estate	(52,553)	(223,168)
Development of real estate	(49,479)	(14,253)
Proceeds from the sale of real estate	6,420	1,193
Capital expenditures	(59,016)	(59,533)
Collection of real estate notes receivable	709	551
Advances on real estate notes receivable	(6,000)	—
Net cash used in investing activities	(159,919)	(295,210)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	1,329,862	365,000
Payments on unsecured revolving credit facility	(1,429,862)	(350,000)
Proceeds from unsecured senior notes	793,568	906,927
Payments on unsecured senior notes	(300,000)	(700,000)
Payments on secured mortgage loans	(114,060)	(96,765)
Deferred financing costs	(6,532)	(6,954)
Debt extinguishment costs	(25,938)	(18,383)
Proceeds from issuance of common stock	50,020	51,804
Issuance of OP Units	1,378	—
Repurchase and cancellation of common stock	(5,094)	(12,159)
Dividends paid	(205,880)	(190,853)
Distributions paid to noncontrolling interest of limited partners	(3,581)	(7,503)
Net cash provided by (used in) financing activities	83,881	(58,886)
Net change in cash, cash equivalents and restricted cash	193,630	(115,714)
Cash, cash equivalents and restricted cash - beginning of period	37,616	133,530
Cash, cash equivalents and restricted cash - end of period	$231,246	$17,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments:
Land	$587,363	$584,546
Building and improvements	6,385,863	6,252,854
Lease intangibles	619,048	628,066
Construction in progress	44,128	28,150
	7,636,402	7,493,616
Accumulated depreciation and amortization	(1,642,827)	(1,447,815)
Real estate investments, net	5,993,575	6,045,801
Investment in unconsolidated joint venture	64,756	65,888
Cash and cash equivalents	227,138	32,713
Restricted cash	4,108	4,903
Receivables and other assets, net	239,641	237,024
Right-of-use assets - operating leases, net	234,846	239,867
Other intangibles, net	10,508	12,553
Total assets	$6,774,572	$6,638,749
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,026,534	$2,749,775
Accounts payable and accrued liabilities	168,696	171,698
Derivative financial instruments - interest rate swaps	16,697	29
Security deposits, prepaid rent and other liabilities	56,263	49,174
Lease liabilities - operating leases	198,445	198,650
Intangible liabilities, net	33,586	38,779
Total liabilities	3,500,221	3,208,105
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 3,533,826 and 3,834,279 OP Units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	61,688	72,365
General partners’ capital, 218,566,057 and 216,453,312 OP Units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3,212,663	3,358,279
Total partners’ capital	3,274,351	3,430,644
Total liabilities and partners’ capital	$6,774,572	$6,638,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$187,258	$174,844	$551,459	$515,328
Interest and other operating income	68	160	488	399
Total revenues	187,326	175,004	551,947	515,727
Expenses:
Rental	57,248	53,807	170,310	158,213
General and administrative	10,670	9,788	32,348	31,157
Transaction	125	522	297	858
Depreciation and amortization	75,892	73,820	228,484	211,730
Interest expense	23,136	24,625	71,285	72,601
Total expenses	167,071	162,562	502,724	474,559
Gain (loss) on sale of real estate, net	—	—	1,991	(37)
Loss on extinguishment of debt, net	(27,726)	(21,646)	(27,726)	(21,646)
Income from unconsolidated joint venture	422	422	1,223	1,456
Other income	117	205	290	781
Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722
Net income attributable to noncontrolling interests	—	—	—	(66)
Net (loss) income attributable to common unitholders	$(6,932)	$(8,577)	$25,001	$21,656
Earnings per common OP Unit - basic:
Net (loss) income attributable to common unitholders	$(0.03)	$(0.04)	$0.11	$0.10
Earnings per common OP Unit - diluted:
Net (loss) income attributable to common unitholders	$(0.03)	$(0.04)	$0.11	$0.10
Weighted average common OP Units outstanding:
Basic	222,101	209,164	221,521	209,056
Diluted	222,101	209,164	221,521	209,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	2,054	2,290	(23,672)	1,519
Total other comprehensive income (loss)	2,054	2,290	(23,672)	1,519

Total comprehensive (loss) income	(4,878)	(6,287)	1,329	23,241
Comprehensive income attributable to noncontrolling interests	—	—	—	(66)
Total comprehensive (loss) income attributable to common unitholders	$(4,878)	$(6,287)	$1,329	$23,175
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

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
Issuance of general partner OP Units	1,675	50,020	—	—	50,020
Share-based award transactions, net	236	3,203	—	—	3,203
Redemption and cancellation of general partner OP Units	(154)	(4,624)	—	—	(4,624)
Redemption of limited partner OP Units and other	273	6,776	(273)	(6,776)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,867)	—	(1,134)	(70,001)
Net income	—	17,901	—	307	18,208
Other comprehensive loss	—	(22,138)	—	(360)	(22,498)
Balance as of March 31, 2020	218,483	3,340,550	3,561	64,402	3,404,952
Issuance of limited partner OP Units	—	—	47	1,378	1,378
Share-based award transactions, net	(1)	2,100	—	—	2,100
Redemption and cancellation of general partner OP Units	(7)	(174)	—	—	(174)
Redemption of limited partner OP Units and other	40	1,096	(40)	(1,096)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,827)	—	(1,162)	(69,989)
Net income	—	13,489	—	236	13,725
Other comprehensive loss	—	(3,176)	—	(52)	(3,228)
Balance as of June 30, 2020	218,515	3,285,058	3,568	63,706	3,348,764
Share-based award transactions, net	28	1,832	—	—	1,832
Redemption and cancellation of general partner OP Units	(11)	(296)	—	—	(296)
Redemption of limited partner OP Units and other	34	813	(34)	(813)	—
Distributions declared ($0.320 per common OP Unit)	—	(69,938)	—	(1,133)	(71,071)
Net loss	—	(6,827)	—	(105)	(6,932)
Other comprehensive income	—	2,021	—	33	2,054
Balance as of September 30, 2020	218,566	$3,212,663	3,534	$61,688	$3,274,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$25,001	$21,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,843	203,392
Share-based compensation expense	7,135	7,828
Income from unconsolidated joint venture	(1,223)	(1,456)
Distributions from unconsolidated joint venture	2,455	2,225
(Gain) loss on sale of real estate, net	(1,991)	37
Loss on extinguishment of debt, net	27,726	21,646
Changes in operating assets and liabilities:
Receivables and other assets, net	3,282	(2,148)
Accounts payable and accrued liabilities	(11,787)	(19,783)
Security deposits, prepaid rent and other liabilities	7,227	4,919
Net cash provided by operating activities	269,668	238,382
Cash flows from investing activities:
Investments in real estate	(52,553)	(223,168)
Development of real estate	(49,479)	(14,253)
Proceeds from the sale of real estate	6,420	1,193
Capital expenditures	(59,016)	(59,533)
Collection of real estate notes receivable	709	551
Advances on real estate notes receivable	(6,000)	—
Net cash used in investing activities	(159,919)	(295,210)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	1,329,862	365,000
Payments on unsecured revolving credit facility	(1,429,862)	(350,000)
Proceeds from unsecured senior notes	793,568	906,927
Payments from unsecured senior notes	(300,000)	(700,000)
Payments on secured mortgage loans	(114,060)	(96,765)
Deferred financing costs	(6,532)	(6,954)
Debt extinguishment costs	(25,938)	(18,383)
Proceeds from issuance of general partner units	50,020	51,804
Issuance of OP Units	1,378	—
Repurchase and cancellation of general partner units	(5,094)	(12,159)
Distributions paid to general partner	(205,880)	(190,853)
Distributions paid to limited partners and redeemable noncontrolling interests	(3,581)	(7,503)
Net cash provided by (used in) financing activities	83,881	(58,886)
Net change in cash, cash equivalents and restricted cash	193,630	(115,714)
Cash, cash equivalents and restricted cash - beginning of period	37,616	133,530
Cash, cash equivalents and restricted cash - end of period	$231,246	$17,816
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
common stock is recorded as a component of equity. As of September 30, 2020 and December 31, 2019, there were approximately 3.5 million and 3.8 million, respectively, of OP Units issued and outstanding held by noncontrolling interest holders.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$227,138	$12,748
Restricted cash	4,108	5,068
Total cash, cash equivalents and restricted cash	$231,246	$17,816
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended September 30, 2020 and 2019 was $59.2 million and $54.9 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2020 and 2019 was $176.4 million and $158.9 million, respectively.
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
Through the duration of the 2020 coronavirus ("COVID-19") pandemic, many lessors may elect to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions getting rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. In conformity with this guidance, we have elected to apply such relief and will use the election so as not to perform a lease by lease analysis where conditions warrant. The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.
For the three and nine months ended September 30, 2020, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance above was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months of rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. In total, we have approved deferral plans that total approximately $11.0 million, of which approximately $3.7 million have been repaid through October 28, 2020.
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concession at the commencement of the lease in exchange for additional term, on average approximately three years. This category is treated as a modification under Topic 842, with the existing balance of cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, and is offset by substantively more term and/or increased rental rates. Subsequent to September 30, 2020, and through October 31, 2020, the Company has entered into minimal new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease.
Credit Losses
The Company adopted Topic 326 - Financial Instruments - Credit Losses as of January 1, 2020. See the "Recently Issued or Adopted Accounting Pronouncements" below for further information. Pursuant to the guidance, we adopted a policy to book current expected credit losses at the inception of loans qualifying for treatment under Topic 326. During the nine months ended September 30, 2020, we financed as the lender, a one-year, $6 million loan to which we hold a first trust deed in the underlying

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
property as collateral. Given the one-year term, management's estimated loan-to-value at inception, and estimated probability of default, we determined that any current expected credit loss would be insignificant. In addition, as of September 30, 2020, we believe that our initial assumptions have not substantively changed and, accordingly, we continue to not record any expected losses.
Redeemable Noncontrolling Interests
Prior to June 30, 2019, we had redeemable noncontrolling interests related to the noncontrolling interest in a joint venture in which we own the majority interest. The noncontrolling interest holders in the joint venture had the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019, and, at that time, all holders of redeemable noncontrolling interests had either converted their interest to OP Units or received cash proceeds. For the nine months ended September 30, 2019, we recognized $66 thousand of income related to the noncontrolling interests in the net income attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of September 30, 2020 and December 31, 2019, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $64.8 million and $65.9 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For both the three months ended September 30, 2020 and 2019, we recognized income of $0.4 million. For the nine months ended September 30, 2020 and 2019, we recognized income of $1.2 million and $1.5 million, respectively.
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
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We adopted ASU 2018-13 as of January 1, 2020 and as of September 30, 2020 there were no transfers between levels and no Level 3 inputs for the period. Refer to Note 12 - Fair Value of Financial Instruments in the accompanying notes to the condensed consolidated financial statements for more detail relating to our fair value disclosures.

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
3. Investments in Real Estate
For the nine months ended September 30, 2020, our investments had an aggregate purchase price of $52.9 million. As part of these investments, we incurred approximately $0.3 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine Months Ended September 30,
	2020	2019
Land	$2,817	$33,408
Building and improvements	45,610	174,708
In place leases	4,651	18,532
Below market leases	(762)	(3,386)
Above market leases	479	2,046
Below market leasehold interests	(242)	—
Net real estate assets acquired	52,553	225,308
Other, net	334	4,543
Aggregate purchase price	$52,887	$229,851
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the nine months ended September 30, 2020 and 2019, respectively (in years):

	Nine Months Ended September 30,
	2020	2019
Acquired intangible assets	5.1	5.6
Acquired intangible liabilities	3.4	7.7

4. Dispositions and Impairment
Dispositions
During the nine months ended September 30, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, resulting in a net gain of approximately $2.0 million. During the nine months ended September 30, 2019, we completed the disposition of three MOB's in Hilton Head, South Carolina for a gross sales price of $1.2 million, resulting in a net loss of $37 thousand.
Impairment
During the nine months ended September 30, 2020, and 2019, respectively, we recorded no impairment charges after the consideration of the impacts, on a qualitative and quantitative basis, of the ongoing COVID-19 pandemic in our quarterly assessment. As the COVID-19 pandemic continues to develop, we will monitor the performance of our buildings and other assets to determine whether any additional impairment indicators unique to the COVID-19 pandemic are present, including, but not limited to, significant prolonged disruption in cash flows, tenant vacancies, or lease modifications, and that would indicate the recoverability of recorded values of these assets may be at risk. Accordingly, we will continue to apply the applicable accounting guidance in our consideration of our ongoing impairment analysis as conditions warrant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019, respectively (in thousands, except weighted average remaining amortization terms):

	September 30, 2020		December 31, 2019
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$473,776	9.6	$481,173	9.5
Tenant relationships	145,272	9.9	146,893	9.7
Above market leases	37,804	5.9	37,613	6.2
	656,852		665,679
Accumulated amortization	(418,996)		(387,827)
Total	$237,856	9.4	$277,852	9.4

Liabilities:
Below market leases	$61,660	14.5	$65,966	13.9
Accumulated amortization	(28,074)		(27,187)
Total	$33,586	14.5	$38,779	13.9

The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization recorded against rental income related to above and (below) market leases	$(712)	$(1,658)	$(3,431)	$(2,678)
Amortization expense related to in place leases and tenant relationships	13,230	16,149	42,603	44,906

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020	December 31, 2019
Tenant receivables, net	$8,532	$11,801
Other receivables, net	11,658	13,786
Deferred financing costs, net	3,017	4,325
Deferred leasing costs, net	42,561	36,586
Straight-line rent receivables, net	123,981	107,800
Prepaid expenses, deposits, equipment and other, net	45,128	48,505
Derivative financial instruments - interest rate swaps	—	3,011
Finance ROU asset, net	4,105	3,409
Insurance receivables (1)	659	3,817
Held for sale assets	—	3,984
Total	$239,641	$237,024
(1) Amount primarily related to an involuntary conversion at one of our properties in 2019 for the total amount of $3.7 million. In May 2020, this amount was adjusted to $2.1 million to reflect the revision in damages incurred and corresponding final agreement between HTA and our insurance carrier. Pursuant to applicable accounting guidance, we deemed the receipt of funds from the Company's insurance carrier probable and expect the funds to fully cover, less our immaterial

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
deductible, the damages we experienced. As of September 30, 2020, we had received all insurance proceeds to close out this claim.
The following is a summary of the amortization of deferred leasing costs and financing costs for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense related to deferred leasing costs	$2,389	$1,949	$6,398	$5,978
Interest expense related to deferred financing costs	431	431	1,293	1,293

7. Leases
For the three and nine months ended September 30, 2020 and 2019, one new ground lease has commenced. Based on our analysis, we concluded that its classification was a finance lease.
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of September 30, 2020 (in thousands):

Year	Operating Leases	Finance Leases
2020	$2,677	$31
2021	10,771	164
2022	10,966	164
2023	11,106	165
2024	10,452	165
2025	9,942	168
Thereafter	625,091	10,102
Total undiscounted lease payments	$681,005	$10,959
Less: Interest	(482,560)	(6,852)
Present value of lease liabilities	$198,445	$4,107
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended September 30, 2020 and 2019, we recognized $186.3 million and $173.1 million, respectively, of rental and other lease-related income related to our operating leases, of which $42.7 million and $39.1 million, respectively, were variable lease payments. For the nine months ended September 30, 2020 and 2019, we recognized $546.8 million and $511.5 million, respectively, of rental and other lease-related income related to our operating leases, of which $127.3 million and $115.2 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of September 30, 2020 (in thousands):

Year	Amount
2020	$132,156
2021	540,191
2022	486,895
2023	434,519
2024	383,147
2025	333,548
Thereafter	1,330,323
Total	$3,640,779

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020	December 31, 2019
Unsecured revolving credit facility	$—	$100,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,050,000
Fixed rate mortgages	—	114,060
	$3,050,000	$2,764,060
Deferred financing costs, net	(19,638)	(16,255)
Premium, net	(3,828)	1,970
Total	$3,026,534	$2,749,775
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2020, HTALP had no outstanding balance under this unsecured revolving credit facility. The current margin associated with any future borrowings is 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2020 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.52% per annum, based on our current credit rating. As of September 30, 2020, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan with a maturity date of January 15, 2024. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2020 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of September 30, 2020, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2023
In September 2020, in connection with, HTALP’s issuance of $800.0 million of unsecured senior notes, all of the $300.0 million outstanding 2023 unsecured senior notes originally due to mature on April 15, 2023, including any accrued and unpaid interest and a make-whole provision, were redeemed in full, with net proceeds from the offering. The make-whole fee of $24.7 million is recorded in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of September 30, 2020, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of September 30, 2020, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of September 30, 2020, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 2.00% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. As of September 30, 2020, HTALP had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Fixed Rate Mortgages
During the nine months ended September 30, 2020, we repaid $114.1 million of our fixed rate mortgages and as of September 30, 2020, we had no fixed rate mortgages outstanding.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2020 (in thousands):

Year	Amount
2020	$—
2021	—
2022	—
2023	300,000
2024	200,000
Thereafter	2,550,000
Total	$3,050,000
Deferred Financing Costs
As of September 30, 2020, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2020	$744
2021	2,976
2022	2,976
2023	2,480
2024	2,086
Thereafter	8,376
Total	$19,638

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of September 30, 2020, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of September 30, 2020 we were not aware of non-compliance with any financial or non-financial covenants in light of the ongoing COVID-19 pandemic.
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
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $6.1 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of September 30, 2020, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	September 30, 2020
Number of instruments	7
Notional amount	$500,000

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Receivables and other assets	$—	$3,011	Derivative financial instruments	$16,697	$29
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Effect of Derivative Instruments	Location in Statement of Operations and Comprehensive Income (Loss)	2020	2019	2020	2019
Gain (loss) recognized in OCI	Change in unrealized losses on cash flow hedges	$521	$2,559	$(25,932)	$2,508
Gain (loss) reclassified from accumulated OCI into income	Interest expense	(1,533)	269	(2,260)	989

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
As of September 30, 2020, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $17.0 million. As of September 30, 2020, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
During the nine months ended September 30, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021. As of September 30, 2020, $570.6 million remained available for issuance by us under our current ATM. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In September 2020, our Board of Directors approved the reactivation of a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of September 30, 2020, the remaining amount of common stock available for repurchase under our stock repurchase plan was $300.0 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three and nine months ended September 30, 2020 and 2019.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of September 30, 2020, there were 804,786 awards available for grant under the Plan.
Restricted Common Stock
For the three and nine months ended September 30, 2020, we recognized compensation expense of $1.8 million and $7.1 million, respectively. For the three and nine months ended September 30, 2019, we recognized compensation expense of $2.3 million and $7.8 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2020, we had $6.2 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.7 years.
The following is a summary of our restricted common stock activity as of September 30, 2020 and 2019, respectively:

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2020		September 30, 2019
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	600,987	$28.04	624,349	$29.35
Granted	273,503	29.83	333,820	26.06
Vested	(420,863)	28.95	(338,540)	28.53
Forfeited	(11,398)	28.88	(13,951)	28.22
Ending balance	442,229	$28.26	605,678	$28.05

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$—	$—	$3,011	$3,011
Level 2 - Liabilities:
Derivative financial instruments	$16,697	$16,697	$29	$29
Debt	3,026,534	3,219,825	2,749,775	2,826,983
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
13. Per Share Data of HTA
During the nine months ended September 30, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, with an average share price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021.
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
In addition, we considered the potential dilution resulting from the forward equity agreements mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreements during the period of time prior to settlement. The impact to our weighted-average shares - diluted was anti-dilutive in nature and, thus, approximately 1.1 million and 0.8 million shares, respectively, were excluded from the calculation for the three and nine months ended September 30, 2020.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreements are not considered a participating security and, therefore, are not included in the computation of earnings per share using the two-class method. For the three and nine months ended September 30, 2020 and 2019, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722
Net loss (income) attributable to noncontrolling interests	105	114	(438)	(486)
Net (loss) income attributable to common stockholders	$(6,827)	$(8,463)	$24,563	$21,236
Denominator:
Weighted average shares outstanding - basic	218,549	205,277	217,911	205,156
Dilutive shares - OP Units convertible into common stock	—	—	3,610	3,870
Adjusted weighted average shares outstanding - diluted	218,549	205,277	221,521	209,026
Earnings per common share - basic
Net (loss) income attributable to common stockholders	$(0.03)	$(0.04)	$0.11	$0.10
Earnings per common share - diluted
Net (loss) income attributable to common stockholders	$(0.03)	$(0.04)	$0.11	$0.10

14. Per Unit Data of HTALP
During the nine months ended September 30, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in 2019 and March 2020.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722
Net income attributable to noncontrolling interests	—	—	—	(66)
Net (loss) income attributable to common unitholders	$(6,932)	$(8,577)	$25,001	$21,656
Denominator:
Weighted average OP Units outstanding - basic	222,101	209,164	221,521	209,056
Dilutive units - OP Units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	222,101	209,164	221,521	209,056
Earnings per common unit - basic:
Net (loss) income attributable to common unitholders	$(0.03)	$(0.04)	$0.11	$0.10
Earnings per common unit - diluted:
Net (loss) income attributable to common unitholders	$(0.03)	$(0.04)	$0.11	$0.10

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$81,889	$84,155
Income taxes paid	1,327	1,846
Cash paid for operating leases	8,922	9,277

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$13,139	$3,922
Dividend distributions declared, but not paid	71,072	66,397
Issuance of OP Units in HTALP	—	2,603
Issuance of OP Units in HTALP in connection with an acquisition	—	2,000
Redemption of noncontrolling interest	8,685	7,263
Redemption of redeemable noncontrolling interest	—	3,441
ROU assets obtained in exchange for lease obligations	696	200,879

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
Since 2006, we have invested $7.4 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 25.1 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of our total GLA as of September 30, 2020. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of September 30, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Company Highlights
Portfolio Operating Performance
•For the three months ended September 30, 2020, our total revenue was $187.3 million, compared to $175.0 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our total revenue was $551.9 million, compared to $515.7 million for the nine months ended September 30, 2019.
•For the three months ended September 30, 2020, our net income was $(6.9) million, compared to $(8.6) million, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our net income was $25.0 million, compared to $21.7 million for the nine months ended September 30, 2019.
•For the three months ended September 30, 2020, our net income attributable to common stockholders was $(0.03) per diluted share, or $(6.8) million, compared to $(0.04) per diluted share, or $(8.5) million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our net income attributable to common stockholders was $0.11 per diluted share, or $24.6 million, compared to $0.10 per diluted share, or $21.2 million for the nine months ended September 30, 2019.
•For the three months ended September 30, 2020, HTA’s FFO, as defined by NAREIT, was $68.5 million, or $0.31 per diluted share, compared to $0.31 per diluted share, or $65.0 million, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, HTA’s FFO was $249.4 million, or $1.13 per diluted share, compared to $1.11 per diluted share, or $232.5 million, for the nine months ended September 30, 2019.
•For the three months ended September 30, 2020, HTALP’s FFO was $68.4 million, or $0.31 per diluted OP Unit, compared to $0.31 per diluted OP unit, or $64.9 million, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, HTALP’s FFO was $249.8 million, or $1.13 per diluted OP Unit, compared to $1.11 per diluted OP Unit, or $232.9 million, for the nine months ended September 30, 2019.
•For the three months ended September 30, 2020, HTA’s and HTALP’s Normalized FFO was $0.43 per diluted share and OP Unit, or $96.2 million, compared to $0.42 per diluted share and OP Unit, or $87.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, HTA’s and HTALP’s Normalized FFO was $1.28 per diluted share and OP Unit, or $282.9 million, compared to $1.22 per diluted share and OP Unit, or $255.4 million for the nine months ended September 30, 2019.

•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the three months ended September 30, 2020, our NOI was $130.1 million, compared to $121.2 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our NOI was $381.6 million, compared to $357.5 million for the nine months ended September 30, 2019.
•For the three months ended September 30, 2020, our Same-Property Cash NOI increased 0.5%, or $0.5 million, to $116.2 million, compared to $115.6 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our Same-Property Cash NOI increased 1.3%, or $4.4 million, to $345.3 million, compared to $340.9 million for the nine months ended September 30, 2019.
•For additional information on our NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.
Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last decade. This has enabled us to create a high quality portfolio focused on MOBs serving the future of healthcare with scale and significance in 20 to 25 key markets.
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.7 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of September 30, 2020, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of September 30, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 17 of our top 20 markets.
•During the nine months ended September 30, 2020, we closed on $52.6 million worth of investments primarily located in our existing key markets totaling approximately 214,000 square feet of GLA.
Internal Growth through Proactive In-House Property Management and Leasing
We believe we have the largest full-service operating platform in the medical office sector that consists of our in-house asset management and leasing platform which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities for us. Our full-service operating platform has also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.
•As of September 30, 2020, our in-house asset management and leasing platform operated approximately 24.3 million square feet of GLA, or 97% of our total portfolio.
•As of September 30, 2020, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 90.1% by GLA and our occupancy rate was 89.5% by GLA.
•We entered into new and renewal leases on approximately 1.1 million and 3.3 million square feet of GLA, or approximately 4.4% and 13.1%, respectively, of the GLA of our total portfolio, during the three and nine months ended September 30, 2020.
•During the three and nine months ended September 30, 2020, tenant retention for the Same-Property portfolio was 89% and 88%, respectively, which included approximately 1.0 million and 3.3 million square feet of GLA of expiring leases, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility
•As of September 30, 2020, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 32.6%. Total liquidity was approximately $1.5 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $227.1 million as of September 30, 2020.
•As of September 30, 2020, the weighted average remaining term of our debt portfolio was 7.4 years.
•During the nine months ended September 30, 2020, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in 2019, which included the sale of approximately 1.7 million shares of our common stock for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
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
Factors Which May Influence Results of Operations
The current novel coronavirus, or COVID-19 pandemic, and measures taken to slow the spread and lessen its impacts, are having a significant impact on economies and markets worldwide. All our buildings remain in operation, however, some tenants, typically those engaged in the more elective healthcare services, have temporarily suspended operations as a result of precautionary measures or national/local government imposed “stay-at-home” or “shelter-in-place” orders. We have taken steps to enhance our liquidity, in the form of draws against our line of credit, should cash flows become volatile throughout the remainder of the year.
As healthcare providers have seen their near-term profitability and liquidity levels decline, we have addressed requests from many of our tenants about their ability to defer payment of a portion of their rents for a limited duration. While many of these requests have been in-bound from tenants, in the interest of strengthening our tenant relations, we have also proactively worked with key health system tenants to seek to help them work through their challenges during this period of time. Each request is evaluated on a case by case basis. In total, we have approved deferral plans that total approximately $11.0 million, of which approximately $3.7 million have been repaid through October 28, 2020. There are no substantial outstanding requests for assistance from tenants. Payments of rent deferrals are generally expected to be repaid within the next 6 to 12 months. As of October 31, 2020, we have not granted unilateral rent forgiveness in connection with our deferral program, however, we may do so in the future if conditions and the specific economics warrant the use of such measures.
For the three months ended September 30, 2020, we collected or deferred approximately 99% of our total monthly rents that are contractually due and owed, with cash collection totaling approximately 97% of monthly rents. Our October collections continue to be consistent with Q3.
In addition, we have entered into certain lease modifications in the form of early renewals where we provide concessions in the form of free rent, averaging three (3) months at the inception of the lease, in exchange for additional term, on average of approximately three (3) years. The total amount of free rent granted during the nine months ended September 30, 2020 as concessions to early renewals, was approximately $3.6 million, with $2.4 million taken in the three months ended September 30, 2020. Although we did not experience a significant deceleration of cash collections for the three and nine months ended September 30, 2020, because of the evolving situation surrounding the COVID-19 pandemic, our results of operations in Q4 2020 and beyond may be materially impacted as the complete effects of the pandemic, including the decrease in commerce and the slowdown and uncertainty in the broader economy, and the corresponding impacts to our buildings and tenants, come to light. In addition to those noted above, other impacts may take the form of an overall continued decrease in our results of operations, stemming from various factors, including, but not limited to: (a) the inability for us to collect a portion of our rents timely or at all, (b) potential slowdown of new lease leads and signings, (c) decreases in occupancy either from non-renewals or from tenant defaults, (d) potential increases in expenses for vendors, critical supplies or materials, or costs of maintenance activities, (e) delays in construction projects to ready spaces for tenants, (f) delays in development projects and the potential for increased material costs, (g) increased labor costs should we be required to increase salaries for hazardous working conditions,

(h) potential impairments should we see a more than temporary reduction in cash flows, (i) potential delays in accretive acquisitions, and (j) increased costs due to borrowings as we look to maintain balance sheet flexibility. Refer to "Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2020 and 2019" for additional details on certain current period impacts from the COVID-19 pandemic.
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
Investment Activity
During the nine months ended September 30, 2020, we had investments with an aggregate gross purchase price of $52.9 million. During the nine months ended September 30, 2019, we had investments with an aggregate gross purchase price of $229.9 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
As of September 30, 2020 and 2019, we owned and operated approximately 25.1 million and 23.7 million square feet of GLA, respectively, with a leased rate of 90.1% and 90.6%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 89.5% and 89.7%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended September 30, 2020 and 2019, respectively, is set forth below (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Revenues:
Rental income	$187,258	$174,844	$12,414	7.1%
Interest and other operating income	68	160	(92)	(57.5)
Total revenues	187,326	175,004	12,322	7.0
Expenses:
Rental	57,248	53,807	3,441	6.4
General and administrative	10,670	9,788	882	9.0
Transaction	125	522	(397)	(76.1)
Depreciation and amortization	75,892	73,820	2,072	2.8
Interest expense	23,136	24,625	(1,489)	(6.0)
Total expenses	167,071	162,562	4,509	2.8
Loss on extinguishment of debt, net	(27,726)	(21,646)	(6,080)	(28.1)
Income from unconsolidated joint venture	422	422	—	—
Other income	117	205	(88)	(42.9)
Net (loss) income	$(6,932)	$(8,577)	$1,645	(19.2)%

NOI	$130,078	$121,197	$8,881	7.3%
Same-Property Cash NOI	$116,180	$115,636	$544	0.5%

Comparison of the nine months ended September 30, 2020 and 2019, respectively, is set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Revenues:
Rental income	$551,459	$515,328	$36,131	7.0%
Interest and other operating income	488	399	89	22.3
Total revenues	551,947	515,727	36,220	7.0
Expenses:
Rental	170,310	158,213	12,097	7.6
General and administrative	32,348	31,157	1,191	3.8
Transaction	297	858	(561)	(65.4)
Depreciation and amortization	228,484	211,730	16,754	7.9
Interest expense	71,285	72,601	(1,316)	(1.8)
Total expenses	502,724	474,559	28,165	5.9
Gain (loss) on sale of real estate, net	1,991	(37)	2,028	NM
Loss on extinguishment of debt, net	(27,726)	(21,646)	(6,080)	(28.1)
Income from unconsolidated joint venture	1,223	1,456	(233)	(16.0)
Other income	290	781	(491)	(62.9)
Net income	$25,001	$21,722	$3,279	15.1%

NOI	$381,637	$357,514	$24,123	6.7%
Same-Property Cash NOI	$345,272	$340,858	$4,414	1.3%
*NM- not meaningful.

Rental Income
For the three and nine months ended September 30, 2020 and 2019, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Contractual rental income	$176,708	$166,338	$10,370	6.2%
Straight-line rent and amortization of above and (below) market leases	7,298	5,149	2,149	41.7
Other rental revenue	3,252	3,357	(105)	(3.1)
Total rental income	$187,258	$174,844	$12,414	7.1%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Contractual rental income	$521,175	$491,132	$30,043	6.1%
Straight-line rent and amortization of above and (below) market leases	19,410	14,034	5,376	38.3
Other rental revenue	10,874	10,162	712	7.0
Total rental income	$551,459	$515,328	$36,131	7.0%

Contractual rental income, which includes expense reimbursements, increased $10.4 million and $30.0 million for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively. The increases were primarily due to additional contractual rental income of $9.9 million and $33.1 million from our 2019 and 2020 acquisitions, and contractual rent increases for the three and nine months ended September 30, 2020, respectively.
In addition, for the nine months ended September 30, 2020, we recorded a non-recurring charge of $4.7 million of bad debt as a reduction in revenue related to three (3) former tenants currently in litigation and for which we evaluated collectability on an individual basis to determine whether collections continued to be deemed probable. While we fully intend to continue to pursue such collection efforts on amounts owed to us, we recorded this charge due to the recent prevailing economic conditions and resulting uncertainty of the timing and collections of such amounts previously supported by litigation affirmed in our favor and/or the defendant's former credit, which we now believe have recently eroded. Due to the non-routine nature and anticipated non-recurrence of this charge, we have normalized this amount from both Cash NOI and Normalized FFO results as presented in the section entitled "Non-GAAP Financial Measures" below and elsewhere in this document. This can be contrasted with periodic, recurring bad debt that is recorded for tenants either still in occupancy or those having vacated as a result of a tenant default, for which we also ordinarily record a reduction to revenues to account for uncollectible accounts receivable which are not subject to a normalizing adjustment in our Non-GAAP Financial Measures. We believe this latter amount carries similar characteristics of those charges in our results of operations that have a propensity of recurrence as an ongoing reduction of revenue either in the form of uncollectible accounts or as reduced occupancy due to tenant defaults and corresponding vacancy.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New and renewal leases:
Average starting base rents	$26.45	$24.59	$27.04	$22.23
Average expiring base rents	24.70	23.94	25.84	21.51

Square feet of GLA	1,101	696	3,287	2,596
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2020 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type, term and geography.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and nine months ended September 30, 2020 and 2019, respectively (in per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New leases:
Tenant improvements	$21.02	$22.91	$38.16	$29.95
Leasing commissions	2.05	1.78	2.86	2.01
Tenant concessions	2.59	2.62	3.70	3.79
Renewal leases:
Tenant improvements	$4.43	$7.29	$5.58	$11.14
Leasing commissions	2.07	1.72	2.87	2.01
Tenant concessions	0.94	0.39	1.99	3.79
The average term for new and renewal leases executed consisted of the following for the three and nine months ended September 30, 2020 and 2019, respectively (in years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New leases	4.4	6.3	7.9	7.1
Renewal leases	7.7	5.9	5.4	7.4
Rental Expenses
For the three months ended September 30, 2020 and 2019, rental expenses attributable to our properties were $57.2 million and $53.8 million, respectively. For the nine months ended September 30, 2020 and 2019, rental expenses attributable to our properties were $170.3 million and $158.2 million, respectively. These increases in rental expenses were primarily due to $3.5 million and $12.3 million of additional rental expenses associated with our 2019 and 2020 acquisitions for the three and nine months ended September 30, 2020, respectively. Furthermore, we recorded an incremental $0.3 million related to hazard pay and increased personal protective equipment costs directly related to COVID-19 for the nine months ended September 30, 2020. Due to the incremental nature related to COVID-19, this amount was normalized out of both NOI and Normalized FFO results as presented below. There was not a substantive amount of incremental costs directly related to COVID-19 for the three months ended September 30, 2020.
General and Administrative Expenses
For the three months ended September 30, 2020 and 2019, general and administrative expenses were $10.7 million and $9.8 million, respectively. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $32.3 million and $31.2 million, respectively. These increases were primarily due to an increase in the overall head count due to the continued growth of the Company and stock based compensation expense.
Depreciation and Amortization Expense
For the three months ended September 30, 2020 and 2019, depreciation and amortization expense was $75.9 million and $73.8 million, respectively. For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was $228.5 million and $211.7 million, respectively. This increase was associated with our 2019 and 2020 acquisitions, partially offset by buildings we disposed of during 2019.
Interest Expense
For the three months ended September 30, 2020 and 2019, interest expense was $23.1 million and $24.6 million, respectively. For the nine months ended September 30, 2020 and 2019, interest expense was $71.3 million and $72.6 million, respectively. The decrease in interest expense is primarily due to lower average interest rates on our variable rate debt as compared to the same period in 2019.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain (Loss) on Sale of Real Estate, net
For the nine months ended September 30, 2020, we realized a net gain of approximately $2.0 million on the sale of part of our interest in undeveloped land in Miami, Florida. For the nine months ended September 30, 2019, we realized a net loss of $37 thousand on the disposition of three MOB's in Hilton Head, South Carolina.

Net Income
For the three months ended September 30, 2020 and 2019, net income was $(6.9) million and $(8.6) million, respectively. For the nine months ended September 30, 2020 and 2019, net income was $25.0 million and $21.7 million, respectively. The increase is primarily the result of continued growth in our operations due to accretive acquisitions and improved operating efficiencies.
NOI and Same-Property Cash NOI
For the three months ended September 30, 2020 and 2019, NOI was $130.1 million and $121.2 million, respectively. For the nine months ended September 30, 2020 and 2019, NOI was $381.6 million and $357.5 million, respectively. The increase in NOI was primarily due to additional NOI from our 2019 and 2020 acquisitions of $7.1 million and $23.6 million for the three and nine months ended September 30, 2020, respectively, partially offset by $0.1 million and $0.4 million of reduced NOI as a result of the buildings we sold during 2019 for the three and nine months ended September 30, 2020, respectively, and a reduction in straight-line rent from properties we owned for more than a year.
Same-Property Cash NOI increased 0.5% to $116.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Same-Property Cash NOI increased 1.3% to $345.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily the result of rent escalations, improved operating efficiencies, offset by a slight decrease in average occupancy, and the $2.4 million and $3.6 million of incremental free rent provided related to early renewals of leases for the three months and nine months ended September 30, 2020, respectively.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(6,827)	$(8,463)	$24,563	$21,236
Depreciation and amortization expense related to investments in real estate	74,848	73,042	225,354	209,814
(Gain) loss on sale of real estate, net	—	—	(1,991)	37
Proportionate share of joint venture depreciation and amortization	468	468	1,443	1,390
FFO attributable to common stockholders	$68,489	$65,047	$249,369	$232,477
Transaction expenses	125	522	297	858
Loss on extinguishment of debt, net	27,726	21,646	27,726	21,646
Noncontrolling (loss) income from OP Units included in diluted shares	(105)	(114)	438	420
Other normalizing adjustments (1)	—	—	5,031	—
Normalized FFO attributable to common stockholders	$96,235	$87,101	$282,861	$255,401

Net (loss) income attributable to common stockholders per diluted share	$(0.03)	$(0.04)	$0.11	$0.10
FFO adjustments per diluted share, net	0.34	0.35	1.02	1.01
FFO attributable to common stockholders per diluted share	$0.31	$0.31	$1.13	$1.11
Normalized FFO adjustments per diluted share, net	0.12	0.11	0.15	0.11
Normalized FFO attributable to common stockholders per diluted share	$0.43	$0.42	$1.28	$1.22

Weighted average diluted common shares outstanding	222,101	209,072	221,521	209,026
(1) Other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the nine months ended September 30, 2020. There were no other normalizing adjustments for the three months ended September 30, 2020.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common unitholders	$(6,932)	$(8,577)	$25,001	$21,656
Depreciation and amortization expense related to investments in real estate	74,848	73,042	225,354	209,814
(Gain) loss on sale of real estate, net	—	—	(1,991)	37
Proportionate share of joint venture depreciation and amortization	468	468	1,443	1,390
FFO attributable to common unitholders	$68,384	$64,933	$249,807	$232,897
Transaction expenses	125	522	297	858
Loss on extinguishment of debt, net	27,726	21,646	27,726	21,646
Other normalizing adjustments (1)	—	—	5,031	—
Normalized FFO attributable to common unitholders	$96,235	$87,101	$282,861	$255,401

Net (loss) income attributable to common unitholders per diluted share	$(0.03)	$(0.04)	$0.11	$0.10
FFO adjustments per diluted OP Unit, net	0.34	0.35	1.02	1.01
FFO attributable to common unitholders per diluted OP Unit	$0.31	$0.31	$1.13	$1.11
Normalized FFO adjustments per diluted OP Unit, net	0.12	0.11	0.15	0.11
Normalized FFO attributable to common unitholders per diluted OP Unit	$0.43	$0.42	$1.28	$1.22

Weighted average diluted common OP Units outstanding	222,101	209,164	221,521	209,056
(1) Other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the nine months ended September 30, 2020. There were no other normalizing adjustments for the three months ended September 30, 2020.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(6,932)	$(8,577)	$25,001	$21,722
General and administrative expenses	10,670	9,788	32,348	31,157
Transaction expenses	125	522	297	858
Depreciation and amortization expense	75,892	73,820	228,484	211,730
Interest expense	23,136	24,625	71,285	72,601
(Gain) loss on sale of real estate, net	—	—	(1,991)	37
Loss on extinguishment of debt, net	27,726	21,646	27,726	21,646
Income from unconsolidated joint venture	(422)	(422)	(1,223)	(1,456)
Other income	(117)	(205)	(290)	(781)
NOI	$130,078	$121,197	$381,637	$357,514
Straight-line rent adjustments, net	(5,711)	(2,539)	(12,673)	(8,261)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments (1)	(113)	(1,390)	(2,203)	(1,872)
Notes receivable interest income	(11)	(23)	(152)	(75)
Other normalizing adjustments (2)	—	—	5,031	—
Cash NOI	$124,243	$117,245	$371,640	$347,306
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(7,938)	(928)	(26,200)	(3,483)
Redevelopment Cash NOI	57	(536)	387	(2,468)
Intended for sale Cash NOI	(182)	(145)	(555)	(497)
Same-Property Cash NOI (3)	$116,180	$115,636	$345,272	$340,858

(1) The presentation includes certain adjustments to allow for the consistent treatment of items impacted by Topic 842-Leases.
(2) Other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the nine months ended September 30, 2020. There were no other normalizing adjustments for the three months ended September 30, 2020.
(3) Same-Property includes 417 and 412 buildings for the three and nine months ended September 30, 2020 and 2019, respectively.
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
As of September 30, 2020, we had total liquidity of $1.5 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $227.1 million.
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

As of September 30, 2020, we had unencumbered assets with a gross book value of $7.7 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Capital expenditures for the remainder of the year will be primarily targeted towards planned maintenance activities and other capital improvements that are either of an immediate need to preserve liquidity, or strategically necessary for revenue generation purposes. Currently these expenditures are estimated at approximately $10 million to $20 million per quarter, but may fluctuate materially depending on the ongoing impacts from COVID-19. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.5 billion allows us the flexibility to fund such capital expenditures as may be necessary or advisable.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Cash, cash equivalents and restricted cash - beginning of period	$37,616	$133,530	$(95,914)
Net cash provided by operating activities	269,668	238,382	31,286
Net cash used in investing activities	(159,919)	(295,210)	135,291
Net cash provided by (used in) financing activities	83,881	(58,886)	142,767
Cash, cash equivalents and restricted cash - end of period	$231,246	$17,816	$213,430
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
For the nine months ended September 30, 2020, net cash used in investing activities primarily related to capital expenditures of $59.0 million, investments in real estate of $52.6 million, development of real estate of $49.5 million, funding of a real estate loan of $6.0 million, partially offset by proceeds from the sale of real estate of $6.4 million. For the nine months ended September 30, 2019, net cash used in investing activities primarily related to investments in real estate of $223.2 million and capital expenditures of $59.5 million.
For the nine months ended September 30, 2020, net cash provided by financing activities primarily related to proceeds from unsecured senior notes of $793.6 million and proceeds from issuance of common stock of $50.0 million, partially offset by payments on unsecured senior notes of $300.0 million, dividends paid to holders of our common stock of $205.9 million, payments on our secured mortgage loans of $114.1 million, and net payments on our unsecured revolving credit facility of $100.0 million. For the nine months ended September 30, 2019, net cash used in financing activities primarily related to payments on our unsecured senior notes of $700.0 million, dividends paid to holders of our common stock of $190.9 million, payments on our secured mortgage loans of $96.8 million, and the repurchase and cancellation of common stock of $12.2 million, which was partially offset by proceeds from the issuance of unsecured senior notes of $906.9 million, proceeds from issuance of common stock of $51.8 million and net borrowings on our unsecured revolving credit facility of $15.0 million.

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
For the nine months ended September 30, 2020, we paid cash dividends of $205.9 million on our common stock. In October 2020 for the quarter ended September 30, 2020, we paid cash dividends on our common stock of $69.9 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of September 30, 2020, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 32.6%.
As of September 30, 2020, we had debt outstanding of $3.0 billion and the weighted average interest rate therein was 2.89% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2020, the full $1.0 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of September 30, 2020, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of September 30, 2020, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030 and $800.0 million of senior notes maturing in 2031.
Fixed Rate Mortgages
During the nine months ended September 30, 2020, we made payments on our fixed rate mortgages of $114.1 million and as of September 30, 2020, we had no fixed rate mortgages outstanding.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2019 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2020, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2020, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of September 30, 2020, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of September 30, 2020.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
November 4, 2020

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
As of September 30, 2020, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of September 30, 2020.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
November 4, 2020

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	9,087	$26.36	—	—
August 1, 2020 to August 31, 2020	2,039	27.54	—	—
September 1, 2020 to September 30, 2020	—	—	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1
Underwriting Agreement, dated September 14, 2020, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., and Jefferies LLC, J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (included as Exhibit 1.1 to our Current Report on Form 8-K filed on September 15, 2020 and incorporated herein by reference).

3.1
Fourth Amended and Restated Bylaws of Healthcare Trust of America, Inc., dated April 27, 2020 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference.

4.1
2031 Notes Indenture, dated as of September 28, 2020, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 2.000% Senior Notes due 2031 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
5.2	Opinion of McDermott Will & Emery LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
8.1	Opinion of McDermott Will & Emery LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
10.1*	Agreement Respecting Indemnification Matters, dated November 3, 2020.
23.1	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
23.2	Consents of McDermott Will & Emery LLP (included as Exhibit 5.2 and 8.1 to our current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	November 4, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	November 4, 2020

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	November 4, 2020

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	November 4, 2020