Form 10-K
period 2020-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2021-02-24
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Healthcare Trust of America, Inc.	☒	Yes	☐	No	Healthcare Trust of America Holdings, LP	☒	Yes	☐	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Healthcare Trust of America, Inc.	☐	Yes	☒	No	Healthcare Trust of America Holdings, LP	☐	Yes	☒	No
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2020, the last business day of the most recently completed second fiscal quarter, was approximately $5,769,387,334, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 18, 2021, there were 218,745,900 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This annual report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2020, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2020, HTA owned a 98.4% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Annual Report applies to both HTA and HTALP; and
•creates time and cost efficiencies through the preparation of a single combined Annual Report instead of two separate Annual Reports.
In order to highlight the material differences between HTA and HTALP, this Annual Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:
•the Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Item 5 of this Annual Report;
•the Selected Financial Data in Item 6 of this Annual Report;
•as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), the Funds From Operations (“FFO”) and Normalized FFO in Item 7 of this Annual Report;
•the Controls and Procedures in Item 9A of this Annual Report;
•the consolidated financial statements in Item 15 of this Annual Report;
•certain accompanying notes to the consolidated financial statements in Item 15 of this Annual Report, including Note 8 - Debt, Note 12 - Stockholders’ Equity and Partners’ Capital, Note 14 - Per Share Data of HTA, and Note 15 - Per Unit Data of HTALP, Note 17 - Tax Treatment of Dividends of HTA, Note 18 - Selected Quarterly Financial Data of HTA and Note 19 - Selected Quarterly Financial Data of HTALP; and
•the Certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Annual Report.
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
HTA is a publicly-traded REIT and is the largest dedicated owner and operator of medical office buildings (“MOBs”) in the United States (“U.S.”). We focus on owning and operating MOBs that serve the future of healthcare delivery and are located on health system campuses, near university medical centers, or in community core outpatient locations. We also focus on key markets that have attractive demographics and macro-economic trends and where we can utilize our institutional full-service operating platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to enhance the value of our real estate assets through our dedicated asset management and leasing platform, which generates consistent revenue streams and manageable expenses. As a result of our core business strategy, we seek to generate stockholder value through consistent and growing dividends, which are attainable through sustainable cash flows.
We invest in MOBs that we believe are critical to the delivery of healthcare in a changing environment. Healthcare is one of the fastest growing segments of the U.S. economy, with an expected average growth rate of approximately 6% annually through 2028. Overall U.S. spending is expected to increase by approximately 20% of gross domestic product (“GDP”) by 2028 according to the U.S. Centers for Medicare & Medicaid Services. In addition, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue over the next decade. These high levels of demand are primarily driven by an aging U.S. population and the long-term impact of an increasing number of insured individuals nationwide. This increase in demand, combined with advances in less invasive medical procedures, is driving many healthcare services to lower costs and to more convenient outpatient settings that are less reliant on hospital campuses. As a result, HTA believes that well-located MOBs should provide stable cash flows with relatively low vacancy risk, resulting in consistent long-term growth.
Since inception, the Company has invested $7.5 billion primarily in MOBs, development projects, land and other healthcare real estate assets that are primarily located in 20 to 25 high quality markets that possess above average economic and socioeconomic drivers. Our portfolio consists of approximately 25.4 million square feet of gross leasable area (“GLA”) throughout the U.S. As of December 31, 2020, approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years. As of December 31, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 94% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254, and our telephone number is (480) 998-3478. We maintain a website at www.htareit.com where additional information about us can be accessed. The contents of our website are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available free of charge at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. These reports are also available in hard copy to any stockholder upon request by contacting our investor relations staff at the number above or via email at info@htareit.com.
HIGHLIGHTS
Earnings
•For the year ended December 31, 2020, total revenue increased 6.8%, or $46.9 million, to $739.0 million, compared to $692.0 million for the year ended December 31, 2019.
•For the year ended December 31, 2020, net income increased 73.8%, or $22.7 million, to $53.5 million, compared to $30.8 million for the year ended December 31, 2019.
•For the year ended December 31, 2020, net income attributable to common stockholders was $0.24 per diluted share, or $52.6 million, compared to $0.14 per diluted share, or $30.2 million, for the year ended December 31, 2019.
•For the year ended December 31, 2020, HTA’s FFO, as defined by NAREIT, was $344.7 million, or $1.56 per diluted share, compared to $1.53 per diluted share, or $319.7 million, for the year ended December 31, 2019.
•For the year ended December 31, 2020, HTALP’s FFO, as defined by NAREIT, was $345.6 million, or $1.56 per diluted OP Unit, compared to $1.53 per diluted OP Unit, or $320.3 million, for the year ended December 31, 2019.

•For the year ended December 31, 2020, HTA’s and HTALP’s Normalized FFO was a record $1.71 per diluted share and OP Unit, or $379.3 million, compared to $1.64 per diluted share and OP Unit, or $344.3 million, for the year ended December 31, 2019, an increase of 4.3%.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this financial measure which is not a financial measure based on generally accepted accounting principles (“GAAP”).
•For the year ended December 31, 2020, Net Operating Income (“NOI”) increased 6.6%, or $31.5 million, to $512.1 million, compared to $480.6 million for the year ended December 31, 2019.
•For the year ended December 31, 2020, Same-Property Cash NOI increased 1.6%, or $7.2 million, to $457.1 million, compared to $449.9 million for the year ended December 31, 2019.
•For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.
Portfolio Performance
•For the year ended December 31, 2020, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.8% by GLA, and our occupancy rate was 89.1% by GLA. The leased rate for our Same-Property portfolio was 90.5%.
•During the year ended December 31, 2020, we executed 3.9 million square feet of GLA of new and renewal leases, or 15.2%, of the total GLA of our portfolio. Re-leasing spreads increased to 4.7% and tenant retention continued to be strong at 87% for the Same-Property portfolio as of December 31, 2020. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
•For the year ended December 31, 2020, HTA closed on approximately $191.7 million of MOB investments totaling approximately 600,000 square feet of GLA, with expected year-one contractual yields of approximately 6.0%. These properties were approximately 94% leased as of closing, and are located within HTA's key markets.
•During 2020, HTA had the following development and redevelopment projects in place:
◦Completed: During 2020, HTA completed its initial ground-up development in Raleigh, North Carolina. Total construction costs on this development were approximately $44 million and totaled approximately 127,000 square feet of GLA and is currently 77% leased.
◦Developments: During 2020, HTA continued to develop three new on-campus MOBs located in the key markets of Miami, Florida; Bakersfield, California; and Dallas, Texas. In total, HTA has development projects in process of approximately $110 million and totaling approximately 244,000 square feet of GLA. They are expected to be more than 79% pre-leased upon completion.
◦Redevelopments: During 2020, HTA continued to redevelop two MOBs located in Los Angeles, California with estimated costs of approximately $20 million and totaling approximately 105,000 square feet of GLA.
•During the year ended December 31, 2020, HTA completed the disposition of one MOB for an aggregate gross sales price of $16.8 million, representing approximately 69,000 square feet of total GLA, and generating a net gain of approximately $7.6 million. Additionally, during the year ended December 31, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, which resulted in a net gain of approximately $2.0 million.
Capital Asset and Liquidity
•During the year ended December 31, 2020, we remained focused on positioning our balance sheet to be poised for future investments. In September 2020, HTALP issued $800.0 million of unsecured senior notes due 2031 at 2.00% per annum, allowing us to eliminate short-term revolver borrowings and near-term debt maturities until 2023 and beyond.
•As of December 31, 2020, we had total leverage, measured as debt less cash and cash equivalents to total capitalization, of 32.3%. Total liquidity was $1.4 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $115.4 million as of December 31, 2020.
•During 2020, HTA issued approximately 1.7 million shares of common stock under its at-the-market (“ATM”) offering program for net proceeds of approximately $50.0 million, adjusted for costs to borrow. Approximately 9.4 million shares are expected to settle in 2021 for net proceeds of approximately $277.5 million, subject to adjustments as provided for in the applicable forward equity agreements.

•In September 2020, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration of the plan on September 23, 2023. As of December 31, 2020, the remaining amount of common stock available for repurchase under the stock repurchase plan was $300.0 million.
•For the year ended December 31, 2020, we declared dividends of $1.27 per share of common stock. This marks the 7th consecutive year of dividend increases to our stockholders.

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are Valuable for the Future of Healthcare Delivery
The Company is focused on investing in and maintaining a real estate portfolio that consists of well-located MOBs that allow for the efficient delivery of healthcare over the long-term. To date, we have invested $7.5 billion to create one of the largest portfolios (based on GLA) of healthcare real estate that is focused on the MOB sector in the U.S. We intend to allocate capital to properties that exhibit the following key attributes:
•Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties that we believe have long-term value for healthcare providers, including those that benefit from their proximity to and/or affiliation with prominent healthcare systems. These healthcare systems typically possess high credit quality and are capable of investing capital into their campuses. We believe our affiliations with these health systems helps ensure long-term tenant demand. As of December 31, 2020, approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems.
•Located in core community outpatient locations. We seek to invest in properties that we believe will have long-term value for healthcare providers, including those that are located in key outpatient medical hubs. These properties benefit from their proximity to attractive patient populations, maintain a mix of physician practices and specialties, and are convenient for patients and physicians alike. In addition, these properties and medical hubs can be centers for healthcare away from hospital campuses while benefiting from the advancement of healthcare technology, which allow for lower cost settings, more services and procedures to be performed away from hospitals, and the growing requirement for convenient healthcare. We believe these factors support long-term tenant demand. At December 31, 2020, approximately 33% of our portfolio was located in core community outpatient locations.
•Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in markets that we believe possess attractive demographics, economic growth and high barriers to entry which support growing tenant demand. We have developed a strong presence across 20 to 25 key markets since our inception, with approximately 94% of our total GLA located in the top 75 MSAs as of December 31, 2020. In addition, we have developed scale in these key markets, reaching approximately 1 million square feet of GLA in ten of our top 20 key markets, and approximately 0.5 million square feet of GLA in 17 of our top 20 key markets. Our scale in markets has allowed us to create the largest, institutionally owned asset management platform in the sector, which includes leasing, property management, building maintenance, construction, and development capabilities. In each of these markets, we have established a strong full-service operating platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development companies that have led to investment and leasing opportunities for us. Our asset management platform utilizes our scale to provide services to our properties at cost effective rates and with a focus on generating cost efficiencies and superior service for our tenants.
•Occupied with limited near term leasing risks. We seek to invest in and maintain well-occupied properties that we believe are critical to the delivery of healthcare within that specific market. As of December 31, 2020, our portfolio was 89.8% leased. We believe this creates tenant demand that supports higher occupancy and drives strong, long-term tenant retention as hospitals and physicians are generally reluctant to move or relocate, as evidenced by our Same-Property portfolio tenant retention rate of 87% as of the year ended December 31, 2020.
•Diversified and synergistic mix of tenants. Our primary focus is placed on ensuring an appropriate and diversified mix of tenants from different practice types, as well as complimentary practices that provide synergies within both individual buildings and the broader health system campuses. We actively invest in both multi-tenant properties, which generally have shorter-term leases in smaller spaces, and single-tenant properties, which generally have longer-term leases in larger spaces. The multi-tenant buildings typically provide for lower lease rollover risks in any particular year and typically allow rents to reset to current market rates that may be higher than the in-place rental rates. We believe single-tenant buildings provide steady long-term cash flow, but generally provide for more limited long-term growth.
•Credit-worthy tenants. Our primary tenants are healthcare systems, university medical centers and leading physician groups. These groups typically have strong and stable financial performance, which we believe helps ensure stability in our long-term rental income and tenant retention. As of December 31, 2020, 60% of our annual base rent was derived from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy based on our internal underwriting and due diligence, but do not have the size to benefit from a formal credit rating by a nationally recognized rating agency.

Key Market Focused Strategy and Investments
We plan to continue to grow externally through targeted investments and developments that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets we seek:
•Targeted property investments, generally located within our key markets where we have in-place scale where we expect to see continued growth and synergies. These transactions allow us to focus on the quality of individual properties and to seek to ensure that they are accretive to our cost of capital.
•Long-term relationships with key industry participants. We will continue our emphasis on long-term relationship building as we have since inception. These relationships are cultivated by our senior management team with key industry participants, including health systems as well as local and regional developers, each of whom have traditionally provided us with valuable investment opportunities.
•Local knowledge through our internal full-service operating platform. Our local personnel participate in local industry activities that can provide insights and access to potential opportunities.
Internal Growth through Proactive In-House Property Management and Leasing
Our asset management and leasing platform manages directly approximately 24.6 million square feet of GLA, or 97% of our total portfolio. This is a significant increase since our public listing on the New York Stock Exchange (“NYSE”) in 2012 when we managed directly approximately 8.8 million square feet, or 70%, of our GLA. We believe this direct asset management approach allows us to maximize our internal growth by improving occupancy, achieving operating efficiencies and creating long-term tenant relationships at our properties, resulting in optimized rental rates. Specific components of our overall asset management strategy include:
•Maintaining regional offices in markets where we have a significant presence. HTA has 31 local offices primarily located within our key markets across the U.S., including our corporate headquarters in Scottsdale, Arizona.
•Creating local relationships with local healthcare providers, including national and regional healthcare systems, physicians and other providers.
•Maintaining or increasing our average rental rates, actively leasing vacant space and reducing leasing concessions. These leasing results contributed to an average of 1.6% of Same-Property Cash NOI growth each quarter during the year ended December 31, 2020.
•Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital to remain competitive within our markets. During the year ended December 31, 2020, we achieved tenant retention for the Same-Property portfolio of 87%.
•Maintaining a portfolio of high-quality MOBs that we believe are critical to the delivery of healthcare now and in the future, while enhancing our reputation as a dedicated leading MOB owner and operator.
•Utilizing local and regional economies of scale to focus on operating cost efficiencies for our properties and utilizing our building service operations to generate profits for our stockholders while providing more efficient services.
Actively Maintain Conservative Capital Structure
We have and continue to actively manage our balance sheet to maintain an attractive investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility, which ultimately hedges against inherent risk and provides us with attractive capital sources that allow us to take advantage of strategic external growth opportunities. In addition, we may also strategically dispose of properties that we believe no longer align with our strategic growth objectives in order to redeploy the capital generated by these dispositions into higher yielding MOBs that we believe have better longer-term growth prospects. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:
•Maintain a low leverage ratio. Our leverage ratio, measured as debt less cash and cash equivalents to total capitalization, was 32.3% as of December 31, 2020.
•Maintain a high level of liquidity. As of December 31, 2020, we had approximately $1.4 billion of liquidity, primarily consisting of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and $115.4 million of cash and cash equivalents.
•Utilize multiple capital sources, including public debt and equity, and unsecured bank loans.
•Maintain well-laddered debt maturities, which extend through 2031 with no significant exposure in any one year. As of December 31, 2020, the weighted average remaining term of our debt portfolio was 7.2 years.

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
The U.S. population is experiencing significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they age. Between 2020 and 2030, the U.S. population over 65 years of age is projected to increase by almost 31% and total over 20% of the U.S. population. Individuals of this age spend the highest amounts on healthcare, averaging more than $6,800 per individual over the age of 65 according to a 2019 Consumer Expenditure Survey. This compares to healthcare expenditures of approximately $1,500 per year for individuals 25 and under. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which we believe should continue to support MOB demand in the long term.

In addition, the large millennial generation is just now starting to reach their thirties and form families. During this age period, healthcare expenditures double on average. As this large generation utilizes additional healthcare services, it is expected they will do so in more convenient outpatient settings, typically in MOBs.

2020 U.S. Population By Generation

Millennials
111.4M
Gen X
61.0M
Boomers
75.6M
Silents
23.3M
25
23
21
19
17
15
13
11
9
7
21.0
21.9
23.5
23.0
21.9
20.4
20.1
20.5
21.8
21.0
18.0
14.8
10.1
13.2
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50-54
55-59
60-64
65-69
70-74
75-79
80+
$1,510
$3,162
$4,822
$5,345
$5,958
$6,772
$6,914
Average Annual Healthcare Spending Per Person

Sources: U.S. Bureau of Labor Statistics

* Millennial population figure partially includes Generation Z

* Boomer population figure partially includes Gen X

The number of insured individuals in the U.S. continues to increase, as the population grows and as a result of the impact of U.S. government actions, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). Since 1999, the number of individuals covered by healthcare insurance in the U.S. has increased over 24%. In November 2020, Joseph Biden was elected President, and in January 2021, the Democratic Party obtained control of the Senate. As a result of these electoral developments, we believe that it is unlikely that continued legislative efforts will be pursued to repeal the Affordable Care Act. Instead, we believe that it is possible that legislation will be pursued to enhance or reform the Affordable Care Act. We are not able to state with certainty at this time what the impact of potential legislation will be on our business. Thus far, the removal of the individual mandate in the Tax Cuts and Jobs Act (the “TCJA”) has seen limited impact.

As a result of these factors, the healthcare sector is one of the fastest growing sectors of the U.S. economy and is growing faster than GDP. According to the latest data from 2019, Americans spent nearly $3.8 trillion, or 17.7%, of total GDP, on healthcare expenditures in 2019, an increase of 4.0% over the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $6.0 trillion by 2028. Healthcare expenditures are projected to grow an average of 5.6% annually through 2028 and account for 19.7% of GDP by 2028. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective healthcare which generally takes place in outpatient settings such as MOBs.

National Healthcare Expenditures
(2007 - 2028f)
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020f
2021f
2022f
2023f
2024f
2025f
2026f
2027F
2028F
Total National Health Expenditures
Spending as a % of GDP

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions during that period. Healthcare-related jobs are among the fastest growing occupations, projected to increase by 15% between 2019 and 2029, significantly higher than the general U.S. employment growth projection of 4%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects ten out of the top twenty occupations with the highest growth for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Medical Office Building Supply and Demand
MOBs are less susceptible to changes in the general economy than traditional commercial real estate due to secular drivers supporting the healthcare sector and the defensive nature of healthcare expenditures during economic downturns. For this reason, we believe MOB investments provide more consistent rental revenue streams, higher occupancies and tenant retention that could potentially translate into a more stable return to investors compared to other types of real estate investments. We also believe that demand for MOBs will increase due to a number of MOB specific factors, including:
•The MOB sector is highly fragmented with approximately 13% of the MOBs owned by public REIT investors. There is significant opportunity to expand within the industry given the lack of institutional ownership compared to other real estate sectors.

•Healthcare delivery continues to shift to outpatient settings driven by technological advancements, shifting consumer preferences and lower costs. For 2021, Centers for Medicare & Medicaid Services ("CMS") added eleven new procedures to the list of ambulatory surgery center covered surgical procedures. Additionally, CMS is increasing payment rates for certain qualifying ambulatory surgery centers resulting in a total estimated payment increase of approximately $120 million to ambulatory surgery centers for 2021 compared to 2020 Medicare payments, further supporting the shift of healthcare delivery to outpatient settings. By 2021, the volume of procedures performed in ambulatory surgery centers is expected to increase by 35% when compared to 2015.

•An increase in medical office visits due to the overall rise in healthcare utilization which in turn has driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. This trend is forecast to continue, with the number of healthcare providers, particularly nurses, physicians, and technical specialists, growing significantly faster than the U.S. average for the other occupations.
•High credit quality of physician tenants. In recent years, MOB tenants have increasingly consisted of larger hospital and physician groups. These groups utilize their size and expertise to obtain high rates of reimbursement and share overhead operating expenses which creates significant rent coverage, or an ability to pay rent. We believe these larger groups are generally credit-worthy and provide stability and long-term value for MOBs.
•Construction of new MOBs relative to the overall MOB supply continues to be constrained, with new market participants experiencing significant costly barriers to entry in markets in which we invest.

•Creating strong demand for our MOBs. In addition, new development is primarily focused on off campus locations and in markets with growing populations.

Medical Office Buildings and COVID-19
During 2020, the novel coronavirus ("COVID-19") pandemic had a dramatic impact on the delivery of outpatient care. In response to state and local restrictions and in an effort to accommodate community mitigation measures, many healthcare practices postponed elective visits and increased their use of telemedicine. While the evolution of healthcare delivery began prior to the pandemic, we believe COVID-19 has highlighted the need for dynamic healthcare providers with the ability to shift with changes in market conditions. In addition, we believe that the pandemic has accelerated the shift in medical care towards lower-cost outpatient settings. Although outpatient visits fell by approximately 60% in the spring of 2020, by late summer 2020, many restrictions on travel and nonessential services were lifted. By September 2020, outpatient visits had rebounded, returning to pre-pandemic levels. However, future impacts to market dynamics as a result of the COVID-19 pandemic are not certain at this time.

PORTFOLIO OF PROPERTIES
As of December 31, 2020, our portfolio consisted of approximately 25.4 million square feet of GLA, with a leased rate of 89.8% (includes leases which have been executed, but which have not yet commenced).
Our properties were primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These properties include leading health systems, such as Highmark-Allegheny Health Network, Baylor Scott & White Health, Hospital Corporation of America, Tenet Healthcare Corporation, and Ascension. The Company is the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.0 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% are located in core community outpatient locations where we believe healthcare is increasingly being delivered.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Medical Office Buildings
Single-tenant	118	21	6,260	24.6%	$139,410	24.8%
Multi-tenant	333	31	17,862	70.2	383,491	68.3
Other Healthcare Facilities
Hospitals	15	7	954	3.8	33,375	5.9
Senior care	3	1	354	1.4	5,645	1.0
Total	469	32	25,430	100%	$561,921	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
SIGNIFICANT TENANTS
As of December 31, 2020, none of the tenants at our properties accounted for more than 4.2% of our annualized base rent. The table below shows our key health system tenant relationships as of December 31, 2020.

Health System (1)	Weighted Average Remaining Lease Term (2)	Total Leased GLA (3)	Percent of Leased GLA	Annualized Base Rent (3)(4)	Percent of Annualized Base Rent
Baylor Scott & White Health	6	819	3.6%	$23,095	4.1%
HCA Healthcare	6	715	3.1	20,332	3.6
Highmark-Allegheny Health Network	9	927	4.0	17,382	3.1
Tenet Healthcare Corporation	7	562	2.5	13,724	2.4
Ascension	6	482	2.1	11,542	2.1
Tufts Medical Center	7	255	1.1	11,260	2.0
Steward Health Care	9	380	1.7	10,374	1.9
AdventHealth	5	400	1.7	9,599	1.7
Community Health Systems	8	385	1.7	7,754	1.4
Emblem Health	14	281	1.2	7,462	1.3
CommonSpirit Health	9	339	1.5	7,361	1.3
Harbin Clinic	7	316	1.4	7,097	1.3
Mercy Health	6	270	1.2	6,960	1.2
Trinity Health	6	247	1.1	6,468	1.2
Community Health Network	3	289	1.3	6,258	1.1
		6,667	29.2%	$166,668	29.7%

(1) The amounts in this table illustrate only direct leases with selected leading health systems in our portfolio and are not inclusive of all health system tenants.
(2) Amounts presented in years.
(3) Amounts presented in thousands.
(4) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

GEOGRAPHIC CONCENTRATION
As of December 31, 2020, our portfolio was concentrated in key markets that we believe are strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Investment (1)	Percent of Investment	Total GLA (1)	Percent of Portfolio	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Dallas, TX	$868,274	11.6%	2,101	8.3%	$54,498	9.7%
Houston, TX	465,869	6.2	1,665	6.5	34,639	6.2
Boston, MA	397,693	5.3	965	3.8	35,000	6.2
Tampa, FL	347,764	4.6	954	3.8	24,566	4.4
Hartford/New Haven, CT	347,104	4.6	1,165	4.6	25,218	4.5
Atlanta, GA	338,886	4.5	1,120	4.4	24,911	4.4
Orange County/Los Angeles, CA	326,070	4.4	719	2.8	17,202	3.1
Miami, FL	286,127	3.8	1,172	4.6	26,905	4.8
Indianapolis, IN	281,769	3.8	1,396	5.5	26,035	4.6
Phoenix, AZ	267,781	3.6	1,316	5.2	24,787	4.4
Denver, CO	265,807	3.6	607	2.4	12,024	2.1
New York, NY	256,144	3.4	615	2.4	15,621	2.8
Chicago, IL	231,178	3.1	454	1.8	13,675	2.4
Charlotte, NC	214,887	2.9	922	3.6	18,535	3.3
Raleigh, NC	211,805	2.8	749	2.9	18,165	3.2
Albany, NY	170,071	2.3	833	3.3	15,569	2.8
Austin, TX	164,425	2.2	409	1.6	9,172	1.6
Orlando, FL	156,300	2.1	513	2.0	12,466	2.2
Pittsburgh, PA	148,612	2.0	1,094	4.3	19,901	3.6
El Paso, TX	121,409	1.6	475	1.9	8,800	1.6
Top 20 MSAs	5,867,975	78.4	19,244	75.7	437,689	77.9
Additional Top MSAs	1,192,037	15.9	4,450	17.5	88,747	15.8
Total Key Markets in Top 75 MSAs	$7,060,012	94.3%	23,694	93.2%	$526,436	93.7%

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
The ACA has faced numerous judicial, legislative and executive challenges. Although there continue to be judicial challenges to the ACA, the Supreme Court has thus far upheld the ACA, including in their June 25, 2015 ruling on King v. Burwell. However, President Trump and Congressional Republicans promised they would seek the repeal of the ACA. While no full repeal bills have passed both chambers of Congress, the 2017 Tax Cuts and Jobs Act eliminated the tax penalty associated with a key provision of the ACA known as the “individual mandate” beginning January 1, 2019. On December 14, 2018, a Texas federal district court judge, in the case of Texas v. Azar, declared the ACA unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the ACA. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the ACA’s “individual mandate” was unconstitutional but sent the case back to the District Court for further analysis of whether the entire ACA is also rendered unconstitutional. In November 2020, Joseph Biden was elected President, and in January 2021, the Democratic Party obtained control of the Senate. As a result of these electoral developments, we believe it is unlikely that continued legislative efforts will be pursued to repeal the ACA. Instead, we believe it is possible that legislation will be pursued to enhance or reform the ACA. We are not able to state with certainty at this time what the impact of potential legislation will be on our business.
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
Amendments to the ACA and regulatory changes could impose further limitations on government and private payments to healthcare providers. The ACA expanded Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level. While the federal government agreed to pay the Medicaid expansion costs for newly eligible beneficiaries from 2014 through 2016, the federal government’s portion began declining in 2017. Further, the U.S. Supreme Court held in

2012 that states could not be required to expand their Medicaid programs, which has resulted in some states deciding not to expand their Medicaid programs. In some other cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Efforts to reduce costs will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, TRICARE, Medicaid and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.
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
In November 2020, Joseph Biden was elected President, and in January 2021, the Democratic Party obtained control of the Senate. At this time, we are not able to state with certainty what the impact of any potential legislation may have on our business.
Fraud and Abuse Laws.  There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Additionally, the ACA includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, among others:
•the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for the ordering of any item or service reimbursed by a federal healthcare program, including Medicare or Medicaid;
•the Federal Physician Self-Referral Prohibition, commonly referred to as the “Stark Law,” which: (1) requires hospital landlords of facilities with financial relationships to charge a fair market value rent that does not take into account the volume or value of referrals and subject to specific exceptions; and (2) restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare and Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;
•the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;
•the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts and regulatory violations and to exclude violators from participating in federal healthcare programs;
•the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of the American Recovery and Reinvestment Act of 2009, which protects the privacy and security of personal health information; and
•State laws which prohibit kickbacks, self-referrals and false claims, and are generally applicable to commercial and state payors.
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
Healthcare Licensure and Certification.  Some of our medical properties and our tenants may require a license, multiple licenses, a certificate of need (“CON”), or other certification to operate. Failure to obtain a license, CON, other certification, or loss of a required license, CON, or some other certification would prevent a facility from operating in the manner intended by the tenant. This event could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate physical plant expansion, including the addition of new beds or services or acquisition of medical equipment and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
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
HUMAN CAPITAL
As of December 31, 2020, we had 333 employees, of which less than 1% are subject to a collective bargaining agreement.
Our commitment to our employees continues to be a high priority for us. In addition to base salary, our annual compensation and benefit plans includes short-term incentive bonuses, long-term incentive stock plans, a 401(k) plan, healthcare and insurance benefits, health savings accounts, paid time off, tuition assistance, employee assistance programs, among other benefits. We are committed to the health, safety and well-being of all of our employees. In response to the COVID-19 pandemic, we have taken additional precautionary measures to adjust our business operations and to address the needs of our employees. In addition to our ongoing sponsorship of various health and wellness initiatives to aid in the overall well-being of our employees, we have provided hazard pay, deployed comprehensive personal protective equipment, and have implemented many new protocols both in our tenant buildings and regional office locations based on the Center for Disease Control and other government mandated or recommended guidelines.

We support employee development through numerous company-sponsored training programs and professional development opportunities. Our employees regularly participate in various industry-specific training programs and conferences, and are encouraged to seek out relevant certifications or accreditations that provide additional expertise in real estate and other relevant sector-specific subjects. In addition, we provide internal cross-functional training opportunities in order that our employees may familiarize themselves with multiple aspects of our business.
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
Item 1A. Risk Factors
Risk Factor Summary
The following summarizes the principal factors that make an investment in our Company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section below and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

Risks Related to Our Business
Our business model and the operations of our business involve risks, including those related to:
•our dependency on investments and the performance of those investments primarily in the healthcare sector;
•the competition we face for investments in MOBs and other healthcare facilities;
•our relationships with certain tenants, health systems and hospitals;
•general economic conditions of commercial real estate and the credit markets;
•the supply of external capital which may limit our ability to make new investments, refinance debt, or make distributions to our stockholders;
•the continued involvement and contributions of our Board members and certain key personnel;
•material failures of our information technology and related infrastructure; and
•pandemics and other health concerns, including the ongoing COVID-19 pandemic, and measures intended to prevent or limit their spread.

Risks Related to Our Organizational Structure
Our organizational structure involves exposure to risks, including those related to:
•our acquisitions of property in exchange for limited partnership interests that could limit our liquidity or flexibility;
•possible changes to our investment objectives and/or strategies without stockholder approval; and
•various provisions of Maryland law restricting our ability and/or timing to effect a change of control transaction.

Risks Related to Investments in Real Estate and Other Real Estate Related Assets
Investments in real estate and other real estate related assets expose us to risk, including risks related to:
•the financial stability of our tenants, including the consequences to us from their bankruptcy or financial insolvency;
•concentrations or instability of our tenant base;
•competition to our MOBs and other property types with other real estate not owned by us;
•the ongoing financial viability of tenant groups, hospitals, and related health systems relevant to us;
•the unique nature of certain of our property types, including our senior care facilities;
•the impact to us of climate change and severe weather;
•uninsured losses or the potential of our properties and operations to be under-insured;
•our ability to integrate acquired assets with existing operations or our failure to operate newly acquired assets successfully;
•the impact to us of increases in property taxes;
•limitations or restrictions on the use of our properties from existing ground lease or other arrangements;
•the risks to us of our development, redevelopment and construction activities;
•the impact to us of our disposition of real estate assets and the corresponding market rates and terms for those dispositions being on unfavorable terms;
•the impact of unfavorable real estate market conditions on our mortgage or real-estate loans;
•the impact to us of the variability of market lease rates, including those on longer-term leases or for leases with contractual lease rates; and
•our compliance with the Americans with Disabilities Act of 1990 and other similar legislature.

Risks Related to the Healthcare Industry
Our dependence on the healthcare industry involves risks to us, including those related to:
•laws affecting the healthcare industry, healthcare legislation reform, and licensure of our tenants;
•adverse changes in reimbursement rates from third-party payors to our tenants;
•government budget deficits and reduced appropriations to Medicare and Medicaid; and
•the violation of laws by our tenants, including fraud and abuse laws and licensure violations.

Risks Related to Debt Financing
Our debt financing arrangements involve risks to us, including those related to:
•our dependence on indebtedness and associated business risks, including the hindrance of our ability to make distributions;
•changes to or elimination of the London Inter-Bank Offered Rate;
•restrictive covenants that may limit our operational flexibility; and
•adverse changes in our credit ratings and the potential inability for us to seek additional financing on favorable terms, if at all.

Risks Related to Joint Ventures
Our investments in joint venture arrangements involves risks to us that the terms of our agreements could impair our cash flow, operating flexibility and/or our results of operations.

Federal Income Tax Risks
We face risks related to certain tax laws and associated taxation of our company, including those related to:
•our failure to qualify as a REIT for U.S. federal income tax purposes;
•our ability to continue qualifying as a REIT; and
•ownership limits with respect to capital stock contained in our corporate charter may delay, defer or prevent a change of control or other transaction.

Risks Related to Our Common Stock and Forward Sale Agreements
Our common stock, including our common stock sold pursuant to forward sales agreements involves risks, including those related to:
•historical and possible future fluctuations in the price of our common stock;
•future offerings of debt securities ranking senior to our common stock, or our issuance of additional equity securities that may be senior and/or dilutive to our existing stockholders;
•changes in the frequency or amount of our dividends;
•increases in market interest rates;
•the failure of securities analysts to publish reports about us or the downgrading of our common stock and/or the healthcare real-estate sector;
•settlement provisions contained in our forward sale agreements resulting in dilution to our stockholders;

•the U.S. federal income tax treatment of cash we might receive from cash settlement of our forward sale agreements may jeopardize our qualification as a REIT; and
•in case of our bankruptcy or insolvency we would not receive the expected proceeds from any forward sales of our common stock.
Risk Factors
This section highlights significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and the price of our common stock. These risk factors do not identify all risks that we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.
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
Adverse economic conditions in the commercial real estate and credit markets may result in:
•defaults by tenants at our properties due to bankruptcy, lack of liquidity or operational failures;
•increases in vacancy rates due to tenant defaults, the expiration or termination of tenant leases, and reduced demand for MOBs and other facilities that serve the healthcare industry;
•increases in tenant inducements, tenant improvement expenditures, rent concessions or reduced rental rates, especially to maintain or increase occupancy at our properties;
•reduced values of our properties, thereby limiting our ability to dispose of our assets at attractive prices or obtain debt financing secured by our properties on satisfactory terms, as well as reducing the availability of unsecured loans;
•the value and liquidity of our short-term investments and cash deposits being reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments and other factors;
•one or more lenders under our credit facilities refusing to fund their financing commitments to us and, in such event, we are unable to replace the financing commitments of any such lender or lenders on favorable terms, or at all;
•a recession or rise in interest rates, which could make it more difficult for us to lease our properties or dispose of our properties or make alternative interest-bearing and other investments more attractive, thereby lowering the relative value of our existing real estate investments;
•one or more counterparties to our interest rate swaps default on their obligations to us, thereby increasing the risk that we may not realize the benefits of these instruments;
•increases in the supply of competing properties or decreases in the demand for our properties, which may impact our ability to maintain or increase occupancy levels and rents at our properties or to dispose of our investments; and
•increased insurance premiums, real estate taxes or energy costs or other expenses, which may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to our tenants, may lead to tenant defaults, tenant turnover, or make it difficult for us to increase rents to tenants on lease turnover which may limit our ability to increase our returns.
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
Our success depends to a significant degree upon the continued contributions of our Board members, and certain of our key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Board of Directors, our executive officers and our other employees. Our Board of Directors establishes important policies, governance objectives and strategic goals, and our management team serves a critical role in the identification and acquisition of investments, the determination and finalization of our financing arrangements, the asset management of our investments, and the operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report or other periodic filings with the SEC. We rely primarily on the management ability of our executive officers and the governance by the members of our Board of Directors, each of whom would be difficult to replace. We do not have any key-person life insurance on our executive officers. Although we have entered into employment agreements with each of our executive officers, these employment agreements contain various termination and resignation rights. If we were to lose the benefit of the experience, efforts and abilities of these executives, without satisfactory replacements, our operating results could suffer. In addition, if any member of our Board of Directors were to resign, we would lose the benefit of such director’s governance expertise and experience, and familiarity with us and the sector within which we operate. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
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
Pandemics and other health concerns, including the currently ongoing COVID-19 pandemic, and the measures intended to prevent their spread, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Pandemics, including the ongoing COVID-19 pandemic and those caused by possible new strains or mutations of the SARS-CoV-2 virus, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to our industry or deteriorate the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways. Such operational impacts include, but are not limited to, the following: (i) tenants could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full; (ii) we may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) inquiries and tours at our properties could decrease; (iv) move-ins and new tenanting efforts, and re-letting efforts could slow or stop altogether; (v) move-outs and potential early termination of leases thereunder could increase; (vi) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in our building operations may increase; and (vii) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress may increase substantively.
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
Our Board of Directors determines our investment objectives and major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Board of Directors may amend or revise these and other strategies without a vote of the stockholders. Under our charter and Maryland law, our stockholders will have a right to vote only on the following matters:
•the election or removal of directors;
•our dissolution;
•certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets; and
•amendments of our charter, except that our Board of Directors may amend our charter without stockholder approval to change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock or the number of our shares of any class or series that we have the authority to issue or effect certain reverse stock splits.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”) applicable to us may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•provisions under Subtitle 8 of Title 3 of the MGCL that permit our Board of Directors, without our stockholders’ approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses;
•“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or reclassifications between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority voting requirements unless certain minimum price conditions are satisfied; and
•“control share” provisions that provide that holders of “control shares” of HTA (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases. Although 60% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a tenants’ credit rating (or its’ parents credit rating) is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and we may incur substantial costs in protecting our investment and re-leasing our property, and we may not be able to re-lease the property for the rent previously received, if at all. Lease terminations and expirations could also reduce the value of our properties.
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
We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the east coast of the U.S. and in Texas. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties, tenant disruption or displacement, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

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
Our ability to successfully operate any properties is subject to the following risks:
•we may acquire properties that are not initially accretive to our results upon acquisition and we may not successfully manage and lease those properties to meet our expectations;
•we may spend more than amounts budgeted to make necessary improvements or renovations to acquired properties;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations and, as a result, our results of operations and financial condition could be adversely affected;
•market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•we may acquire properties subject to liabilities, including contingent liabilities, and without any recourse, or with only limited recourse to third-parties, with respect to unknown liabilities for the clean-up of undisclosed environmental contamination, claims by tenants or other persons dealing with former owners of the properties, liabilities, claims, and litigation, including indemnification obligations, whether or not incurred in the ordinary course of business, relating to periods prior to or following our acquisitions, claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties, and liabilities for taxes relating to periods prior to our acquisitions.
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
As of December 31, 2020, we held interests in certain MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2020, these properties represented 38% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.
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
A component of our current growth strategy is, when appropriate, to pursue accretive development and redevelopment projects. However, there are inherent risks associated with these development and redevelopment projects, including, but not limited to, the following:
•the development costs of a project may exceed budgeted amounts, causing the project to be unprofitable or to incur a loss;
•we may encounter delays as a result of a variety of factors that are beyond our control, including natural disasters, material shortages, and regulatory requirements;
•the time required to complete the construction of a project or to lease up the completed project may be longer than originally anticipated, thereby adversely affecting our cash flows and liquidity;

•lease rates and rents at newly developed or redeveloped properties may fluctuate based on factors beyond our control, including market and economic conditions as well as the aforementioned budget overages;
•we may be unable to obtain favorable financing terms to fund our development projects;
•financing arrangements may require certain milestones, covenants, and other contractual terms that may be violated if the performance of our development and redevelopment projects differs from our projected income;
•demand from prospective tenants may be reduced due to competition from other developers; and
•tenants who pre-lease a portion of our development projects may fail to occupy the property upon development completion.
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
If we make additional investments in notes secured by real estate or other collateral, we will be at risk of loss on those investments, including losses as a result of borrower defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate as described elsewhere under this heading. Furthermore, if there are borrower defaults under our mortgage loan investments, we may not be able to foreclose on, or obtain a suitable remedy with respect to, such investments. Specifically, we may not be able to repossess and sell the properties under our mortgage loans quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. In the event of a borrower default, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Additionally, if we acquire property by foreclosure following a borrower default under our mortgage loan investments, we will have the economic and liability risks as the owner described above. Thus, we do not know whether the values of the property securing any of our investments in real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties decline, our risk will increase and the value of our interests may decrease.
Lease rates under our long-term leases may be lower than fair market lease rates over time.
We have entered into and may in the future enter into long-term leases with tenants at certain of our properties. Certain of our long-term leases provide for rent to increase over time. However, if we do not accurately judge the potential for future increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

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
In March 2010, then President Obama signed the Affordable Care Act (the “ACA”). The ACA, along with other healthcare reform efforts, has resulted in comprehensive healthcare reform in the U.S. through a phased approach, which began in 2010 and concluded in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. During the 2016 Presidential and Congressional campaigns, Republicans promised they would seek the repeal of the ACA. On January 20, 2017, then newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the ACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the law. While no full repeal bills have passed both chambers of Congress, the 2017 Tax Cuts and Jobs Act eliminated the tax penalty associated with a key provision of the ACA known as the “individual mandate” beginning January 1, 2019. On December 14, 2018, a Texas federal district court judge, in the case of Texas v. Azar, declared the ACA unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the ACA. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the ACA’s “individual mandate” was unconstitutional but sent the case back to the

District Court for further analysis of whether the entire ACA is also rendered unconstitutional. In November 2020, Joseph Biden was elected President, and in January 2021, the Democratic Party obtained control of the Senate. As a result of these electoral developments, we believe it is unlikely that continued legislative efforts will be pursued to repeal the ACA. Instead, we believe it is possible that legislation will be pursued in order to enhance or reform the ACA. At this time, we are unable to state with certainty what the impact of any potential legislation may have on our business. Both we and our tenants may be adversely affected by new laws, or any modification and/or replacement of existing law.
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
As of December 31, 2020, we had total debt outstanding of $3.0 billion. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long term. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.

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
In connection with the purchase of real estate, we have entered and may continue to enter into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. Our joint venture partners may also have rights to take actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:
•a venture partner may at any time have economic or other business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;
•a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;
•a venture partner’s actions might have the result of subjecting the property to liabilities in excess of those contemplated; and
•a venture partner may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.
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
The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. We expect that the market price of our common stock will continue to fluctuate significantly. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:
•actual or anticipated variations in our quarterly operating results;
•changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;
•future sales of substantial amounts of our common stock by our existing or future stockholders;
•increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key personnel;
•actions by institutional stockholders;
•speculation in the press or investment community; and
•general market and economic conditions.
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
If we enter into one or more forward sale agreements, the relevant forward purchaser will have the right to accelerate that particular forward sale agreement (with respect to all or any portion of the transaction under that particular forward sale agreement that the relevant forward purchaser determines is affected by such event) and require us to settle on a date specified by the relevant forward purchaser if:
•the relevant forward purchaser is unable to, or would incur a materially increased cost to, establish, maintain or unwind its hedge position with respect to that particular forward sale agreement;
•the relevant forward purchaser determines that it is unable, after using commercially reasonable efforts, to continue to borrow an amount of common stock equal to the amount of common stock underlying that particular forward sale agreement or that, with respect to borrowing such amount of common stock, it would incur a cost that is greater than the initial stock borrow cost specified in that particular forward sale agreement, subject to a prior notice requirement;

•a termination event occurs as a result of us declaring a dividend or distribution on our common stock with a cash value in excess of a specified amount per calendar quarter, or with an ex-dividend date prior to the anticipated ex-dividend date for such cash dividend;
•an extraordinary event (as such term is defined in that particular forward sale agreement and which includes certain mergers and tender offers and the delisting of our common stock) occurs or our Board of Directors votes to approve or there is a public announcement of, in either case, any action that, if consummated, would constitute such an extraordinary event; or
•certain other events of default, termination events or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into that particular forward sale agreement, or a nationalization, a bankruptcy termination event or a change in law (as such terms are defined in that particular forward sale agreement).
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
In the event that we elect to settle any forward sale agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code of 1986, as amended (the “Code”), generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test as multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Since inception, we have invested $7.5 billion primarily in MOBs, development projects, land and other healthcare real estate assets that serve the healthcare industry through December 31, 2020. As of December 31, 2020, our portfolio consisted of approximately 25.4 million square feet of GLA, with a leased rate of 89.8% (includes leases which have been executed, but which have not yet commenced). Approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of the total GLA as of December 31, 2020. All but two of our properties are 100% owned.
As of December 31, 2020, we owned fee simple interests in properties representing 62% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 38% of our total GLA. As of December 31, 2020, these leasehold interests had an average remaining term of 46.8 years, excluding available extension options.
The following information generally applies to our properties:
•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
•depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Expiring Leases	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent
Month-to-month	151	243	1.1%	$5,608	1.0%
2021	721	2,229	9.8	54,303	9.7
2022	572	2,310	10.1	60,964	10.8
2023	528	2,543	11.1	57,355	10.2
2024	435	2,299	10.1	59,499	10.6
2025	363	1,954	8.5	48,173	8.6
2026	306	1,831	8.0	39,465	7.0
2027	211	1,995	8.7	54,428	9.7
2028	145	1,298	5.7	30,967	5.5
2029	204	1,643	7.2	40,231	7.2
2030	108	1,178	5.2	30,485	5.4
Thereafter	251	3,323	14.5	80,443	14.3
Total	3,995	22,846	100%	$561,921	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) Amounts presented in thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2020:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Texas	4,937	19.4%	$113,840	20.3%
Florida	2,938	11.5	71,682	12.8
North Carolina	1,671	6.6	36,700	6.5
Massachusetts	965	3.8	35,000	6.2
Indiana	1,811	7.1	33,230	5.9
New York	1,390	5.5	29,415	5.2
Arizona	1,531	6.0	28,149	5.0
Georgia	1,192	4.7	27,644	4.9
Connecticut	1,165	4.6	25,218	4.5
Pennsylvania	1,351	5.3	24,733	4.4
California	909	3.6	21,123	3.8
Ohio	937	3.7	16,315	2.9
Illinois	454	1.8	13,675	2.4
Colorado	607	2.4	12,024	2.1
Tennessee	524	2.1	10,262	1.8
Missouri	355	1.4	9,653	1.7
South Carolina	297	1.2	7,137	1.3
Wisconsin	368	1.4	6,760	1.2
Alabama	319	1.2	6,415	1.2
Michigan	202	0.8	5,100	0.9
Maryland	181	0.7	4,802	0.9
Virginia	221	0.9	4,089	0.7
Hawaii	146	0.6	4,046	0.7
Oklahoma	186	0.7	2,901	0.5
Utah	159	0.6	2,772	0.5
New Mexico	141	0.6	2,308	0.4
New Jersey	57	0.2	1,775	0.3
Mississippi	80	0.3	1,554	0.3
Nevada	73	0.3	1,426	0.3
Idaho	83	0.3	1,082	0.2
Minnesota	159	0.6	783	0.1
Oregon	21	0.1	308	0.1
Total	25,430	100%	$561,921	100%

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
Dividends
In accordance with the terms of HTALP’s partnership agreement, the dividend HTA pays to its stockholders is equal to the amount of distributions it receives from HTALP. Please refer to Liquidity and Capital Resources - Dividends within Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for more information relating to our dividend policy.
Stockholders
As of February 18, 2021, HTA had 1,936 stockholders of record.
Stock Performance Graph
The graph below compares the cumulative returns of HTA, US REIT (RMS) Index, S&P 500 Index and SNL U.S. REIT Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2020. All periods prior to 2015 have been adjusted retroactively to reflect the reverse stock split effective December 15, 2014. The total returns assume dividends are reinvested.

HTA Total Returns (Since Listing)
220%
170%
120%
70%
20%
-30%
S&P:240%
HTA:104%
RMS:86%
SNL HC REIT Index:72%
6/6/2012
12/6/2012
6/6/2013
12/6/2013
6/6/2014
12/6/2014
6/6/2015
12/6/2015
6/6/2016
12/6/2016
6/6/2017
12/6/2017
6/6/2018
12/6/2018
6/6/2019
12/6/2019
6/6/2020
12/6/2020
HTA
US REIT Index (RMS)
S&P 500
SNL HC REIT

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	87	$25.70	—	—
November 1, 2020 to November 30, 2020	710	25.49	—	—
December 1, 2020 to December 31, 2020	1,530	26.17	—	—

(1) Purchases represent shares of common stock withheld by us to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then applicable closing price of our common stock on the NYSE.
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
Healthcare Trust of America, Inc.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data as of December 31:
Real estate investments, net	$6,110,165	$6,045,801	$5,665,621	$5,947,874	$3,503,020
Total assets	6,790,692	6,638,749	6,188,476	6,449,582	3,747,844
Debt	3,026,999	2,749,775	2,541,232	2,781,031	1,768,905
Noncontrolling interests	60,680	72,635	78,890	84,666	93,143
Total equity	3,234,919	3,430,644	3,334,914	3,363,448	1,780,417
Statement of Operations Data:
Total revenues	$738,965	$692,040	$696,426	$613,990	$460,928
Rental expenses	226,859	211,479	220,617	192,147	143,751
Net income attributable to common stockholders	52,618	30,154	213,463	63,916	45,912
Net income attributable to common stockholders per share - basic	0.24	0.15	1.04	0.35	0.34
Net income attributable to common stockholders per share - diluted	0.24	0.14	1.02	0.34	0.33
Statement of Cash Flows Data:
Cash flows provided by operating activities	$387,962	$340,394	$337,396	$307,543	$203,695
Cash flows (used in) provided by investing activities (1)	(319,260)	(667,289)	176,309	(2,455,096)	(608,393)
Cash flows provided by (used in) financing activities	12,447	230,981	(498,735)	2,241,068	400,781
Other Data:
Dividends declared to stockholders	$277,626	$260,593	$253,699	$227,024	$164,221
Dividends declared per share	1.27	1.25	1.23	1.21	1.19
Dividends paid in cash to stockholders	275,816	256,117	252,651	207,087	159,174
FFO attributable to common stockholders (2)	344,699	319,738	335,565	284,226	215,570
Normalized FFO attributable to common stockholders (2)	379,311	344,272	340,400	301,957	225,221
NOI (3)	512,106	480,561	475,809	421,843	317,177

(1) The amounts for 2016 differ from amounts previously reported in our Annual Report for the year ended December 31, 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

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

Healthcare Trust of America Holdings, LP

	Year Ended December 31,
(In thousands, except per unit data)	2020	2019	2018	2017	2016
Balance Sheet Data as of December 31:
Real estate investments, net	$6,110,165	$6,045,801	$5,665,621	$5,947,874	$3,503,020
Total assets	6,790,692	6,638,749	6,188,476	6,449,582	3,747,844
Debt	3,026,999	2,749,775	2,541,232	2,781,031	1,768,905
Total partners’ capital	3,234,919	3,430,644	3,334,914	3,363,448	1,780,417
Statement of Operations Data:
Total revenues	$738,965	$692,040	$696,426	$613,990	$460,928
Rental expenses	226,859	211,479	220,617	192,147	143,751
Net income attributable to common OP unitholders	53,508	30,692	217,537	65,454	47,227
Net income attributable to common OP unitholders per unit - basic	0.24	0.15	1.04	0.35	0.34
Net income attributable to common OP unitholders per unit - diluted	0.24	0.15	1.04	0.35	0.34
Statement of Cash Flows Data:
Cash flows provided by operating activities	$387,962	$340,394	$337,396	$307,543	$203,695
Cash flows (used in) provided by investing activities (1)	(319,260)	(667,289)	176,309	(2,455,096)	(608,393)
Cash flows provided by (used in) financing activities	12,447	230,981	(498,735)	2,241,068	400,781
Other Data:
Distributions declared to general partner	$277,626	$260,593	$253,699	$227,024	$164,221
Distributions declared per unit	1.27	1.25	1.23	1.21	1.19
Distributions paid in cash to general partner	275,816	256,117	252,651	207,087	159,174
FFO attributable to common OP Unitholders (2)	345,589	320,276	339,639	285,764	216,885
Normalized FFO attributable to common OP Unitholders (2)	379,311	344,272	340,400	301,957	225,221
NOI (3)	512,106	480,561	475,809	421,843	317,177

(1) The amounts for 2016 differ from amounts previously reported in our Annual Report for the year ended December 31, 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

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
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of December 31, 2020 and 2019, together with results of operations and cash flows for the years ended December 31, 2020, 2019 and 2018.
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
•Contractual Obligations;
•Off-Balance Sheet Arrangements; and
•Inflation.
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
Since 2006, we have invested $7.5 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 25.4 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of December 31, 2020. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of December 31, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 94% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Hartford/New Haven being our largest markets by investment.
Company Highlights
Portfolio Operating Performance
•For the year ended December 31, 2020, total revenue increased 6.8%, or $46.9 million, to $739.0 million, compared to $692.0 million for the year ended December 31, 2019.
•For the year ended December 31, 2020, net income was $53.5 million, compared to $30.8 million for the year ended December 31, 2019.
•For the year ended December 31, 2020, net income attributable to common stockholders was $0.24 per diluted share, or $52.6 million, compared to $0.14 per diluted share, or $30.2 million, for the year ended December 31, 2019.
•For the year ended December 31, 2020, HTA’s FFO, as defined by NAREIT, was $344.7 million, or $1.56 per diluted share, compared to $1.53 per diluted share, or $319.7 million, for the year ended December 31, 2019.
•For the year ended December 31, 2020, HTALP’s FFO, as defined by NAREIT, was $345.6 million, or $1.56 per diluted OP Unit, compared to $1.53 per diluted OP Unit, or $320.3 million, for the year ended December 31, 2019.
•For the year ended December 31, 2020, HTA’s and HTALP’s Normalized FFO was $1.71 per diluted share and OP Unit, or $379.3 million, compared to $1.64 per diluted share and OP Unit, or $344.3 million, for the year ended December 31, 2019.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the year ended December 31, 2020, NOI increased 6.6%, or $31.5 million, to $512.1 million, compared to $480.6 million for the year ended December 31, 2019.
•For the year ended December 31, 2020, Same-Property Cash NOI increased 1.6%, or $7.2 million, to $457.1 million, compared to $449.9 million for the year ended December 31, 2019.
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
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.0 million square feet of GLA, or 67% of our portfolio, located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of December 31, 2020, approximately 94% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of December 31, 2020, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 0.5 million square feet of GLA in 17 of our top 20 key markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.
•During the year ended December 31, 2020, HTA closed on approximately$191.7 million of investments totaling approximately 600,000 square feet of GLA, with expected year-one contractual MOB yields of approximately 6.0%. These properties were approximately 94% leased as of closing, and are located within HTA's key markets.
•During the year ended December 31, 2020, we completed the disposition of one MOB located in Kansas City for an aggregate gross sales price of $16.8 million, representing approximately 69,000 square feet of GLA, and generating net gains of approximately $7.6 million. Additionally, during the year ended December 31, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, which resulted in a net gain of approximately $2.0 million.
•During the year ended December 31, 2020, we completed the initial development started by HTA. This 127,000 SF Class A MOB development in Raleigh, North Carolina is currently 77% leased. HTA continued to develop three new on-campus MOBs located in the key markets of Miami, Florida; Bakersfield, California; and Dallas, Texas. In total, HTA has development projects in process of approximately $110 million, totaling approximately 244,000 square feet of GLA, and that are expected to be more than 79% pre-leased upon completion. Additionally, during 2020, HTA continued to redevelop two MOBs located in Los Angeles, California with estimated costs of approximately $20 million and totaling approximately 105,000 square feet of GLA.
Internal Growth through Proactive In-House Property Management and Leasing
We believe we have the largest full-service operating platform in the medical office sector that consists of our in-house property management and leasing functions which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our full-service operating platform has also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.
•As of December 31, 2020, our in-house asset management and leasing platform operated approximately 24.6 million square feet of GLA, or 97% of our total portfolio, a significant increase from 8.8 million square feet, or 70%, of GLA managed in-house in 2012.
•As of December 31, 2020, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.8% by GLA, and our occupancy rate was 89.1% by GLA.
•We entered into new and renewal leases on approximately 3.9 million square feet of GLA, or 15.2% of the GLA of our total portfolio, during the year ended December 31, 2020.
•During the year ended December 31, 2020, tenant retention for the Same-Property portfolio was 87%, which included approximately 3.8 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility
•As of December 31, 2020, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 32.3%. Total liquidity was $1.4 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $115.4 million as of December 31, 2020.
•As of December 31, 2020, the weighted average remaining term of our debt portfolio was 7.2 years.
•During the year ended December 31, 2020, we paid down approximately $114.1 million of outstanding secured mortgage loans, resulting in our elimination of any secured borrowings. Although not anticipated, we may finance transactions with secured borrowings or acquire buildings and assume debt if required or economically beneficial.
•In September 2020, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 23, 2023. As of December 31, 2020, the remaining amount of common stock available for repurchase under the stock repurchase plan was $300.0 million.
•In November 2019, we refreshed our at the market ("ATM") offering program of common stock for an additional aggregate sales amount of up to $750.0 million. This program remains active as of December 31, 2020. Upon expiration, it is our intention to refresh the existing ATM program or establish a new ATM offering program.
•During the year ended December 31, 2020, we issued approximately 1.7 million shares of our common stock under our ATM program for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock. Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $277.5 million, and with an average share price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of these forward sale arrangements mature in accordance with their applicable contract terms by the middle of 2021, however, the agreements provide for mechanisms to extend settlement upon mutual agreement by us and the counterparty/distribution agent.
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
Investments in Real Estate
With the adoption of ASU 2017-01 in January 2017, the majority of our investments in real estate investments have been accounted for as asset acquisitions and we record the purchase price to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.
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
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we utilize a variety of methodologies, including undiscounted cash flow models for certain properties that meet quantitative and/or qualitative thresholds. Our methodology contemplates in-place cash flows from existing tenants, with certain assumptions for future anticipated occupancy levels, lease-up and absorption periods after known or estimated vacating tenants, inflationary adjustments for rents and operating expenses, market lease assumptions based on in-place rents and comparative properties' rates, ordinary tenant concessions, such as free rent, and planned tenant improvement and maintenance or other capital expenditures, as well as other initial direct costs, such as leasing commissions paid to third-parties. We also utilize capitalization rates to arrive at a final value of our property, less estimated selling costs. Further, we also will consider executed sales agreements or management’s best estimate of market comparables in arriving at our total undiscounted cash flows.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements in Part IV, Item 15 for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
The economic uncertainty created by the COVID-19 pandemic and the potential for new strains of SARS-CoV-2 or entirely new types of viruses and/or global propagation of communicable disease continue to present risks to the Company and the future results of our operations. Should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by federal, state and local agencies or foreign governments, ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors. Please refer to Part I, Item 1A - Risk Factors for a comprehensive summary of these and other risks associated with pandemics and other health concerns.
We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that will become available from tenant vacancies or unscheduled lease terminations at the then applicable rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Investment Activity
During the years ended December 31, 2020, 2019 and 2018, we had investments with an aggregate purchase price of $191.7 million, $560.5 million and $17.8 million, respectively. During the years ended December 31, 2020, 2019 and 2018, we had dispositions with an aggregate gross sales price of $24.3 million, $4.9 million and $308.6 million, respectively. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
As of December 31, 2020 and 2019, we owned and operated approximately 25.4 million and 24.8 million square feet of GLA, respectively, with a leased rate of 89.8% and 90.8%, respectively (which includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 89.1% and 89.9%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the years ended December 31, 2020 and 2019, respectively, is set forth below:

	Year Ended December 31,
	2020	2019	Change	% Change
Revenues:
Rental income	$738,414	$691,527	$46,887	6.8%
Interest and other operating income	551	513	38	7.4
Total revenues	738,965	692,040	46,925	6.8
Expenses:
Rental	226,859	211,479	15,380	7.3
General and administrative	42,969	41,360	1,609	3.9
Transaction	965	2,350	(1,385)	(58.9)
Depreciation and amortization	303,828	290,384	13,444	4.6
Interest expense	94,613	96,632	(2,019)	(2.1)
Total expenses	669,234	642,205	27,029	4.2
Gain (loss) on sale of real estate, net	9,590	(154)	9,744	NM
Loss on extinguishment of debt, net	(27,726)	(21,646)	(6,080)	(28.1)
Income from unconsolidated joint venture	1,612	1,882	(270)	(14.3)
Other income	301	841	(540)	(64.2)
Net income	$53,508	$30,758	$22,750	74.0%

NOI	$512,106	$480,561	$31,545	6.6%
Same-Property Cash NOI	$457,087	$449,850	$7,237	1.6%

Comparison of the years ended December 31, 2019 and 2018, respectively, and related discussions can be found in the Item 7. MD&A section under the Results of Operations header in our Annual Report on Form 10-K as filed on February 18, 2020 for the year ended December 31, 2019 which is herein incorporated by reference.
Rental Income
For the years ended December 31, 2020 and 2019, respectively, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change
Contractual rental income	$698,962	$658,231	$40,731	6.2%
Straight-line rent and amortization of above and (below) market leases	24,115	18,653	5,462	29.3
Other rental revenue	15,337	14,643	694	4.7
Total rental income	$738,414	$691,527	$46,887	6.8%
Contractual rental income, which includes expense reimbursements, increased $40.7 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to $40.1 million of additional contractual rental income from our 2019 and 2020 acquisitions, and contractual rent increases for the year ended December 31, 2020.

Average starting and expiring base rents for new and renewal leases consisted of the following for the years ended December 31, 2020 and 2019, respectively (in thousands, except in average base rents per square foot of GLA):

	Year Ended December 31,
	2020	2019
New and renewal leases:
Average starting base rents	$27.22	$24.18
Average expiring base rents	25.64	23.37

Square feet of GLA	3,865	3,608
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2020 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the years ended December 31, 2020 and 2019, respectively (in per square foot of GLA):

	Year Ended December 31,
	2020	2019
New leases:
Tenant improvements	$38.75	$30.65
Leasing commissions	3.51	3.16
Tenant concessions	3.70	3.63
Renewal leases:
Tenant improvements	$5.26	$11.55
Leasing commissions	2.77	2.26
Tenant concessions	1.76	0.50
The average term for new and renewal leases executed consisted of the following for the years ended December 31, 2020 and 2019, respectively (in years):

	Year Ended December 31,
	2020	2019
New leases	7.6	7.3
Renewal leases	5.3	7.2
Rental Expenses
For the years ended December 31, 2020 and 2019, rental expenses attributable to our properties were $226.9 million and $211.5 million, respectively. The increase in rental expenses is primarily due to $15.2 million of additional rental expenses associated with our 2019 and 2020 acquisitions for the year ended December 31, 2020.
General and Administrative Expenses
For the years ended December 31, 2020 and 2019 general and administrative expenses were $43.0 million and $41.4 million, respectively. These increases were primarily due to inflationary salary adjustments and normal annual vendor increases. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the years ended December 31, 2020 and 2019, transaction expenses were $1.0 million and $2.4 million, respectively. The decrease in 2020 compared to 2019 was primarily due to decreased acquisition activity in 2020 as compared to 2019.
Depreciation and Amortization Expense
For the years ended December 31, 2020 and 2019, depreciation and amortization expense was $303.8 million and $290.4 million, respectively. These increases were associated with our 2019 and 2020 investments, partially offset by buildings we sold during 2019 and 2020.

Interest Expense
Interest expense decreased by $2.0 million during the year ended December 31, 2020 compared to 2019. For the year ended December 31, 2020, the decrease was primarily due to lower average interest rates as compared to 2019 and the payoff of secured mortgage loans.

To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain (loss) on Sale of Real Estate
For the year ended December 31, 2020, we realized a net gain of $9.6 million from the disposition of one MOB located in Kansas as well as the sale of part of our interest in undeveloped land in Miami, Florida. For the year ended December 31, 2019, we realized a net loss on the sale of real estate of $0.2 million from the disposition of four MOBs located in South Carolina and New Mexico. See Note 4 - Dispositions and Impairment in the accompanying consolidated financial statements in Part IV, Item 15 for more detail on the dispositions.
Loss on Extinguishment of Debt
For the years ended December 31, 2020 and 2019, we realized a net loss on the extinguishment of debt of $27.7 million and $21.6 million, respectively, related to make-whole provisions in the redemption of senior unsecured notes.
Net Income
Net income increased $22.7 million to $53.5 million for the year ended December 31, 2020, compared to $30.8 million for the year ended December 31, 2019. This increase was primarily the result of continued new investment activity, growth in operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
NOI increased $31.5 million to $512.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to $28.0 million of additional NOI from our 2019 and 2020 acquisitions for the year ended December 31, 2020.
Same-Property Cash NOI increased $7.2 million, or 1.6%, to $457.1 million for the year ended December 31, 2020, compared to $449.9 million for the year ended December 31, 2019. These increases were primarily the result of contractual rent escalations and improved operating efficiencies offset by a slight decrease in average occupancy.
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

I

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2020 and 2019, respectively (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Net income attributable to common stockholders	$52,618	$30,154
Depreciation and amortization expense related to investments in real estate	299,722	287,572
(Gain) loss on sale of real estate, net	(9,590)	154
Proportionate share of joint venture depreciation and amortization	1,949	1,858
FFO attributable to common stockholders	$344,699	$319,738
Transaction expenses	965	2,350
Loss on extinguishment of debt, net	27,726	21,646
Noncontrolling income from OP Units included in diluted shares	890	538
Other normalizing adjustments (1)	5,031	—
Normalized FFO attributable to common stockholders	$379,311	$344,272

Net income attributable to common stockholders per diluted share	$0.24	$0.14
FFO adjustments per diluted share, net	1.32	1.39
FFO attributable to common stockholders per diluted share	$1.56	$1.53
Normalized FFO adjustments per diluted share, net	0.15	0.11
Normalized FFO attributable to common stockholders per diluted share	$1.71	$1.64

Weighted average diluted common shares outstanding	221,666	209,605

(1) Other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the year ended December 31, 2020.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2020 and 2019, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2020	2019
Net income attributable to common OP unitholders	$53,508	$30,692
Depreciation and amortization expense related to investments in real estate	299,722	287,572
(Gain) loss on sale of real estate, net	(9,590)	154
Proportionate share of joint venture depreciation and amortization	1,949	1,858
FFO attributable to common OP unitholders	$345,589	$320,276
Transaction expenses	965	2,350
Loss on extinguishment of debt, net	27,726	21,646
Other normalizing adjustments (1)	5,031	—
Normalized FFO attributable to common OP unitholders	$379,311	$344,272

Net income attributable to common OP unitholders per diluted OP unit	$0.24	$0.15
FFO adjustments per diluted OP unit, net	1.32	1.38
FFO attributable to common OP unitholders per diluted OP unit	$1.56	$1.53
Normalized FFO adjustments per diluted OP unit, net	0.15	0.11
Normalized FFO attributable to common OP unitholders per diluted OP unit	$1.71	$1.64

Weighted average diluted common OP units outstanding	221,666	209,605

(1) Other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the year ended December 31, 2020.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the years ended December 31, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Net income	$53,508	$30,758
General and administrative expenses	42,969	41,360
Transaction expenses	965	2,350
Depreciation and amortization expense	303,828	290,384
Interest expense	94,613	96,632
(Gain) loss on sale of real estate, net	(9,590)	154
Loss on extinguishment of debt, net	27,726	21,646
Income from unconsolidated joint venture	(1,612)	(1,882)
Other income	(301)	(841)
NOI	$512,106	$480,561
Straight-line rent adjustments, net	(15,971)	(9,861)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments (1)	(2,722)	(3,347)
Notes receivable interest income	(161)	(96)
Other normalizing adjustments (2)	5,031	—
Cash NOI	$498,283	$467,257
The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Cash NOI	$498,283	$467,257
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(36,408)	(9,273)
Redevelopment Cash NOI	698	(2,635)
Intended for sale Cash NOI	(5,486)	(5,499)
Same-Property Cash NOI (3)	$457,087	$449,850

(1) The presentation includes certain adjustments to allow for the consistent treatment of items impacted by Topic 842-Leases.
(2) Other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand for the year ended December 31, 2020.

(3) Same-Property includes 399 buildings for the years ended December 31, 2020 and 2019.
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
As of December 31, 2020, we had liquidity of $1.4 billion, including $1.0 billion available under our unsecured revolving credit facility, $277.5 million of forward equity agreements, and $115.4 million of cash and cash equivalents.
In addition, we had unencumbered assets with a gross book value of $7.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2020, we estimate that our expenditures for capital improvements for 2021 will range from $85 million to $95 million depending on leasing activity. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.4 billion allows us the flexibility to fund such capital expenditures.
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
The following is a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,			Current Year Change	Prior Year Change
	2020	2019	2018
Cash, cash equivalents and restricted cash - beginning of year	$37,616	$133,530	$118,560	$(95,914)	$14,970
Net cash provided by operating activities	387,962	340,394	337,396	47,568	2,998
Net cash (used in) provided by investing activities	(319,260)	(667,289)	176,309	348,029	(843,598)
Net cash provided by (used in) financing activities	12,447	230,981	(498,735)	(218,534)	729,716
Cash, cash equivalents and restricted cash - end of year	$118,765	$37,616	$133,530	$81,149	$(95,914)
Net cash provided by operating activities increased in 2020 primarily due to the impact of our 2020 and 2019 acquisitions, contractual rent increases and improved operating efficiencies. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the year ended December 31, 2020, net cash used in investing activities primarily related to the investment in real estate of $185.3 million, capital expenditures of $74.7 million and development costs of $77.1 million, partially offset by proceeds from the sale of real estate of $22.9 million. For the year ended December 31, 2019, net cash used in investing activities primarily related to investments in real estate of $553.3 million, capital expenditures of $91.5 million and development costs of $28.1 million, partially offset by proceeds from the sale of real estate of $4.9 million. For the year ended December 31, 2018, net cash provided by investing activities primarily related to proceeds from the sale of real estate of $305.1 million, which was partially offset by capital expenditures of $77.9 million and development of costs of $34.3 million.
For the year ended December 31, 2020, net cash provided by financing activities primarily related to the proceeds from unsecured senior notes of $793.6 million and net proceeds of shares of common stock issued of $50.0 million, offset by payments on our unsecured senior notes of $300.0 million, dividends paid to holders of our common stock of $275.8 million, payments on our secured mortgage loans of $114.1 million, net payments under our revolving credit facility of $100.0 million, and the repurchase and cancellation of common stock of $5.2 million. For the year ended December 31, 2019, net cash provided financing activities primarily related to the proceeds from unsecured senior notes of $906.9 million, net proceeds of shares of common stock issued of $323.4 million, and net borrowings under our revolving credit facility of $100.0 million which was partially offset by payments on our unsecured senior notes of $700.0 million, dividends paid to holders of our common stock of $256.1 million, payments on our secured mortgage loans of $97.4 million, and repurchase and cancellation of our common stock of $12.2 million. For the year ended December 31, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $252.7 million, payments on our secured mortgage loans of $241.0 million, and the repurchases of our common stock of $70.3 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million.
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
For the year ended December 31, 2020, we paid cash dividends of $275.8 million on our common stock. In January 2021, we paid cash dividends on our common stock of $70.0 million for the quarter ended December 31, 2020.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of December 31, 2020, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 32.3%.
As of December 31, 2020, we had debt outstanding of $3.0 billion and the weighted average interest rate therein was 2.89% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2020, the full $1.0 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of December 31, 2020, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of December 31, 2020, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030, and $800.0 million of senior notes maturing in 2031.
Fixed Rate Mortgages
During the year ended December 31, 2020, we made payments on our fixed rate mortgages of $114.1 million and as of December 31, 2020, we had no fixed rate mortgages outstanding.
Commitments and Contingencies
See Note 10 - Commitments and Contingencies in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2020, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.

Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2020 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$300,000	$200,000	$2,550,000	$3,050,000
Interest (1)	81,433	160,916	152,007	237,175	631,531
Ground lease and other operating lease obligations	11,045	22,621	20,946	642,671	697,283
Total	$92,478	$483,537	$372,953	$3,429,846	$4,378,814

(1) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2020 and excludes the impact of our interest rate swaps. Forward rates do not contemplate the transition of LIBOR to Secured Overnight Financing Rate or other rate to be used in the calculation of interest amounts. Any differences between LIBOR and alternative rates are not deemed to be material.

Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2020, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating lease arrangements consisting primarily of ground leases which as of December 31, 2020 were not carried on our consolidated balance sheets.
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
The table below presents, as of December 31, 2020, information about HTA's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in effect as of December 31, 2020 (in thousands, except interest rates):

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt, gross	$—	$—	$—	$—	$—	$2,550,000	$2,550,000	$2,757,227
Weighted average interest rate on fixed rate debt (per annum)	—%	—%	—%	—%	—%	2.98%	2.98%
Variable rate debt, gross	$—	$—	$300,000	$200,000	$—	$—	$500,000	$501,346
Weighted average interest rate on variable rate debt (per annum)	—%	—%	1.42%	1.24%	—%	—%	1.35%
Interest Rate Swaps:
Variable to Fixed	$—	$—	$300,000	$200,000	$—	$—	$500,000	$501,346
Average pay rate	—%	—%	1.42%	1.32%	—%	—%	1.38%
Average receive rate	—%	—%	0.32%	0.24%	—%	—%	0.29%
As of December 31, 2020, we had $3.1 billion of gross fixed and variable rate debt with interest rates ranging from 1.14% to 3.75% per annum and a weighted average interest rate of 2.69% per annum, excluding the impact of cash flow hedges. We had $2.6 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 2.98% per annum and $500.0 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 1.23% per annum as of December 31, 2020, excluding the impact of cash flow hedges.
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
As of December 31, 2020, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2020.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
February 24, 2021

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
As of December 31, 2020, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2020.
(b) Management’s report on internal control over financial reporting. HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2020.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting. There were no changes in HTALP’s internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 24, 2021
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports,” in HTA’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2021.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in HTA’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in HTA’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Real Estate and Accumulated Depreciation (Schedule III)	102
Mortgage Loans on Real Estate Assets (Schedule IV)	111
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
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Recoverability of Real Estate and Real Estate Related Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. The Company's undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, and capitalization rates.
Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2020, no impairment loss has been recognized on real estate assets.
Given the Company’s evaluation of possible indicators of impairment of real estate assets requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of management's undiscounted future cash flows analysis and assessment of expected remaining holding period required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indicators of impairment included the following, among others:
•We tested the effectiveness of controls over management’s analysis for impairment indicators, including the identification of impairment indicator properties and the valuation methodologies and significant estimates and assumptions used by management to determine fair value measurements.
•We audited management’s impairment indicator analysis by:
◦Evaluating management's process for identifying impairment indicators and whether management appropriately considered the examples of impairment indicators provided within the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment.
◦Conducting independent market analysis to determine if there were additional indicators of impairment not identified by management.
◦Conducting inquiries of property management, leasing, asset management, and other departments outside of the accounting department to determine if there might be additional indicators of impairment not identified by management.
◦Performing site visits for select properties to assess the presence of any physical nonfinancial indications of impairment that may exist but were not identified by management.
•With the assistance of our fair value specialists, we evaluated management’s fair value estimates for various properties that exhibited indicators of impairment by:
◦Evaluating whether the valuation method used was in accordance with ASC 820, Fair Value Measurement.
◦Evaluating the undiscounted future cash flows analysis, including estimates of future occupancy levels, rental rates, and capitalization rates, in addition to the assessment of expected remaining holding period for each real estate asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
Investments in Real Estate - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
For the year ended December 31, 2020, the Company had acquired investments in real estate with an aggregate purchase price of $191.7 million. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on relative fair value, to land, buildings and improvements, in-place leases, above or below market leases, and other intangible assets. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, and costs during the expected lease-up periods.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for investments in real estate included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 24, 2021
We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of the General Partner of Healthcare Trust of America Holdings, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Recoverability of Real Estate and Real Estate Related Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. The Company's undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, and capitalization rates.
Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2020, no impairment loss has been recognized on real estate assets.
Given the Company’s evaluation of possible indicators of impairment of real estate assets requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of management's undiscounted future cash flows analysis and assessment of expected remaining holding period required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indicators of impairment included the following, among others:
•We tested the effectiveness of controls over management’s analysis for impairment indicators, including the identification of impairment indicator properties and the valuation methodologies and significant estimates and assumptions used by management to determine fair value measurements.
•We audited management’s impairment indicator analysis by:
◦Evaluating management's process for identifying impairment indicators and whether management appropriately considered the examples of impairment indicators provided within the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment.
◦Conducting independent market analysis to determine if there were additional indicators of impairment not identified by management.
◦Conducting inquiries of property management, leasing, asset management, and other departments outside of the accounting department to determine if there might be additional indicators of impairment not identified by management.
◦Performing site visits for select properties to assess the presence of any physical nonfinancial indications of impairment that may exist but were not identified by management.
•With the assistance of our fair value specialists, we evaluated management’s fair value estimates for various properties that exhibited indicators of impairment by:
◦Evaluating whether the valuation method used was in accordance with ASC 820, Fair Value Measurement.
◦Evaluating the undiscounted future cash flows analysis, including estimates of future occupancy levels, rental rates, and capitalization rates, in addition to the assessment of expected remaining holding period for each real estate asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
Investments in Real Estate - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
For the year ended December 31, 2020, the Company had acquired investments in real estate with an aggregate purchase price of $191.7 million. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on relative fair value, to land, buildings and improvements, in-place leases, above or below market leases, and other intangible assets. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, and costs during the expected lease-up periods.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for investments in real estate included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 24, 2021
We have served as the Company’s auditor since 2013.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate investments:
Land	$596,269	$584,546
Building and improvements	6,507,816	6,252,854
Lease intangibles	628,621	628,066
Construction in progress	80,178	28,150
	7,812,884	7,493,616
Accumulated depreciation and amortization	(1,702,719)	(1,447,815)
Real estate investments, net	6,110,165	6,045,801
Investment in unconsolidated joint venture	64,360	65,888
Cash and cash equivalents	115,407	32,713
Restricted cash	3,358	4,903
Receivables and other assets, net	251,728	237,024
Right-of-use assets - operating leases, net	235,223	239,867
Other intangibles, net	10,451	12,553
Total assets	$6,790,692	$6,638,749
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,026,999	$2,749,775
Accounts payable and accrued liabilities	200,358	171,698
Derivative financial instruments - interest rate swaps	14,957	29
Security deposits, prepaid rent and other liabilities	82,553	49,174
Lease liabilities - operating leases	198,367	198,650
Intangible liabilities, net	32,539	38,779
Total liabilities	3,555,773	3,208,105
Commitments and contingencies
Redeemable noncontrolling interests	—	—
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 218,587,012 and 216,453,312 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,186	2,165
Additional paid-in capital	4,916,784	4,854,042
Accumulated other comprehensive (loss) income	(16,979)	4,546
Cumulative dividends in excess of earnings	(1,727,752)	(1,502,744)
Total stockholders’ equity	3,174,239	3,358,009
Noncontrolling interests	60,680	72,635
Total equity	3,234,919	3,430,644
Total liabilities and equity	$6,790,692	$6,638,749
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$738,414	$691,527	$696,030
Interest and other operating income	551	513	396
Total revenues	738,965	692,040	696,426
Expenses:
Rental	226,859	211,479	220,617
General and administrative	42,969	41,360	35,196
Transaction	965	2,350	1,003
Depreciation and amortization	303,828	290,384	279,630
Interest expense	94,613	96,632	101,849
Impairment	—	—	8,887
Total expenses	669,234	642,205	647,182
Gain (loss) on sale of real estate, net	9,590	(154)	165,977
Loss on extinguishment of debt, net	(27,726)	(21,646)	242
Income from unconsolidated joint venture	1,612	1,882	1,735
Other income	301	841	428
Net income	$53,508	$30,758	$217,626
Net income attributable to noncontrolling interests (1)	(890)	(604)	(4,163)
Net income attributable to common stockholders	$52,618	$30,154	$213,463
Earnings per common share - basic:
Net income attributable to common stockholders	$0.24	$0.15	$1.04
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.24	$0.14	$1.02
Weighted average common shares outstanding:
Basic	218,078	205,720	206,065
Diluted	221,666	209,605	210,061

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$53,508	$30,758	$217,626

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(21,876)	4,316	34
Total other comprehensive (loss) income	(21,876)	4,316	34

Total comprehensive income	31,632	35,074	217,660
Comprehensive income attributable to noncontrolling interests	(539)	(615)	(4,075)
Total comprehensive income attributable to common stockholders	$31,093	$34,459	$213,585
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Issuance of common stock, net	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	308	4	9,751	—	—	9,755	411	10,166
Repurchase and cancellation of common stock	(2,678)	(27)	(70,292)	—	—	(70,319)	—	(70,319)
Redemption of noncontrolling interest and other	195	2	5,193	—	—	5,195	(5,195)	—
Dividends declared ($1.230 per common share)	—	—	—	—	(253,699)	(253,699)	(5,067)	(258,766)
Net income	—	—	—	—	213,463	213,463	4,074	217,537
Other comprehensive income	—	—	—	33		33	1	34
Balance as of December 31, 2018	205,267	2,053	4,525,969	307	(1,272,305)	3,256,024	78,890	3,334,914
Issuance of common stock, net	11,096	112	322,106	—	—	322,218	—	322,218
Issuance of OP Units in HTALP	—	—	—	—	—	—	2,603	2,603
Issuance of limited partner OP Units in connection with acquisitions	—	—	—	—	—	—	2,000	2,000
Share-based award transactions, net	319	3	10,124	—	—	10,127	—	10,127
Repurchase and cancellation of common stock	(487)	(5)	(12,173)	—	—	(12,178)	—	(12,178)
Redemption of noncontrolling interest and other	258	2	8,016	—	—	8,018	(6,293)	1,725
Dividends declared ($1.250 per common share)	—	—	—	—	(260,593)	(260,593)	(5,180)	(265,773)
Net income	—	—	—	—	30,154	30,154	538	30,692
Other comprehensive income	—	—	—	4,239	—	4,239	77	4,316
Balance as of December 31, 2019	216,453	2,165	4,854,042	4,546	(1,502,744)	3,358,009	72,635	3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Issuance of OP Units in HTALP	—	—	—	—	—	—	1,378	1,378
Share-based award transactions, net	263	3	8,913	—	—	8,916	—	8,916
Repurchase and cancellation of common stock	(174)	(2)	(5,190)	—	—	(5,192)	—	(5,192)
Redemption of noncontrolling interest and other	361	3	9,016	—	—	9,019	(9,019)	—
Dividends declared ($1.270 per common share)	—	—	—	—	(277,626)	(277,626)	(4,853)	(282,479)
Net income	—	—	—	—	52,618	52,618	890	53,508
Other comprehensive loss	—	—	—	(21,525)	—	(21,525)	(351)	(21,876)
Balance as of December 31, 2020	218,578	$2,186	$4,916,784	$(16,979)	$(1,727,752)	$3,174,239	$60,680	$3,234,919
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$53,508	$30,758	$217,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,039	280,969	271,441
Share-based compensation expense	8,916	10,127	9,755
Impairment	—	—	8,887
Income from unconsolidated joint venture	(1,612)	(1,882)	(1,735)
Distributions from unconsolidated joint venture	3,240	3,030	2,665
(Gain) loss on sale of real estate, net	(9,590)	154	(165,977)
Loss (gain) on extinguishment of debt, net	27,726	21,646	(242)
Changes in operating assets and liabilities:
Receivables and other assets, net	(11,042)	(12,857)	(17,558)
Accounts payable and accrued liabilities	2,066	(128)	9,478
Prepaid rent and other liabilities	31,711	8,577	3,056
Net cash provided by operating activities	387,962	340,394	337,396
Cash flows from investing activities:
Investments in real estate	(185,286)	(553,298)	(17,389)
Development of real estate	(77,077)	(28,066)	(34,270)
Proceeds from the sale of real estate	22,939	4,880	305,135
Capital expenditures	(74,743)	(91,544)	(77,870)
Collection of real estate notes receivable	907	739	703
Advances on real estate notes receivable	(6,000)	—	—
Net cash (used in) provided by investing activities	(319,260)	(667,289)	176,309
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	1,329,862	610,000	145,000
Payments on unsecured revolving credit facility	(1,429,862)	(510,000)	(145,000)
Proceeds from unsecured senior notes	793,568	906,927	—
Payments on unsecured senior notes	(300,000)	(700,000)	—
Payments on secured mortgage loans	(114,060)	(97,361)	(241,021)
Deferred financing costs	(6,800)	(7,776)	(782)
Debt extinguishment costs	(25,939)	(18,383)	(1,909)
Proceeds from issuance of common stock	50,020	323,393	72,814
Issuance of OP Units	1,378	—	411
Repurchase and cancellation of common stock	(5,192)	(12,178)	(70,319)
Dividends paid	(275,816)	(256,117)	(252,651)
Distributions paid to noncontrolling interest of limited partners	(4,712)	(8,758)	(5,278)
Sale of noncontrolling interest	—	1,234	—
Net cash provided by (used in) financing activities	12,447	230,981	(498,735)
Net change in cash, cash equivalents and restricted cash	81,149	(95,914)	14,970
Cash, cash equivalents and restricted cash - beginning of year	37,616	133,530	118,560
Cash, cash equivalents and restricted cash - end of year	$118,765	$37,616	$133,530
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
Real estate investments:
Land	$596,269	$584,546
Building and improvements	6,507,816	6,252,854
Lease intangibles	628,621	628,066
Construction in progress	80,178	28,150
	7,812,884	7,493,616
Accumulated depreciation and amortization	(1,702,719)	(1,447,815)
Real estate investments, net	6,110,165	6,045,801
Investment in unconsolidated joint venture	64,360	65,888
Cash and cash equivalents	115,407	32,713
Restricted cash	3,358	4,903
Receivables and other assets, net	251,728	237,024
Right-of-use assets - operating leases, net	235,223	239,867
Other intangibles, net	10,451	12,553
Total assets	$6,790,692	$6,638,749
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,026,999	$2,749,775
Accounts payable and accrued liabilities	200,358	171,698
Derivative financial instruments - interest rate swaps	14,957	29
Security deposits, prepaid rent and other liabilities	82,553	49,174
Lease liabilities - operating leases	198,367	198,650
Intangible liabilities, net	32,539	38,779
Total liabilities	3,555,773	3,208,105
Commitments and contingencies
Redeemable noncontrolling interests	—	—
Partners’ Capital:
Limited partners’ capital, 3,519,545 and 3,834,279 OP Units issued and outstanding as of December 31, 2020 and 2019, respectively	60,410	72,365
General partners’ capital, 218,578,012 and 216,453,312 OP Units issued and outstanding as of December 31, 2020 and 2019, respectively	3,174,509	3,358,279
Total partners’ capital	3,234,919	3,430,644
Total liabilities and partners’ capital	$6,790,692	$6,638,749
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$738,414	$691,527	$696,030
Interest and other operating income	551	513	396
Total revenues	738,965	692,040	696,426
Expenses:
Rental	226,859	211,479	220,617
General and administrative	42,969	41,360	35,196
Transaction	965	2,350	1,003
Depreciation and amortization	303,828	290,384	279,630
Interest expense	94,613	96,632	101,849
Impairment	—	—	8,887
Total expenses	669,234	642,205	647,182
Gain (loss) on sale of real estate, net	9,590	(154)	165,977
(Loss) gain on extinguishment of debt, net	(27,726)	(21,646)	242
Income from unconsolidated joint venture	1,612	1,882	1,735
Other income	301	841	428
Net income	$53,508	$30,758	$217,626
Net income attributable to noncontrolling interests	—	(66)	(89)
Net income attributable to common OP unitholders	$53,508	$30,692	$217,537
Earnings per common OP unit - basic:
Net income attributable to common OP unitholders	$0.24	$0.15	$1.04
Earnings per common OP unit - diluted:
Net income attributable to common OP unitholders	$0.24	$0.15	$1.04
Weighted average common OP units outstanding:
Basic	221,666	209,605	210,061
Diluted	221,666	209,605	210,061
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$53,508	$30,758	$217,626

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(21,876)	4,316	34
Total other comprehensive (loss) income	(21,876)	4,316	34

Total comprehensive income	31,632	35,074	217,660
Comprehensive income attributable to noncontrolling interests	—	(66)	(89)
Total comprehensive income attributable to common unitholders	$31,632	$35,008	$217,571
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Issuance of general partner OP Units, net	2,550	72,814	—	—	72,814
Issuance of limited partner OP Units in connection with an acquisition	—	—	—	—	—
Share-based award transactions, net	308	9,755	—	411	10,166
Redemption and cancellation of general partner OP Units	(2,678)	(70,319)	—	—	(70,319)
Redemption of limited partner OP Units and other	195	5,195	(195)	(5,195)	—
Distributions declared ($1.230 per common unit)	—	(253,699)	—	(5,067)	(258,766)
Net income	—	213,463	—	4,074	217,537
Other comprehensive income	—	33	—	1	34
Balance as of December 31, 2018	205,267	3,256,294	3,929	78,620	3,334,914
Issuance of general partner OP Units, net	11,096	322,218	—	—	322,218
Issuance of limited partner OP Units	—	—	—	2,603	2,603
Issuance of limited partner OP Units in connection with acquisitions	—	—	163	2,000	2,000
Share-based award transactions, net	319	10,127	—	—	10,127
Redemption and cancellation of general partner OP Units	(487)	(12,178)	—	—	(12,178)
Redemption of limited partner OP Units and other	258	8,018	(258)	(6,293)	1,725
Distributions declared ($1.250 per common unit)	—	(260,593)	—	(5,180)	(265,773)
Net income	—	30,154	—	538	30,692
Other comprehensive income	—	4,239	—	77	4,316
Balance as of December 31, 2019	216,453	3,358,279	3,834	72,365	3,430,644
Issuance of general partner OP Units, net	1,675	50,020	—	—	50,020
Issuance of limited partner OP Units	—	—	47	1,378	1,378
Issuance of limited partner OP Units in connection with acquisitions	—	—	—	—	—
Share-based award transactions, net	263	8,916	—	—	8,916
Redemption and cancellation of general partner OP Units	(174)	(5,192)	—	—	(5,192)
Redemption of limited partner OP Units and other	361	9,019	(361)	(9,019)	—
Distributions declared ($1.270 per common unit)	—	(277,626)	—	(4,853)	(282,479)
Net income	—	52,618	—	890	53,508
Other comprehensive loss	—	(21,525)	—	(351)	(21,876)
Balance as of December 31, 2020	218,578	$3,174,509	3,520	$60,410	$3,234,919
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$53,508	$30,758	$217,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,039	280,969	271,441
Share-based compensation expense	8,916	10,127	9,755
Impairment	—	—	8,887
Income from unconsolidated joint venture	(1,612)	(1,882)	(1,735)
Distributions from unconsolidated joint venture	3,240	3,030	2,665
(Gain) loss on sale of real estate, net	(9,590)	154	(165,977)
Loss (gain) on extinguishment of debt, net	27,726	21,646	(242)
Changes in operating assets and liabilities:
Receivables and other assets, net	(11,042)	(12,857)	(17,558)
Accounts payable and accrued liabilities	2,066	(128)	9,478
Prepaid rent and other liabilities	31,711	8,577	3,056
Net cash provided by operating activities	387,962	340,394	337,396
Cash flows from investing activities:
Investments in real estate	(185,286)	(553,298)	(17,389)
Development of real estate	(77,077)	(28,066)	(34,270)
Proceeds from the sale of real estate	22,939	4,880	305,135
Capital expenditures	(74,743)	(91,544)	(77,870)
Collection of real estate notes receivable	907	739	703
Advances on real estate notes receivable	(6,000)	—	—
Net cash (used in) provided by investing activities	(319,260)	(667,289)	176,309
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	1,329,862	610,000	145,000
Payments on unsecured revolving credit facility	(1,429,862)	(510,000)	(145,000)
Proceeds from unsecured senior notes	793,568	906,927	—
Payments on unsecured senior notes	(300,000)	(700,000)	—
Payments on secured mortgage loans	(114,060)	(97,361)	(241,021)
Deferred financing costs	(6,800)	(7,776)	(782)
Debt extinguishment costs	(25,939)	(18,383)	(1,909)
Proceeds from issuance of general partner OP units	50,020	323,393	72,814
Issuance of limited partner OP units	1,378	—	411
Repurchase and cancellation of general partner OP units	(5,192)	(12,178)	(70,319)
Distributions paid to general partner	(275,816)	(256,117)	(252,651)
Distributions paid to limited partners and redeemable noncontrolling interests	(4,712)	(8,758)	(5,278)
Sale of noncontrolling interest	—	1,234	—
Net cash provided by (used in) financing activities	12,447	230,981	(498,735)
Net change in cash, cash equivalents and restricted cash	81,149	(95,914)	14,970
Cash, cash equivalents and restricted cash - beginning of year	37,616	133,530	118,560
Cash, cash equivalents and restricted cash - end of year	$118,765	$37,616	$133,530
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
COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease ("COVID-19") was declared a pandemic by the World Health Organization. As the virus continued to spread throughout the United States and other countries across the world, Federal, state and local governments took various actions including the issuance of "stay-at-home" orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. While many businesses have reopened and vaccinations are being distributed to limited groups of the general population based on need, the economic uncertainty created by the COVID-19 pandemic and the potential for new strains of SARS-CoV-2 or entirely new types of viruses and/or global propagation of communicable disease continue to present risks to the Company and the future results of our operations. Should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by these various governmental agencies ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
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
Reclassifications
Certain prior year amounts related to the presentation of derivative financial instruments - cash flow hedges on the accompanying consolidated balance sheets have been reclassified to conform to the current year presentation.
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
of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2020, 2019 and 2018, there were approximately 3.5 million, 3.8 million and 3.9 million, respectively, of OP Units issued and outstanding.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$115,407	$32,713	$126,221
Restricted cash	3,358	4,903	7,309
Total cash, cash equivalents and restricted cash	$118,765	$37,616	$133,530
Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are recorded as straight-line rent receivables. If we determine that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for real estate taxes, common area maintenance and other certain operating expenses are recognized as revenue on a gross basis in the period in which the related recoverable expenses are incurred.  We accrue revenue corresponding to these expenses on a quarterly basis to adjust recorded amounts to our best estimate of the final annual amounts to be billed. Subsequent to year-end, on a calendar year basis, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed and the actual expenses that were incurred. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.
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
The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, typically ranging from one to 10 years. Furniture, fixtures and equipment is depreciated over 5 years. Depreciation expense of buildings and improvements for the years ended December 31, 2020, 2019 and 2018, was $235.8 million, $219.2 million and $202.8 million, respectively.
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
Through the duration of the COVID-19 pandemic, many lessors may elect to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions getting rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. In conformity with this guidance, we have elected to apply such relief and will use the election so as not to perform a lease by lease analysis where conditions warrant. The Lease Modification Q&A had no material impact on our consolidated financial statements as of and for the year ended December 31, 2020, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.
For the year ended December 31, 2020, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance above was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months of rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. In total, we have approved deferral plans that total approximately $11.1 million, of which approximately $7.3 million have been repaid through December 31, 2020.
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concession at the commencement of the lease in exchange for additional term, on average approximately three years. This category is treated as a modification under Topic 842, with the existing balance of cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, and is offset by substantively more term and/or increased rental rates. Subsequent to December 31, 2020, the Company has entered into minimal new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease.

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
Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of December 31, 2020, there were no assets classified as held for sale. As of December 31, 2019, we had assets held for sale of $4.0 million which are included in receivables and other assets, net in the accompanying consolidated balance sheet.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the years ended December 31, 2020 and 2019, we recorded no impairment charges. During the year ended December 31, 2018, we recorded impairment charges of $8.9 million.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amounts of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2020, 2019 and 2018, there were no impairment losses.
Credit Losses
The Company adopted Topic 326 - Financial Instruments - Credit Losses as of January 1, 2020. See "Recently Issued or Adopted Accounting Pronouncements" below for further information. Pursuant to the guidance, we adopted a policy to book current expected credit losses at the inception of loans qualifying for treatment under Topic 326. During the year ended December 31, 2020, we financed as the lender, a one-year, $6 million loan to which we held a first trust deed in the underlying property as collateral. In October 2020, the note receivable was satisfied in connection with the acquisition of the underlying property. Accordingly, no credit losses were recorded for the year ended December 31, 2020 and we have no remaining instruments in scope of Topic 326.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of December 31, 2020 and 2019, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $64.4 million and $65.9 million, respectively, which is recorded in investment in unconsolidated joint venture in the accompanying consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture in the accompanying consolidated statements

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of operations. For the years ended December 31, 2020, 2019, and 2018, we recognized income of $1.6 million, $1.9 million, and $1.7 million, respectively.
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
Income Taxes
HTA believes that it has qualified to be taxed as a REIT under the provisions of the Code, beginning with the taxable year ending December 31, 2007 and it intends to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, HTA must meet certain organizational and operational requirements, including a requirement to pay dividend distributions to its stockholders of at least 90% of its annual taxable income. As a REIT, HTA is generally not subject to federal income tax on net income that it distributes to its stockholders, but it may be subject to certain state or local taxes and fees.
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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $645.8 million as of December 31, 2020, primarily due to the differences in depreciation and amortization.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2020, we had cash balances of $121.1 million in excess of Federal Deposit Insurance Corporation insured limits.
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
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We adopted ASU 2018-13 as of January 1, 2020 and as of December 31, 2020 there were no transfers between levels and no Level 3 inputs for the period. Refer to Note 13 - Fair Value of Financial Instruments in the accompanying notes to the consolidated financial statements for more detail relating to our fair value disclosures.
Recently Issued Accounting Pronouncements
ASU 2020-04, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04, which is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Reference rate reform is necessary due to the phase out of LIBOR at the end of 2021. The ASU is optional and provides relief around modification and hedge accounting as it specifically arises from changing reference rates, in addition to optional expedients for cash flow hedges, which the Company has. For information related to the Company's current cash flow hedges, refer to Note 9 - Derivative Financial Instruments and Hedging Activities. The amendment is effective from March 12, 2020 through December 31, 2022. The Company is evaluating how the transition away from LIBOR will affect the Company and if the guidance in this standard will be adopted, however, if adopted, we do not expect that this ASU will have a material impact on our financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Investments in Real Estate
For the year ended December 31, 2020, our investments had an aggregate purchase price of $191.7 million. As part of these investments, we incurred approximately $0.9 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Land	$15,242	$108,709	$1,895
Building and improvements	156,486	396,660	14,458
In place leases	17,948	51,629	1,237
Below market leases	(1,132)	(5,187)	(201)
Above market leases	1,215	3,487	—
ROU assets	1,527	—	—
Net assets acquired	191,286	555,298	17,389
Other, net (1)	432	5,158	447
Aggregate purchase price	$191,718	$560,456	$17,836

(1) Other, net, consisted primarily of tenant improvements and capital expenditures received as credits at the time of acquisition.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the years ended December 31, 2020, 2019 and 2018, respectively (in years):

	Year Ended December 31,
	2020	2019	2018
Acquired intangible assets	10.2	5.7	5.8
Acquired intangible liabilities	7.1	7.0	6.5

4. Dispositions and Impairment
Dispositions
During the year ended December 31, 2020, we completed the disposition of one MOB, located in Kansas City for an aggregate gross sales price of $16.8 million, representing approximately 69,000 square feet of GLA, and generating net gains of approximately $7.6 million. Additionally, during the year ended December 31, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million which resulted in a net gain of approximately $2.0 million.
During the year ended December 31, 2019, we completed the disposition of four MOBs, located in South Carolina and New Mexico for an aggregate gross sales price of $4.9 million, representing approximately 51,000 square feet of GLA, and generating net losses of approximately $0.2 million.
During the year ended December 31, 2018, we completed the disposition of 20 MOBs primarily located in Greenville, South Carolina for an aggregate gross sales price of $308.6 million, representing approximately 1.2 million square feet of GLA, and generating net gains of $166.0 million. These dispositions consisted of the following:
◦In August 2018, we completed the Greenville Disposition, which consisted of 17 MOBs for an aggregate gross sales price of $294.3 million in two transactions, representing approximately 1.0 million square feet of GLA and included a single MOB which we classified as held for sale as of June 30, 2018.
◦Additionally, we completed the disposition of three MOBs located in Derry, NH, North Adams, MA and Memphis, TN for an aggregate gross sales price of $14.3 million, representing approximately 0.2 million square feet of GLA.
Impairment
During each of the years ended December 31, 2020 and 2019, we recorded no impairment charges after consideration of the impacts, on a qualitative and quantitative basis, of the ongoing COVID-19 pandemic. As the COVID-19 pandemic continues to develop, we will monitor the performance of our buildings and other assets to determine whether any additional impairment indicators unique to the COVID-19 pandemic are present, including but not limited to, significant prolonged disruption in cash flows, tenant vacancies, or lease modifications, and that would indicate the recoverability of

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recorded values of these assets may be at risk. Accordingly, we will continue to apply the applicable accounting guidance in our consideration of our ongoing impairment analysis as conditions warrant. During the year ended December 31, 2018, we recorded impairment charges of $8.9 million on six MOBs located in Tennessee, Texas and South Carolina.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2020 and 2019, respectively (in thousands, except weighted average remaining amortization terms):

	December 31, 2020		December 31, 2019
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$483,779	9.7	$481,173	9.5
Tenant relationships	144,842	10.0	146,893	9.7
Above market leases	37,876	5.8	37,613	6.2
	666,497		665,679
Accumulated amortization	(427,937)		(387,827)
Total	$238,560	9.6	$277,852	9.4

Liabilities:
Below market leases	$61,896	14.6	$65,966	13.9
Accumulated amortization	(29,357)		(27,187)
Total	$32,539	14.6	$38,779	13.9
The following is a summary of the net intangible amortization for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization recorded against rental income related to above and (below) market leases	$(4,056)	$(4,422)	$(913)
Rental expense related to above and (below) market leasehold interests (1)	—	—	1,129
Amortization expense related to in place leases and tenant relationships	55,138	60,363	68,394

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of rental expense related to above and below market leasehold interests for the year ended December 31, 2019 does not conform to the prior year presentation.
As of December 31, 2020, the amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2021	$45,975	$5,210
2022	36,016	4,603
2023	29,427	3,795
2024	24,437	3,210
2025	20,940	2,681
Thereafter	81,765	13,040
Total	$238,560	$32,539

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2020 and 2019, respectively (in thousands):

	December 31,
	2020	2019
Tenant receivables, net	$17,717	$11,801
Other receivables, net	6,243	13,786
Deferred financing costs, net	2,586	4,325
Deferred leasing costs, net	43,234	36,586
Straight-line rent receivables, net	128,070	107,800
Prepaid expenses, deposits, equipment and other, net	46,114	48,505
Derivative financial instruments - interest rate swaps	—	3,011
Finance ROU asset, net	7,764	3,409
Insurance receivable (1)	—	3,817
Held for sale assets	—	3,984
Total	$251,728	$237,024

(1) Amount in 2019 primarily relates to an involuntary conversion at one of our properties. In 2020, the damages were fully recovered from our insurance company less our deductible.
The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31, 2020
	2020	2019	2018
Amortization expense related to deferred leasing costs	$8,755	$7,976	$6,252
Interest expense related to deferred financing costs	1,724	1,724	1,724
As of December 31, 2020, the amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2021	$10,066
2022	7,975
2023	6,133
2024	5,019
2025	4,202
Thereafter	12,425
Total	$45,820

7. Leases
The majority of our lease expenses are derived from our ground leases and a few corporate leases, which are primarily for office space. We recognize lease expense for these leases on a straight-line basis over the lease term. Many of our leases contain renewal options that can extend the lease term from one to ten years, or in certain cases, longer durations. The exercise of lease renewal options is at our sole discretion. Certain of our ground leases have the option to purchase the land at the end of the initial term. Our leases have one of the following payment options: (i) fixed payment throughout the term; (ii) fixed payments with periodic escalations; (iii) variable lease payments based on the Consumer Price Index (“CPI”) or another similar index; and (iv) a combination of the aforementioned. Our leases do not contain any material residual value guarantees or material restrictive covenants other than certain prohibitions as to the nature of business that can be conducted within the buildings which we own in order to limit activities that may be deemed competitive in nature to the ground lessor’s activities. As of December 31, 2020, we have no new ground leases or corporate leases that have not yet commenced.
During the year ended December 31, 2020, we commenced four new ground leases as part of building acquisitions made during the year. Two of the ground leases were prepaid at the time of property acquisition and the other two were analyzed and classified as finance leases. Additionally, two ground leases previously classified as finance leases were terminated, as we acquired the underlying land through purchase options.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessee - Lease Term and Discount Rates
The following is the weighted average remaining lease term and the weighted average discount rate for our operating and finance leases as of December 31, 2020 (weighted average remaining lease term in years):

December 31, 2020
Operating leases:
Weighted-average remaining lease term	46.8
Weighted-average discount rate	5.3%
Finance leases:
Weighted-average remaining lease term	52.6
Weighted-average discount rate	4.0%
Lessee - Maturity of Lease Liabilities
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases generally have terms up to 99 years, excluding extension options. The following table summarizes the future minimum lease obligations of our operating and finance leases as of December 31, 2020 under Topic 842 (in thousands):

Year	Operating leases	Finance leases
2021	$10,730	$315
2022	10,926	315
2023	11,066	314
2024	10,412	314
2025	9,902	318
Thereafter	624,257	18,414
Total undiscounted lease payments	$677,293	$19,990
Less: Interest	(478,926)	(12,209)
Present value of lease liabilities	$198,367	$7,781

Lessor - Lease Revenues and Maturity of Future Minimum Rents
We have operating leases with tenants that expire at various dates through 2043 which generally include fixed increases or adjustment based on the consumer price index. Leases also provide for additional rents based on certain operating expenses.
For the years ended December 31, 2020 and 2019, we recognized $732.5 million and $686.2 million, respectively, of rental and other lease-related income related to our operating leases, of which $169.1 million and $154.3 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2020 under Topic 842 (in thousands):

Year	Amount
2021	$550,240
2022	506,059
2023	453,070
2024	400,405
2025	350,126
Thereafter	1,465,483
Total	$3,725,383

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of December 31, 2020 and 2019, respectively (in thousands):

	December 31,
	2020	2019
Unsecured revolving credit facility	$—	$100,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,050,000
Fixed rate mortgages	—	114,060
	3,050,000	2,764,060
Deferred financing costs, net	(19,157)	(16,255)
Net premium (discount)	(3,844)	1,970
Total	$3,026,999	$2,749,775
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2020, HTALP had no outstanding balance under the unsecured revolving credit facility. The current margin associated with any future borrowings is 1.00% per annum and the facility fee is 0.20% per annum.
$300.0 Million Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2020 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.52% per annum, based on our current credit rating. As of December 31, 2020, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2020 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum. As of December 31, 2020, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2023
In September 2020, in connection with HTALP's issuance of $800.0 million of unsecured senior notes due 2031 referenced below, all of the $300.0 million outstanding 2023 unsecured senior notes originally due to mature on April 15, 2023, including any accrued and unpaid interest and make-whole provision, were redeemed in full, with net proceeds from the offering. The make-whole fee that was required per the terms of the indenture agreement upon our calling these notes of $24.7 million is recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations.
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
respectively, per annum. As of December 31, 2020, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of December 31, 2020, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 Million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of December 31, 2020, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 Million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 2.00% per annum and are payable semi-annually. Additionally, these unsecured notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. We incurred financing costs of $6.8 million in relation to this transaction, which are being amortized through the maturity date. As of December 31, 2020, HTALP had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Fixed Rate Mortgages
During the year ended December 31, 2020, we repaid $114.1 million of our fixed rate mortgages. As of December 31, 2020, HTALP and its subsidiaries had no fixed rate mortgages outstanding.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2020 (in thousands):

Year	Amount
2021	$—
2022	—
2023	300,000
2024	200,000
2025	—
Thereafter	2,550,000
Total	$3,050,000

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Financing Costs
As of December 31, 2020, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2021	$2,993
2022	2,993
2023	2,497
2024	2,104
2025	2,092
Thereafter	6,478
Total	$19,157
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of December 31, 2020, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
Amounts reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $6.6 million will be reclassified from other comprehensive income (loss) in the accompanying consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying consolidated statements of operations.
As of December 31, 2020, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Flow Hedges	December 31, 2020
Number of instruments	7
Notional amount	$500,000
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively (in thousands). We had no offsetting derivatives as of December 31, 2020.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swaps	Receivables and other assets	$—	$3,011	Derivative financial instruments	$14,957	$29
The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands).

		Year Ended December 31,
Effect of Derivative Instruments	Operations and Comprehensive (Loss) Income	2020	2019	2018
(Loss) gain recognized in OCI	Change in unrealized losses on cash flow hedges	$(25,773)	$5,910	$1,385
(Loss) gain reclassified from accumulated OCI into income	Interest expense	(3,897)	1,594	746
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying consolidated statements of operations. There were no non-designated hedges as of December 31, 2020 and 2019, respectively.
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
As of December 31, 2020, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $15.3 million. As of December 31, 2020, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
11. Redeemable Noncontrolling Interests
As discussed in Note 2 - Summary of Significant Accounting Policies, redeemable noncontrolling interests in the accompanying consolidated balance sheets represent the noncontrolling interest in a joint venture in which we own the majority interest. The noncontrolling interest holders in the joint venture have the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019. The redemption price was based on the fair value of their interest at the time of option exercise. As of September 30, 2019, all redeemable noncontrolling interests had either converted their interest to OP Units or received cash proceeds. Since that time and through December 31, 2020, there has been no activity.
The following is summary of the activity of our redeemable noncontrolling interests as of December 31, 2020 and 2019, respectively (in thousands):

	December 31,
	2020	2019
Beginning balance	$—	$6,544
Net income attributable to noncontrolling interests	—	66
Distributions	—	(141)
Fair value adjustment	—	(425)
Redemptions	—	(3,441)
Issuance of OP Units	—	(2,603)
Ending balance	$—	$—

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
During the year ended December 31, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreement. All four of these forward sale arrangements mature in accordance with their applicable contract terms by the middle of 2021.
As of December 31, 2020, $570.6 million remained available for issuance by us under our current ATM. Refer to Note 14 - Per Share Data of HTA to these consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In September 2020, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of December 31, 2020, the remaining amount of common stock available for repurchase under the stock repurchase plan was $300.0 million. During the year ended December 31, 2019, we repurchased approximately 345,786 shares of our outstanding common stock under the previous stock repurchase plan, at an average price of $24.65 per share, pursuant to this stock repurchase plan, which expired on August 1, 2020.
Common Stock Dividends
See our accompanying consolidated statements of equity and changes in partners’ capital for the dividends declared during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, declared but unpaid dividends totaling $71.4 million and $69.5 million, respectively, were included in accounts payable and accrued liabilities.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of December 31, 2020, there were 804,786 awards available for grant under the Plan.
Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2020, 2019 and 2018, were $29.83, $26.08 and $28.65, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2020, 2019 and 2018 were $12.6 million, $8.9 million and $7.8 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense of $8.9 million, $10.1 million and $9.8 million respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2020, we had $4.8 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.5 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of our restricted common stock activity as of December 31, 2020 and 2019, respectively:

	December 31, 2020		December 31, 2019
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	600,987	$28.04	624,349	$29.35
Granted	273,503	29.83	333,820	26.08
Vested	(426,693)	28.93	(341,470)	28.51
Forfeited	(11,398)	28.88	(15,712)	28.19
Ending balance	436,399	$28.27	600,987	$28.04

13. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$—	$—	$3,011	$3,011
Level 2 - Liabilities:
Derivative financial instruments	$14,957	$14,957	$29	$29
Debt	3,026,999	3,258,573	2,749,775	2,826,983
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
14. Per Share Data of HTA
During the year ended December 31, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $277.5 million, with an average share price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021.
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
In addition, we considered the potential dilution resulting from the forward equity agreement(s) on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement(s) during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the years ended December 31, 2020 and 2019, included the effect from the assumed issuance of 0.6 million and 21.6 million shares of our common stock, respectively, pursuant to the settlement(s) of the forward equity agreement(s) at the contractual price(s), less the assumed repurchase of our common stock at the average market price using the proceeds of approximately $21.3 million and $629.5 million, respectively, adjusted for costs to borrow. For the years ended December 31, 2020 and 2019, approximately 819,000 and 57,000, respectively, weighted-average incremental shares of our common stock were excluded from the computation of our weighted-average shares - diluted, as the impact was anti-dilutive.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the years ended December 31, 2020, 2019 and 2018, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$53,508	$30,758	$217,626
Net income attributable to noncontrolling interests	(890)	(604)	(4,163)
Net income attributable to common stockholders	$52,618	$30,154	$213,463
Denominator:
Weighted average shares outstanding - basic	218,078	205,720	206,065
Dilutive shares - OP Units convertible into common stock	3,588	3,885	3,996
Adjusted weighted average shares outstanding - diluted	221,666	209,605	210,061
Earnings per common share - basic
Net income attributable to common stockholders	$0.24	$0.15	$1.04
Earnings per common share - diluted
Net income attributable to common stockholders	$0.24	$0.14	$1.02

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Per Unit Data of HTALP
During the year ended December 31, 2020, we issued approximately 1.7 million shares of our common stock under our ATM for net proceeds of approximately $50.0 million, adjusted for costs to borrow equating to a net price to us of $29.86 per share of common stock.
Additionally, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with anticipated net proceeds of $277.5 million, with an average share price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021. Refer to Note 14 - Per Share Data of HTA to our consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in 2019 and March 2020.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$53,508	$30,758	$217,626
Net income attributable to noncontrolling interests	—	(66)	(89)
Net income attributable to common OP unitholders	$53,508	$30,692	$217,537
Denominator:
Weighted average units outstanding - basic	221,666	209,605	210,061
Dilutive units - OP Units convertible into common units	—	—	—
Adjusted weighted average OP units outstanding - diluted	221,666	209,605	210,061
Earnings per common unit - basic:
Net income attributable to common OP unitholders	$0.24	$0.15	$1.04
Earnings per common unit - diluted:
Net income attributable to common OP unitholders	$0.24	$0.15	$1.04

16. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$83,375	$94,668	$101,165
Cash paid for operating leases	12,465	11,842	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital and development expenditures	$31,807	$6,381	$9,878
Extinguishment of finance ground lease from land acquisition	1,710	—	—
Dividend distributions declared, but not paid	71,423	69,468	65,034
Issuance of OP Units in HTALP	—	2,603	—
Issuance of OP Units in HTALP in connection with an acquisition	—	2,000	—
Note receivable retired in connection with an acquisition	6,000	—	—
Redemption of noncontrolling interest	9,019	7,527	5,195
ROU assets obtained in exchange for lease obligations	4,373	200,879	—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
17. Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions for the years ended December 31, 2020, 2019 and 2018 (in per share):

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$0.6976	$0.6405	$0.6559
Return of capital	0.5582	0.6045	—
Capital gain	0.0092	—	0.5691
Total	$1.2650	$1.2450	$1.2250

18. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2020 and 2019. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2020	March 31	June 30	September 30	December 31
Revenues	$185,776	$178,845	$187,326	$187,018
Net income (loss)	18,208	13,725	(6,932)	28,507
Net income (loss) attributable to common stockholders	17,901	13,489	(6,827)	28,055
Earnings per common share - basic:
Net income (loss) attributable to common stockholders	$0.08	$0.06	$(0.03)	$0.13
Earnings per common share - diluted:
Net income (loss) attributable to common stockholders	$0.08	$0.06	$(0.03)	$0.13

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
19. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2020 and 2019. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2020	March 31	June 30	September 30	December 31
Revenues	$185,776	$178,845	$187,326	$187,018
Net income (loss)	18,208	13,725	(6,932)	28,507
Net income (loss) attributable to common OP unitholders	18,208	13,725	(6,932)	28,507
Earnings per common OP unit - basic:
Net income (loss) attributable to common OP unitholders	$0.08	$0.06	$(0.03)	$0.13
Earnings per common OP unit - diluted:
Net income (loss) attributable to common OP unitholders	$0.08	$0.06	$(0.03)	$0.13

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.

	Quarter Ended (1)
2019	March 31	June 30	September 30	December 31
Revenues	$168,966	$171,757	$175,004	$176,313
Net income (loss)	13,701	16,598	(8,577)	9,036
Net income (loss) attributable to common OP unitholders	13,673	16,560	(8,577)	9,036
Earnings per common OP unit - basic:
Net income (loss) attributable to common OP unitholders	$0.07	$0.08	$(0.04)	$0.04
Earnings per common OP unit - diluted:
Net income (loss) attributable to common OP unitholders	$0.07	$0.08	$(0.04)	$0.04

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

The following schedule presents our total real estate investments and accumulated depreciation for our portfolio as of December 31, 2020 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Operating Properties:
Shelby MOBs	Alabaster, AL	$—	$—	$25,095	$2,411	$—	$27,506	$27,506	$(4,326)	1995-1998	2016	36
Simon Williamson Clinic	Birmingham, AL	—	—	25,689	25	—	25,714	25,714	(3,841)	2007	2016	36
Jasper	Jasper, AL	—	—	5,973	451	—	6,424	6,424	(1,350)	1979	2016	25
Phoenix Med Center	Glendale, AZ	—	453	2,768	824	453	3,592	4,045	(1,357)	1989	2011	39
Thunderbird MOP	Glendale, AZ	—	3,842	19,679	4,164	3,842	23,843	27,685	(11,198)	1976-1987	2007	39
Peoria MOB	Peoria, AZ	—	605	4,394	2,024	605	6,418	7,023	(1,845)	2000	2010	39
Baptist MC	Phoenix, AZ	—	—	12,637	4,032	—	16,669	16,669	(6,001)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	3,145	—	30,883	30,883	(9,154)	2004-2006	2011	39
Dignity Phoenix MOBs	Phoenix, AZ	—	—	66,106	3,189	—	69,295	69,295	(10,009)	1984-1997	2017	20-39
Estrella Med Center	Phoenix, AZ	—	—	24,703	3,242	—	27,945	27,945	(9,525)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,642	6,031	—	18,673	18,673	(7,812)	1971-2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	2,859	—	9,469	9,469	(4,005)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	4,717	—	20,905	20,905	(7,674)	1997-2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	3,276	744	16,742	17,486	(7,056)	1987-2002	2009	39
Gateway Med Plaza	Tucson, AZ	—	—	14,005	933	—	14,938	14,938	(4,384)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,697	1,193	7,804	8,997	(3,536)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	5,862	1,309	23,434	24,743	(9,594)	1980 -1984	2007	39
Dignity Mercy MOBs	Bakersfield, CA	—	—	15,207	241	—	15,448	15,448	(2,190)	1992	2017	35
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	3,204	5,109	21,165	26,274	(7,115)	1986	2008	39
Dignity Glendale MOB	Glendale, CA	—	—	7,244	235	—	7,479	7,479	(1,256)	1980	2017	30
3rd Street MOB	Los Angeles, CA	—	10,603	63,419	999	10,603	64,418	75,021	(3,171)	1990	2019	39
Mission Medical Center MOBs	Mission Viejo, CA	—	21,911	117,672	6,913	21,911	124,585	146,496	(14,237)	1972-1985	2016	39
Dignity Northridge MOBs	Northridge, CA	—	—	21,467	952	—	22,419	22,419	(3,255)	1979-1994	2017	30-35
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	2,006	—	13,906	13,906	(4,846)	2009	2010	39
Facey MOB	Santa Clarita, CA	—	6,452	5,586	19,622	6,452	25,208	31,660	(2,401)	2018	2017	39
Dignity Marian MOBs	Santa Maria, CA	—	—	13,646	802	—	14,448	14,448	(2,496)	1994-1995	2017	17-38
SCL Health MOBs	Denver, CO	—	11,652	104,327	5,676	11,652	110,003	121,655	(11,186)	2015-2017	2017	39
Rampart MOB	Denver, CO	—	3,794	13,077	376	3,794	13,453	17,247	(662)	1983-1995	2019	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	641	3,032	13,194	16,226	(4,496)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	9,155	2,240	19,581	21,821	(7,938)	1983-1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	1,909	3,736	31,455	35,191	(6,509)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	2,035	5,142	30,673	35,815	(7,073)	2008	2013	39
80 Fisher	Avon, CT	—	—	5,094	23	—	5,117	5,117	(1,186)	2008	2016	39
533 Cottage - Northwestern	Bloomfield, CT	—	726	3,964	(527)	726	3,437	4,163	(639)	1955	2016	35
Northwestern MOBs	Bloomfield, CT	—	1,369	6,287	550	1,369	6,837	8,206	(1,609)	1985	2016	35
406 Farmington	Farmington, CT	—	379	3,509	3	379	3,512	3,891	(572)	1988	2016	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
704 Hebron	Glastonbury, CT	$—	$2,223	$6,544	$49	2,223	6,593	8,816	$(1,307)	2001	2016	37
Gateway MOBs	Glastonbury, CT	—	11,328	41,320	10,588	13,448	49,788	63,236	(8,456)	2007-2017	2016-2017	39
Hamden MOB	Hamden, CT	—	4,925	36,835	7	4,925	36,842	41,767	(1,211)	1970-1972	2019	39
Haynes MOBs	Manchester, CT	—	1,100	14,620	49	1,100	14,669	15,769	(2,255)	2007-2010	2016	39
Pomeroy MOBs	Meriden, CT	—	1,774	10,078	6	1,774	10,084	11,858	(2,059)	2009-2011	2016	39
Saybrook MOBs	Middleton, CT	—	—	10,314	1,057	—	11,371	11,371	(2,411)	1989	2016	28
Yale Long Wharf	New Haven, CT	—	9,367	58,691	9,138	9,367	67,829	77,196	(14,586)	1977	2016	30
Devine MOBs	North Haven, CT	—	3,606	27,278	957	3,606	28,235	31,841	(4,727)	2006-2017	2016-2017	35
Evergreen MOBs	South Windsor, CT	—	5,565	25,839	314	5,833	25,885	31,718	(4,411)	2006-2011	2016	39
Westport Center	Westport, CT	—	3,311	13,296	269	3,311	13,565	16,876	(876)	1985	2019	39
Day Hill MOBs	Windsor, CT	—	3,980	7,055	222	3,980	7,277	11,257	(2,032)	1990-1999	2016	30
Riverside MOB	Bradenton, FL	—	2,230	7,689	224	2,230	7,913	10,143	(1,681)	1980	2016	25
Brandon MOP	Brandon, FL	—	901	6,946	480	901	7,426	8,327	(2,837)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	29	3,470	12,650	16,120	(3,162)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(7,653)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	6,231	—	21,743	21,743	(7,311)	1980	2013	39
Palmetto II	Hialeah, FL	—	—	51,480	—	—	51,480	51,480	—	1992	2020	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(1)	4,291	9,219	13,510	(4,187)	1985	2007	39
King Street MOB	Jacksonville, FL	—	—	7,232	296	—	7,528	7,528	(2,625)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	1,404	1,204	13,182	14,386	(3,075)	1996-1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	462	768	3,464	4,232	(1,369)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	401	1,082	3,988	5,070	(1,634)	1996-1999	2007-2008	39
Largo Medical Center	Largo, FL	—	—	51,045	1,137	—	52,182	52,182	(10,935)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	2,160	729	11,068	11,797	(4,509)	1975-1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	1,514	—	5,771	5,771	(2,496)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	150	5	9,670	9,675	(2,335)	2009	2013	39
North Shore MOB	Miami, FL	—	—	4,942	2,003	—	6,945	6,945	(2,830)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	6,486	11,855	20,119	31,974	(6,803)	1954-2006	2014	27
Commons V MOB	Naples, FL	—	4,173	9,070	3,071	4,173	12,141	16,314	(4,451)	1990	2007	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	1,195	—	9,710	9,710	(3,401)	2000	2010	39
Florida Hospital MOBs	Orlando, Sebring and Tampa, FL	—	—	151,647	4,088	—	155,735	155,735	(17,862)	2006-2012	2017	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	974	—	6,685	6,685	(2,284)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	15	686	8,117	8,803	(1,969)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	50	—	6,177	6,177	(1,456)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(5,358)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(7,242)	2007	2010	39
Optimal MOBs	Tampa, FL	—	4,002	69,824	567	4,002	70,391	74,393	(8,778)	2005-2015	2017	39
Tampa Medical Village MOB	Tampa, FL	—	3,627	14,806	1,367	3,627	16,173	19,800	(2,286)	2003	2017	35
VA MOBs	Tampa, FL	—	17,802	80,154	910	17,802	81,064	98,866	(8,679)	2013	2017	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(5,497)	2001-2003	2010	39
Wellington MAP III	Wellington, FL	—	—	10,511	347	—	10,858	10,858	(3,304)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	11,773	—	34,825	34,825	(7,846)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	34	2,840	12,859	15,699	(5,628)	1988	2007	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Camp Creek Med Center	Atlanta, GA	$—	$2,961	$19,688	$2,003	2,961	21,691	24,652	$(7,662)	2006 - 2010	2010-2012	39
Camp Creek MOB	Atlanta, GA	—	328	12,539	—	328	12,539	12,867	(486)	2018	2019	39
North Atlanta MOBs	Atlanta, GA	—	—	41,836	1,860	—	43,696	43,696	(5,023)	2011-2012	2017	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(6,210)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	61	432	4,118	4,550	(1,202)	2007	2013	39
Harbin Clinic MOBs	Cedartown, Rome and Summerville, GA	—	7,097	112,155	1,669	7,097	113,824	120,921	(14,632)	1960-2010	2017	30-39
Decatur MP	Decatur, GA	—	3,166	6,862	1,418	3,166	8,280	11,446	(3,140)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	4,211	2,802	16,713	19,515	(6,797)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	4,779	1,290	12,025	13,315	(4,968)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	2,850	1,276	15,047	16,323	(5,601)	2000	2008	39
WellStar Tower MOB	Marietta, GA	—	748	13,528	269	748	13,797	14,545	(2,549)	2007	2015	39
Shakerag MC	Peachtree City, GA	—	743	3,290	1,391	743	4,681	5,424	(2,504)	1994	2007	39
Overlook at Eagle's Landing	Stockbridge, GA	—	638	6,685	620	638	7,305	7,943	(2,455)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	2,976	4,260	17,612	21,872	(7,318)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	949	—	17,507	17,507	(3,540)	2001	2015	35
Honolulu MOB	Honolulu, HI	—	—	27,336	3,078	—	30,414	30,414	(6,057)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	999	—	17,252	17,252	(3,932)	1999	2014	35
North Curtis Road	Boise, ID	—	382	5,995	24	382	6,019	6,401	(258)	1983	2020	39
Eagle Road MOB	Meridian, ID	—	666	9,636	5	666	9,641	10,307	(773)	2000	2019	39
Chicago MOBs	Chicago, IL	—	7,723	129,520	827	7,723	130,347	138,070	(13,094)	2006-2017	2017	38-39
Streeterville Center MOB	Chicago, IL	—	4,223	35,008	15	4,223	35,023	39,246	(1,863)	1968	2019	39
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(10,700)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	562	431	1,201	1,632	(577)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	726	381	4,301	4,682	(1,829)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	—	318	1,899	449	318	2,348	2,666	(1,009)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	60	1,748	22,023	23,771	(7,982)	1952-1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(1,296)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	1,522	—	9,768	9,768	(2,017)	2004	2013	39
Ft. Wayne MOB	Ft. Wayne, IN	—	—	6,579	—	—	6,579	6,579	(2,084)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	741	560	4,322	4,882	(1,732)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	8,954	2,216	20,108	22,324	(9,874)	1988-1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	2,810	1,556	9,738	11,294	(3,946)	2002-2003	2007-2008	39
Glendale Professional Plaza	Indianapolis, IN	—	570	2,739	2,075	570	4,814	5,384	(2,548)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	3,687	1,044	17,235	18,279	(7,572)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	4,656	1,236	14,496	15,732	(7,543)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	5,882	1,427	21,438	22,865	(9,241)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	2,475	1,127	12,889	14,016	(5,800)	1994	2008	39
Southpointe MOP	Indianapolis, IN	—	2,190	7,548	2,751	2,190	10,299	12,489	(5,080)	1996	2007	39
St. Vincent MOB	Indianapolis, IN	—	2,964	23,352	189	2,964	23,541	26,505	(3,083)	2007	2017	35
Kokomo MOP	Kokomo, IN	—	1,779	9,614	3,117	1,779	12,731	14,510	(5,423)	1992-1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	26	—	10,978	10,978	(3,532)	2006	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Community Health Pavilion	Noblesville, IN	$—	$5,560	$28,988	$1,301	5,560	30,289	35,849	$(6,830)	2009	2015	39
Zionsville MC	Zionsville, IN	—	655	2,877	1,120	664	3,988	4,652	(1,865)	1992	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(1,695)	1976-2007	2012	31
670 Albany	Boston, MA	—	—	104,365	171	—	104,536	104,536	(16,617)	2005	2015	39
Tufts Medical Center	Boston, MA	—	32,514	109,180	9,778	32,514	118,958	151,472	(27,839)	1924-2015	2014	35
St. Elizabeth's Med Center	Brighton, MA	—	—	20,929	3,230	1,379	22,780	24,159	(6,693)	1965-2013	2012	31
Pearl Street MOBs	Brockton, MA	—	4,714	18,193	1,068	4,714	19,261	23,975	(3,415)	1966-2004	2016	39
Good Samaritan MOBs	Brockton , MA	—	—	15,887	1,217	144	16,960	17,104	(4,850)	1980-2007	2012	31
Carney Hospital MOB	Dorchester, MA	—	—	7,250	771	530	7,491	8,021	(2,186)	1978	2012	31
St. Anne's Hospital MOB	Fall River, MA	—	—	9,304	130	40	9,394	9,434	(2,126)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	427	2,295	7,621	9,916	(2,443)	1930-2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	304	168	4,638	4,806	(1,671)	1988	2012	31
Morton Hospital MOB	Taunton, MA	—	—	15,317	1,652	502	16,467	16,969	(7,333)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	4,061	3,362	19,616	22,978	(5,998)	1900-1986	2015	20
Johnston Professional Building	Baltimore, MD	—	—	21,481	544	—	22,025	22,025	(4,602)	1993	2014	35
Triad Tech Center	Baltimore, MD	—	—	26,548	—	—	26,548	26,548	(7,779)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	1,383	—	43,754	43,754	(13,151)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	1,810	1,571	7,596	9,167	(3,292)	1981	2008	39
Gallery Professional Building	St. Paul, MN	—	1,157	5,009	3,652	1,157	8,661	9,818	(5,254)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	774	4,313	28,574	32,887	(10,652)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	1,088	2,242	14,218	16,460	(5,344)	1978	2008	39
Winghaven MOB	O'Fallon, MO	—	1,455	9,708	1,779	1,455	11,487	12,942	(4,467)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(908)	304	646	950	(520)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	1,025	—	12,411	12,411	(4,413)	2007	2010	39
Baptist Memorial MOB	Oxford, MS	—	—	26,263	7,563	—	33,826	33,826	(2,732)	2017	2017	39
Medical Park of Cary	Cary, NC	—	2,931	20,305	32,448	2,931	52,753	55,684	(8,703)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	484	1,449	18,710	20,159	(3,222)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	1,111	2,200	16,067	18,267	(3,163)	2002-2006	2015	39
Carolinas Health MOB	Charlotte, NC	—	—	75,198	120	—	75,318	75,318	(8,140)	2006	2017	39
Davidson MOB	Davidson , NC	—	1,188	8,556	7	1,188	8,563	9,751	(460)	2001	2019	39
Duke Fertility Center	Durham, NC	—	596	3,882	—	596	3,882	4,478	(557)	2006	2016	39
Hock Plaza II	Durham, NC	—	680	27,044	580	680	27,624	28,304	(3,648)	2006	2016	36
UNC Rex Holly Springs	Holly Springs, NC	—	—	27,591	11,076	—	38,667	38,667	(3,277)	2011	2017	39
Huntersville Office Park	Huntersville, NC	—	5,376	67,125	98	5,376	67,223	72,599	(3,634)	1990-2001	2019	39
Rosedale MOB	Huntersville, NC	—	1,281	7,738	26	1,281	7,764	9,045	(434)	2005	2019	39
Medical Park MOBs	Mooresville, NC	—	1,771	13,266	7,753	2,041	20,749	22,790	(3,695)	2000-2005	2017	23
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	733	1,732	9,624	11,356	(2,604)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	6,732	2,381	22,362	24,743	(8,277)	1989	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Sandy Forks MOB	Raleigh, NC	$—	$652	$7,263	$26	652	7,289	7,941	$(702)	2016	2018	39
Sunset Ridge MOBs	Raleigh, NC	—	811	3,926	654	811	4,580	5,391	(458)	1999	2018	39
Piedmond MOB	Statesville, NC	—	1,024	13,911	—	1,024	13,911	14,935	(653)	1984	2020	39
Hackensack MOB	North Bergen, NJ	—	—	31,658	602	—	32,260	32,260	(3,128)	2014	2017	39
Mountain View MOB	Las Cruces, NM	—	—	41,553	2,968	—	44,521	44,521	(4,788)	2003	2017	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(2,424)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	4,247	—	19,024	19,024	(6,854)	2007	2010	39
Madison Ave MOB	Albany, NY	—	83	2,759	142	83	2,901	2,984	(986)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	—	1,870	29,453	6,038	1,870	35,491	37,361	(12,266)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	670	1,439	28,309	29,748	(8,660)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	1,152	1,699	19,592	21,291	(6,711)	1998-2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	404	—	24,620	24,620	(6,880)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	4,509	2,305	42,003	44,308	(14,863)	2001	2010	39
ACP MOB	New York, NY	—	53,265	62,873	499	53,265	63,372	116,637	(2,041)	1920-1988	2019	39
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(4,479)	1981	2014	31
Westchester MOBs	White Plains, NY	—	17,274	41,865	10,715	17,274	52,580	69,854	(13,978)	1967-1983	2014	29
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	92	—	9,903	9,903	(1,855)	2010	2015	39
Good Sam MOB	Cincinnati, OH	—	1,825	9,966	24	1,825	9,990	11,815	(1,240)	2011	2017	39
Jewish MOB	Cincinnati, OH	—	—	16,187	—	—	16,187	16,187	(2,417)	1999	2017	35
TriHealth	Cincinnati, OH	—	—	34,894	34	—	34,928	34,928	(3,469)	2016	2017	39
Olentangy	Columbus, OH	—	1,247	9,830	996	1,247	10,826	12,073	(768)	1985	2019	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	4,655	2,326	21,862	24,188	(8,365)	2001-2003	2007-2010	39
Polaris MOB	Columbus, OH	—	1,447	12,192	64	1,447	12,256	13,703	(1,921)	2012	2016	39
Gahanna MOB	Gahanna, OH	—	1,078	5,674	59	1,078	5,733	6,811	(1,061)	1997	2016	30
Kindred MOBs	Avon, OH, Germantown, TN, Indianapolis, IN and Springfield, MO	—	4,238	118,778	36	4,238	118,814	123,052	(12,734)	2013-2016	2017	39
Hilliard II MOB	Hilliard, OH	—	959	7,260	255	959	7,515	8,474	(1,262)	2014	2016	38
Hilliard MOB	Hilliard, OH	—	946	11,174	735	946	11,909	12,855	(2,498)	2013	2015	39
Park Place MOP	Kettering, OH	—	1,987	11,341	5,853	1,987	17,194	19,181	(7,389)	1998-2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	1,145	842	6,785	7,627	(2,939)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	1,175	372	4,811	5,183	(2,023)	1977	2008	39
St. Ann's MOB	Westerville, OH	—	—	16,978	—	—	16,978	16,978	(61)	2004	2020	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	4,312	—	30,287	30,287	(11,394)	1991-1996	2008	39
Silverton Health MOB	Woodburn, OR	—	953	6,164	(52)	953	6,112	7,065	(943)	2001	2016	35
Monroeville MOB	Monroeville, PA	—	3,264	7,038	1,751	3,264	8,789	12,053	(3,627)	1985-1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(12,076)	1985	2007	39
1740 South MOB	Philadelphia, PA	—	1,855	7,735	35	1,855	7,770	9,625	(453)	1986	2019	39
Main Line Bryn Mawr MOB	Philadelphia, PA	—	—	46,967	4,331	—	51,298	51,298	(4,540)	2017	2017	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	4,111	2,489	34,379	36,868	(9,818)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	4,890	1,774	43,811	45,585	(13,936)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	4,481	1,514	36,849	38,363	(10,557)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	3,132	3,480	4,802	8,282	(1,010)	1891	2015	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Cannon Park Place	Charleston, SC	$—	$425	$8,651	$1,431	425	10,082	10,507	$(3,547)	1998	2010	39
MUSC Elm MOB	Charleston, SC	—	1,172	4,361	178	1,172	4,539	5,711	(793)	2015	2016	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	937	3,763	20,724	24,487	(4,328)	2007	2014	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	286	2,470	6,575	9,045	(1,985)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	2,999	2,073	8,938	11,011	(2,860)	1992	2010	39
MUSC University MOB	North Charleston, SC	—	1,524	9,627	53	1,524	9,680	11,204	(2,159)	2006	2015	36
St. Thomas DePaul MOB	Murfreesboro, TN	—	—	55,040	705	—	55,745	55,745	(5,972)	2008	2017	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	11,045	1,278	47,586	48,864	(19,023)	1976-2006	2008-2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	605	1,110	18,293	19,403	(6,093)	2007	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	561	—	15,733	15,733	(3,585)	1999	2013	39
BS&W MOBs	Austin, TX	—	—	300,952	2,355	—	303,307	303,307	(32,244)	2009-2016	2017	39
Post Oak North MC	Austin, TX	—	887	7,011	(61)	887	6,950	7,837	(1,649)	2007	2013	39
MatureWell MOB	Bryan, TX	—	1,307	11,078	—	1,307	11,078	12,385	(1,480)	2016	2017	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	278	—	32,772	32,772	(8,761)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(5,146)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	1,817	778	6,647	7,425	(1,991)	2007	2008	39
Cedar Park MOB	Cedar Park, TX	—	—	30,338	1,421	—	31,759	31,759	(3,287)	2007	2017	39
Corsicana MOB	Corsicana, TX	—	—	6,781	624	—	7,405	7,405	(2,708)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(6,435)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	2,016	9,670	13,168	22,838	(3,035)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	7,423	3,340	42,494	45,834	(10,061)	2011	2013	39
Northpoint Medical	Dallas, TX	—	2,388	14,621	760	2,388	15,381	17,769	(2,741)	2017	2017	20
Baylor MOBs	Dallas/Fort Woth, TX	—	9,956	122,852	6,625	9,956	129,477	139,433	(13,012)	2013-2017	2017	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(4,144)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	614	—	8,157	8,157	(2,482)	2000	2010	39
El Paso MOB	El Paso, TX	—	2,075	14,902	(4)	2,075	14,898	16,973	(936)	1994-2008	2019	39
Cliff Medical Plaza MOB	El Paso, TX	—	1,064	1,972	3,818	1,064	5,790	6,854	(2,406)	1977	2016	8
Providence Medical Plaza	El Paso, TX	—	—	5,396	3,986	—	9,382	9,382	(2,369)	1981	2016	20
Sierra Medical	El Paso, TX	—	—	2,998	1,079	—	4,077	4,077	(1,446)	1972	2016	15
Texas Tech MOB	El Paso, TX	—	—	42,419	—	—	42,419	42,419	—	2017	2020	39
Texas Health MOB	Fort Worth, TX	—	—	38,429	187	—	38,616	38,616	(4,160)	2014	2017	39
Conifer	Frisco, TX	—	4,807	67,076	(3,163)	4,807	63,913	68,720	(6,112)	2014	2017	38
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	10,081	1,238	30,060	31,298	(8,684)	2012	2013	39
Greenville MOB	Greenville, TX	—	616	10,822	860	616	11,682	12,298	(4,122)	2007	2008	39
Gemini MOB	Houston, TX	—	4,619	17,450	131	4,619	17,581	22,200	(749)	1985-1986	2019	39
7900 Fannin MOB	Houston, TX	—	—	34,764	2,379	—	37,143	37,143	(11,423)	2005	2010	39
Cypress Medical Building MOB	Houston, TX	—	—	4,678	452	—	5,130	5,130	(1,285)	1984	2016	30
Cypress Station MOB	Houston, TX	—	1,345	8,312	(1,018)	1,345	7,294	8,639	(3,477)	1981	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Park Plaza MOB	Houston, TX	$—	$5,719	$50,054	$7,475	5,719	57,529	63,248	$(13,080)	1984	2016	24
Triumph Hospital NW	Houston, TX	—	1,377	14,531	240	1,377	14,771	16,148	(6,164)	1986	2007	39
Memorial Hermann MOBs	Humble, TX	—	—	9,479	12,920	—	22,399	22,399	(2,283)	1993	2017	25-39
Jourdanton MOB	Jourdanton, TX	—	—	17,804	2	—	17,806	17,806	(1,864)	2013	2017	39
Houston Methodist MOBs	Katy, TX	—	—	43,078	3,246	—	46,324	46,324	(4,576)	2001-2006	2017	35-39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	139	622	3,641	4,263	(1,315)	2006	2008	39
Seton Medical MOB	Kyle, TX	—	—	30,102	2,321	—	32,423	32,423	(3,622)	2009	2017	39
Lewisville MOB	Lewisville, TX	—	452	3,841	6	452	3,847	4,299	(1,272)	2000	2010	39
Longview Regional MOBs	Longview, TX	—	—	59,258	—	—	59,258	59,258	(6,418)	2003-2015	2017	36-39
Terrace Medical Building	Nacogdoches, TX	—	—	179	(7)	—	172	172	(164)	1975	2016	5
Towers Medical Plaza	Nacogdoches, TX	—	—	786	296	—	1,082	1,082	(565)	1981	2016	10
North Cypress MOBs	North Cypress/Houston, TX	—	7,841	121,215	2,217	7,841	123,432	131,273	(13,627)	2006-2015	2017	35-39
Pearland MOB	Pearland, TX	—	912	4,628	783	912	5,411	6,323	(2,091)	2003-2007	2010	39
Independence Medical Village	Plano, TX	—	4,229	17,874	22	4,229	17,896	22,125	(2,936)	2014	2016	39
San Angelo MOB	San Angelo, TX	—	—	3,907	127	—	4,034	4,034	(1,607)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	1,209	416	14,899	15,315	(5,431)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	1,325	—	10,973	10,973	(4,232)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(14)	1,656	14,018	15,674	(5,963)	1989	2007	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	5,225	832	26,393	27,225	(7,832)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(1,771)	736	3,840	4,576	(1,940)	1957	2008	39
Wylie Medical Plaza	Wylie, TX	—	1,412	15,353	10	1,412	15,363	16,775	(545)	2013	2020	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	575	3,701	25,017	28,718	(8,623)	2004	2008	39
Salt Lake Regional Medical Building	Salt Lake City, UT	—	—	10,351	8	—	10,359	10,359	(221)	1989	2020	39
Faifax MOB	Fairfax, VA	—	2,404	14,074	6	2,404	14,080	16,484	(885)	1959	2019	39
Fair Oaks MOB	Fairfax, VA	—	—	47,616	421	—	48,037	48,037	(4,846)	2009	2017	39
Aurora - Menomonee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(6,354)	1964	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(2,335)	1983	2009	39
Columbia St. Mary's MOBs	Milwaukee, WI	—	—	87,825	544	—	88,369	88,369	(8,665)	1994-2007	2017	35-39
		$—	$569,344	$5,981,581	$534,534	$577,650	$6,507,816	$7,085,466	$(1,302,204)

Undeveloped land:
Coral Reef	Miami, FL	$—	$1,160	$—	$—	1,160	—	1,160	$—	N/A	2017	N/A
Forest Park Pavilion III	Dallas, TX	—	7,014	—	—	7,014	—	7,014	—	N/A	2019	N/A
1737 N Loop	Houston, TX	—	10,445	—	—	10,445	—	10,445	—	N/A	2020	N/A
		$—	$18,619	$—	$—	$18,619	$—	$18,619	$—

Total		$—	$587,963	$5,981,581	$534,534	$596,269	$6,507,816	$7,104,085	$(1,302,204)
(a)The cost capitalized subsequent to acquisition is net of dispositions.
(b)The above table excludes lease intangibles; see notes (d) and (g).

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(c)The changes in total real estate for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of the year	$6,837,400	$6,269,023	$6,316,143
Acquisitions	171,728	505,424	16,353
Additions	121,777	90,859	126,379
Dispositions	(26,820)	(27,906)	(180,965)
Impairments	—	—	(8,887)
Balance as of the end of the year (d)	$7,104,085	$6,837,400	$6,269,023

(d)The balances as of December 31, 2020, 2019 and 2018 exclude gross lease intangibles of $628.6 million, $628.1 million and $599.9 million, respectively.
(e)The aggregate cost of our real estate for federal income tax purposes was $6.8 billion.
(f)The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of the year	$1,085,048	$882,488	$734,783
Additions	236,271	217,566	202,837
Dispositions	(19,115)	(15,006)	(55,132)
Balance as of the end of the year (g)	$1,302,204	$1,085,048	$882,488
(g)The balances as of December 31, 2020, 2019 and 2018 exclude accumulated amortization of lease intangibles of $400.5 million, $362.8 million and $325.7 million, respectively.
(h)Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one to 10 years, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS

			In Thousands
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First trust deed on medical real estate located in:
Texas	5.00%	6/1/2021	(1)	$—	$3,000	$555	$—
Texas	7.00%	3/13/2021	(2)	—	6,000	—	—
				$—	$9,000	$555	$—

(1) Interest only payments for twelve months commencing July 1, 2016 through and including June 1, 2017. Thereafter, 48 monthly principal and interest payments of $69 thousand with one final, balloon payment on the maturity date for all unpaid principal and interest.

(2) Interest only payments for twelve months with one final, balloon payment on the maturity date for all unpaid principal and interest. The loan was retired in October 2020 in connection with HTA’s acquisition of the underlying asset.

The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of the year	$1,332	$2,070	$2,773
Additions:
New mortgage loans	6,000	—	—
Deductions:
Mortgage loan retired in connection with an acquisition	(6,000)	—	—
Collection of mortgage loans	(777)	(738)	(703)
Balance as of the end of the year	$555	$1,332	$2,070

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

1.29
Underwriting Agreement, dated September 14, 2020, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., and Wells Fargo Securities, LLC, Jefferies LLC, J.P. Morgan Securities LLC, and U.S. Bancorp Investments, Inc. as representatives of the several underwriters named therein (included as Exhibit 1.1 to our Current Report on Form 8-K filed on September 15, 2020 and incorporated herein by reference).

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

3.5
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

3.11
Articles Supplementary of Healthcare Trust of America, Inc., dated July 14, 2017 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

3.12
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

4.4
2031 Notes Indenture, dated as of September 28, 2020, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 2.000% Senior Notes due 2031 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).

4.5*	Description of Registrant's Securities.
5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.3	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.4	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.5	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
5.6	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

5.7	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.8	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.9	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
5.10	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
5.11	Opinion of McDermott Will & Emery LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
8.3	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
8.4	Opinion of McDermott Will & Emery LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
10.1*	Agreement Representing Indemnification Matters, dated February 22, 2021.
10.2	Form of Indemnification Agreement executed by Jay P. Leupp (included as Exhibit 10.2 to our Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).
10.3	Form of Indemnification Agreement executed by Vicki U. Booth (included as Exhibit 10.1 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.4	Form of Indemnification Agreement executed by Roberta B. Bowman (included as Exhibit 10.2 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.5	Form of Indemnification Agreement executed by Daniel S. Henson (included as Exhibit 10.3 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
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

10.39	Form of Indemnification Agreement executed by H. Lee Cooper (included as Exhibit 10.1 to our Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).
10.40	Agreement Respecting Indemnification Matters, dated November 3, 2020 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2020 and incorporated herein by reference).
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.
23.3	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
23.4	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).
23.5	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.6	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.7	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.8	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.9	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.10	Consent of Katz, Sapper & Miller, LLP (included as Exhibit 23.2 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.11	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
23.12	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.13	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.14	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
23.15	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
23.16	Consents of McDermott Will & Emery LLP (included as Exhibit 5.2 and 8.1 to our current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 24, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 24, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 24, 2021

By:	/s/ W. Bradley Blair, II	Lead Director
W. Bradley Blair, II
Date:	February 24, 2021

By:	/s/ Vicki U. Booth	Director
Vicki U. Booth
Date:	February 24, 2021

By:	/s/ H. Lee Cooper	Director
H. Lee Cooper
Date:	February 24, 2021

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 24, 2021

By:	/s/ Peter N. Foss	Director
Peter N. Foss
Date:	February 24, 2021

By:	/s/ Jay P. Leupp	Director
Jay P. Leupp
Date:	February 24, 2021

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 24, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 24, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 24, 2021	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 24, 2021	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Lead Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021

By:	/s/ Vicki U. Booth	Director of Healthcare Trust of America, Inc., general partner of
	Vicki U. Booth	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021

By:	/s/ H. Lee Cooper	Director of Healthcare Trust of America, Inc., general partner of
	H. Lee Cooper	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021

By:	/s/ Peter N. Foss	Director of Healthcare Trust of America, Inc., general partner of
	Peter N. Foss	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021

By:	/s/ Jay P. Leupp	Director of Healthcare Trust of America, Inc., general partner of
	Jay P. Leupp	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 24, 2021