Form 10-Q
period 2021-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2021-05-07
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 3, 2021, there were 218,826,453 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2021, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2021, HTA owned a 98.4% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments:
Land	$596,084	$596,269
Building and improvements	6,500,503	6,507,816
Lease intangibles	617,774	628,621
Construction in progress	95,341	80,178
	7,809,702	7,812,884
Accumulated depreciation and amortization	(1,738,056)	(1,702,719)
Real estate investments, net	6,071,646	6,110,165
Assets held for sale, net	36,098	—
Investment in unconsolidated joint venture	63,972	64,360
Cash and cash equivalents	29,990	115,407
Restricted cash	3,096	3,358
Receivables and other assets, net	251,558	251,728
Right-of-use assets - operating leases, net	230,708	235,223
Other intangibles, net	9,523	10,451
Total assets	$6,696,591	$6,790,692
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,027,732	$3,026,999
Accounts payable and accrued liabilities	159,226	200,358
Liabilities of assets held for sale	3,375	—
Derivative financial instruments - interest rate swaps	12,222	14,957
Security deposits, prepaid rent and other liabilities	78,433	82,553
Lease liabilities - operating leases	195,338	198,367
Intangible liabilities, net	31,278	32,539
Total liabilities	3,507,604	3,555,773
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 218,823,963 and 218,578,012 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,188	2,186
Additional paid-in capital	4,917,126	4,916,784
Accumulated other comprehensive loss	(14,231)	(16,979)
Cumulative dividends in excess of earnings	(1,775,745)	(1,727,752)
Total stockholders’ equity	3,129,338	3,174,239
Noncontrolling interests	59,649	60,680
Total equity	3,188,987	3,234,919
Total liabilities and equity	$6,696,591	$6,790,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$191,350	$185,531
Interest and other operating income	143	245
Total revenues	191,493	185,776
Expenses:
Rental	59,579	56,862
General and administrative	10,560	11,518
Transaction	96	140
Depreciation and amortization	76,274	77,665
Interest expense	22,986	23,872
Total expenses	169,495	170,057
Gain on sale of real estate, net	—	1,991
Income from unconsolidated joint venture	392	422
Other income	3	76
Net income	$22,393	$18,208
Net income attributable to noncontrolling interests	(363)	(307)
Net income attributable to common stockholders	$22,030	$17,901
Earnings per common share - basic:
Net income attributable to common stockholders	$0.10	$0.08
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.10	$0.08
Weighted average common shares outstanding:
Basic	218,753	216,692
Diluted	222,268	220,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$22,393	$18,208

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	2,792	(22,498)
Total other comprehensive income (loss)	2,792	(22,498)

Total comprehensive income (loss)	25,185	(4,290)
Comprehensive (income) loss attributable to noncontrolling interests	(407)	53
Total comprehensive income (loss) attributable to common stockholders	$24,778	$(4,237)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Share-based award transactions, net	236	2	3,201	—	—	3,203	—	3,203
Repurchase and cancellation of common stock	(154)	(2)	(4,622)	—	—	(4,624)	—	(4,624)
Redemption of noncontrolling interest and other	273	3	6,773	—	—	6,776	(6,776)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,867)	(68,867)	(1,134)	(70,001)
Net income	—	—	—	—	17,901	17,901	307	18,208
Other comprehensive loss	—	—	—	(22,138)	—	(22,138)	(360)	(22,498)
Balance as of March 31, 2020	218,483	$2,185	$4,909,397	$(17,592)	$(1,553,710)	$3,340,280	$64,672	$3,404,952

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	218,578	$2,186	$4,916,784	$(16,979)	$(1,727,752)	$3,174,239	$60,680	$3,234,919
Share-based award transactions, net	354	3	3,334	—	—	3,337	—	3,337
Repurchase and cancellation of common stock	(119)	(1)	(3,247)	—	—	(3,248)	—	(3,248)
Redemption of noncontrolling interest and other	11	—	255	—	—	255	(255)	—
Dividends declared ($0.320 per common share)	—	—	—	—	(70,023)	(70,023)	(1,183)	(71,206)
Net income	—	—	—	—	22,030	22,030	363	22,393
Other comprehensive income	—	—	—	2,748	—	2,748	44	2,792
Balance as of March 31, 2021	218,824	$2,188	$4,917,126	$(14,231)	$(1,775,745)	$3,129,338	$59,649	$3,188,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$22,393	$18,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,671	72,949
Share-based compensation expense	3,337	3,203
Income from unconsolidated joint venture	(392)	(422)
Distributions from unconsolidated joint venture	785	885
Gain on sale of real estate, net	—	(1,991)
Changes in operating assets and liabilities:
Receivables and other assets, net	2,275	1,196
Accounts payable and accrued liabilities	(27,613)	(19,662)
Security deposits, prepaid rent and other liabilities	(7,103)	1,055
Net cash provided by operating activities	65,353	75,421
Cash flows from investing activities:
Investments in real estate	(30,472)	(41,338)
Development of real estate	(17,096)	(12,103)
Proceeds from the sale of real estate	—	6,420
Capital expenditures	(28,931)	(23,793)
Collection of real estate notes receivable	200	191
Advances on real estate notes receivable	—	(6,000)
Net cash used in investing activities	(76,299)	(76,623)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	15,000	720,000
Payments on unsecured revolving credit facility	(15,000)	(415,000)
Payments on secured mortgage loans	—	(95,602)
Proceeds from issuance of common stock	—	50,020
Repurchase and cancellation of common stock	(3,248)	(4,624)
Dividends paid	(70,000)	(68,227)
Distributions paid to noncontrolling interest of limited partners	(1,485)	(1,509)
Net cash (used in) provided by financing activities	(74,733)	185,058
Net change in cash, cash equivalents and restricted cash	(85,679)	183,856
Cash, cash equivalents and restricted cash - beginning of period	118,765	37,616
Cash, cash equivalents and restricted cash - end of period	$33,086	$221,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments:
Land	$596,084	$596,269
Building and improvements	6,500,503	6,507,816
Lease intangibles	617,774	628,621
Construction in progress	95,341	80,178
	7,809,702	7,812,884
Accumulated depreciation and amortization	(1,738,056)	(1,702,719)
Real estate investments, net	6,071,646	6,110,165
Assets held for sale, net	36,098	—
Investment in unconsolidated joint venture	63,972	64,360
Cash and cash equivalents	29,990	115,407
Restricted cash	3,096	3,358
Receivables and other assets, net	251,558	251,728
Right-of-use assets - operating leases, net	230,708	235,223
Other intangibles, net	9,523	10,451
Total assets	$6,696,591	$6,790,692
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,027,732	$3,026,999
Accounts payable and accrued liabilities	159,226	200,358
Liabilities of assets held for sale	3,375	—
Derivative financial instruments - interest rate swaps	12,222	14,957
Security deposits, prepaid rent and other liabilities	78,433	82,553
Lease liabilities - operating leases	195,338	198,367
Intangible liabilities, net	31,278	32,539
Total liabilities	3,507,604	3,555,773
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 3,508,545 and 3,519,545 OP Units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	59,379	60,410
General partners’ capital, 218,823,963 and 218,578,012 OP Units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,129,608	3,174,509
Total partners’ capital	3,188,987	3,234,919
Total liabilities and partners’ capital	$6,696,591	$6,790,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$191,350	$185,531
Interest and other operating income	143	245
Total revenues	191,493	185,776
Expenses:
Rental	59,579	56,862
General and administrative	10,560	11,518
Transaction	96	140
Depreciation and amortization	76,274	77,665
Interest expense	22,986	23,872
Total expenses	169,495	170,057
Gain on sale of real estate, net	—	1,991
Income from unconsolidated joint venture	392	422
Other income	3	76
Net income	$22,393	$18,208
Net income attributable to noncontrolling interests	—	—
Net income attributable to common unitholders	$22,393	$18,208
Earnings per common OP Unit - basic:
Net income attributable to common unitholders	$0.10	$0.08
Earnings per common OP Unit - diluted:
Net income attributable to common unitholders	$0.10	$0.08
Weighted average common OP Units outstanding:
Basic	222,268	220,368
Diluted	222,268	220,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$22,393	$18,208

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	2,792	(22,498)
Total other comprehensive income (loss)	2,792	(22,498)

Total comprehensive (loss) income	25,185	(4,290)
Comprehensive income attributable to noncontrolling interests	—	—
Total comprehensive (loss) income attributable to common unitholders	$25,185	$(4,290)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
Issuance of general partner OP Units	1,675	50,020	—	—	50,020
Share-based award transactions, net	236	3,203	—	—	3,203
Redemption and cancellation of general partner OP Units	(154)	(4,624)	—	—	(4,624)
Redemption of limited partner OP Units and other	273	6,776	(273)	(6,776)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,867)	—	(1,134)	(70,001)
Net income	—	17,901	—	307	18,208
Other comprehensive loss	—	(22,138)	—	(360)	(22,498)
Balance as of March 31, 2020	218,483	$3,340,550	3,561	$64,402	$3,404,952

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2020	218,578	$3,174,509	3,520	$60,410	$3,234,919
Share-based award transactions, net	354	3,337	—	—	3,337
Redemption and cancellation of general partner OP Units	(119)	(3,248)	—	—	(3,248)
Redemption of limited partner OP Units and other	11	255	(11)	(255)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,023)	—	(1,183)	(71,206)
Net income	—	22,030	—	363	22,393
Other comprehensive income	—	2,748	—	44	2,792
Balance as of March 31, 2021	218,824	$3,129,608	3,509	$59,379	$3,188,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$22,393	$18,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,671	72,949
Share-based compensation expense	3,337	3,203
Income from unconsolidated joint venture	(392)	(422)
Distributions from unconsolidated joint venture	785	885
Gain on sale of real estate, net	—	(1,991)
Changes in operating assets and liabilities:
Receivables and other assets, net	2,275	1,196
Accounts payable and accrued liabilities	(27,613)	(19,662)
Security deposits, prepaid rent and other liabilities	(7,103)	1,055
Net cash provided by operating activities	65,353	75,421
Cash flows from investing activities:
Investments in real estate	(30,472)	(41,338)
Development of real estate	(17,096)	(12,103)
Proceeds from the sale of real estate	—	6,420
Capital expenditures	(28,931)	(23,793)
Collection of real estate notes receivable	200	191
Advances on real estate notes receivable	—	(6,000)
Net cash used in investing activities	(76,299)	(76,623)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	15,000	720,000
Payments on unsecured revolving credit facility	(15,000)	(415,000)
Payments on secured mortgage loans	—	(95,602)
Proceeds from issuance of general partner units	—	50,020
Repurchase and cancellation of general partner units	(3,248)	(4,624)
Distributions paid to general partner	(70,000)	(68,227)
Distributions paid to limited partners and redeemable noncontrolling interests	(1,485)	(1,509)
Net cash (used in) provided by financing activities	(74,733)	185,058
Net change in cash, cash equivalents and restricted cash	(85,679)	183,856
Cash, cash equivalents and restricted cash - beginning of period	118,765	37,616
Cash, cash equivalents and restricted cash - end of period	$33,086	$221,472
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
COVID-19 Pandemic
On March 11, 2020 the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization. As the virus continued to spread throughout the United States and other countries across the world, Federal, state and local governments took various actions including the issuance of “stay-at-home” orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. While many businesses have reopened and vaccinations are becoming more widely available to the general population, the economic uncertainty created by the COVID-19 pandemic continue to present risks to the Company and the future results of our operations. Should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by these various governmental agencies ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities (“VIEs”). All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. .
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as noncontrolling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of equity and changes in partners’ capital. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2021 and December 31, 2020, there were approximately 3.5 million and 3.5 million, respectively, of OP Units issued and outstanding held by noncontrolling interest holders.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$29,990	$216,515
Restricted cash	3,096	4,957
Total cash, cash equivalents and restricted cash	$33,086	$221,472
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2021 and 2020 was $61.2 million and $58.9 million, respectively.
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
Through the duration of the coronavirus (“COVID-19”) pandemic, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance provided by the Lease Modification Q&A issued by the Financial Accounting Standards Board (“FASB”) in April 2020 was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months of rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. In 2020, which is the period that we believe constituted the majority of our COVID-related deferral requests, we approved deferral plans totaling approximately $11.1 million, of which approximately $9.2 million have been repaid through March 31, 2021.
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concession at the commencement of the lease in exchange for additional term, on average approximately three years. This category is treated as a modification under Topic 842, with the existing balance of cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, and is offset by substantively more term and/or increased rental rates. For the three months ended March 31, 2021, the Company has entered into minimal new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease.
The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2021, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Real Estate Held for Sale
We consider properties held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involves management's best estimate of market participants' holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of March 31, 2021, we classified a 13 property portfolio with locations in Tennessee and Virginia as real estate assets held for sale on the accompanying condensed consolidated balance sheets. As of December 31, 2020, there were no properties classified as held for sale. The following table represents the major classes of assets and liabilities, and the balance sheet classification as of March 31, 2021 (in thousands):

March 31, 2021
Land	$1,278
Buildings and Improvements	47,785
Lease intangibles	10,717
59,780
Accumulated depreciation and amortization	(29,705)
Real estate assets held for sale, net	30,075
Receivables and other assets, net	3,498
Right-of-use assets, net	2,279
Other intangibles, net	246
Assets held for sale, net	$36,098

Security deposits, prepaid rent & other liabilities	$443
Lease liabilities	2,932
Liabilities of assets held for sale	$3,375
Credit Losses
The Company adopted Topic 326 - Financial Instruments - Credit Losses as of January 1, 2020. Pursuant to the guidance, we adopted a policy to book current expected credit losses at the inception of loans qualifying for treatment under Topic 326. No expected credit loss was recorded for the three months ended March 31, 2021.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of March 31, 2021 and December 31, 2020, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $64.0 million and $64.4 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For each of the three months ended March 31, 2021 and 2020, we recognized income of $0.4 million.
Recently Issued or Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
S-X Rule 13-01
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective on January 4, 2021, at which time we adopted S-X Rule 13-01. The adoption did not have a material effect on our financial statements and related footnotes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Issued Accounting Pronouncements
ASU 2021-01, Reference Rate Reform (Topic 848)
In January 2021, the FASB issued ASU 2021-01, which amends the scope of ASU 2020-04. The amendments of ASU 2021-01 clarify that certain optional expedients and exceptions to Topic 848 for contract modification and hedge accounting apply to derivatives that are affected by the discounting transition. For information related to the Company's current cash flow hedges, refer to Note 9 - Derivative Financial Instruments and Hedging Activities. The amendments are elective and effective immediately for contract modifications made through December 31, 2022. The Company is evaluating how the transition away from LIBOR will effect the Company and if the guidance in this standard will be adopted, however, if adopted, we do not expect that this ASU will have a material impact on our financial statements.
3. Investments in Real Estate
For the three months ended March 31, 2021, our investments had an aggregate purchase price of $32.9 million. As part of these investments, we incurred approximately $0.3 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Land	$1,093	$2,817
Building and improvements	26,819	35,259
In place leases	3,449	3,621
Below market leases	(79)	(693)
Above market leases	66	334
ROU assets	(876)	—
Net real estate assets acquired	30,472	41,338
Other, net	2,397	334
Aggregate purchase price	$32,869	$41,672
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the three months ended March 31, 2021 and 2020, respectively (in years):

	Three Months Ended March 31,
	2021	2020
Acquired intangible assets	6.4	5.4
Acquired intangible liabilities	5.7	3.8

4. Dispositions and Impairment
Dispositions
We had no dispositions during the three months ended March 31, 2021. During the three months ended March 31, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, resulting in a net gain of approximately $2.0 million.
Impairment
During the three months ended March 31, 2021, and 2020, respectively, we recorded no impairment charges after the consideration of the impacts, on a qualitative and quantitative basis, of the ongoing COVID-19 pandemic in our quarterly assessment. As the COVID-19 pandemic continues to develop, we will monitor the performance of our buildings and other assets to determine whether any additional impairment indicators unique to the COVID-19 pandemic are present, including, but not limited to, significant prolonged disruption in cash flows, tenant vacancies, or lease modifications, and that would indicate the recoverability of recorded values of these assets may be at risk. Accordingly, we will continue to apply the applicable accounting guidance in our consideration of our ongoing impairment analysis as conditions warrant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020, respectively (in thousands, except weighted average remaining amortization terms):

	March 31, 2021		December 31, 2020
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$477,605	9.7	$483,779	9.7
Tenant relationships	140,169	10.2	144,842	10.0
Above market leases	37,092	6.5	37,876	5.8
	654,866		666,497
Accumulated amortization	(426,223)		(427,937)
Total	$228,643	9.6	$238,560	9.6

Liabilities:
Below market leases	$61,951	14.7	$61,896	14.6
Accumulated amortization	(30,673)		(29,357)
Total	$31,278	14.7	$32,539	14.6

The following is a summary of the net intangible amortization for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization recorded against rental income related to above and (below) market leases	$(591)	$(1,968)
Amortization expense related to in place leases and tenant relationships	11,886	15,935

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021	December 31, 2020
Tenant receivables, net	$12,051	$17,717
Other receivables, net	5,892	6,243
Deferred financing costs, net	2,155	2,586
Deferred leasing costs, net	42,351	43,234
Straight-line rent receivables, net	130,221	128,070
Prepaid expenses, deposits, equipment and other, net	47,172	46,114
Finance ROU asset, net	11,716	7,764
Total	$251,558	$251,728

The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense related to deferred leasing costs	$2,223	$1,896
Interest expense related to deferred financing costs	431	431

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Leases
For the three months ended March 31, 2021, one new ground lease has commenced. Based on our analysis, we concluded that its classification was a finance lease.
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating and finance leases as of March 31, 2021 (in thousands):

Year	Operating Leases	Finance Leases
2021	$7,950	$331
2022	10,797	443
2023	10,934	446
2024	10,277	449
2025	9,764	454
2026	9,775	467
Thereafter	606,571	26,371
Total undiscounted lease payments	$666,068	$28,961
Less: Interest	(470,730)	(17,189)
Present value of lease liabilities	$195,338	$11,772
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended March 31, 2021 and 2020, we recognized $190.4 million and $184.3 million, respectively, of rental and other lease-related income related to our operating leases, of which $45.1 million and $42.8 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of March 31, 2021 (in thousands):

Year	Amount
2021	$413,951
2022	519,815
2023	466,157
2024	411,340
2025	358,711
2026	314,893
Thereafter	1,167,753
Total	$3,652,620

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021	December 31, 2020
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,550,000
Fixed rate mortgages	—	—
	$3,050,000	$3,050,000
Deferred financing costs, net	(18,409)	(19,157)
Premium, net	(3,859)	(3,844)
Total	$3,027,732	$3,026,999
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
Our amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) includes an unsecured revolving credit facility of $1.0 billion maturing on June 30, 2022 and an unsecured term loan of $300.0 million maturing on February 1, 2023. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2021, we had no outstanding balance under this unsecured revolving credit facility. The current margin associated with any future borrowings is 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
Under the Unsecured Credit Agreement as noted above, we have a $300.0 million unsecured term loan, guaranteed by HTA, with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2021 was 1.10% per annum. We have interest rate swaps hedging the floating interest rate, which resulted in a fixed rate of 2.53% per annum, based on our current credit rating. As of March 31, 2021, we had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2021 was 1.00% per annum. We have interest rate swaps hedging the floating index rate, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of March 31, 2021, we had $200.0 million under this unsecured term loan outstanding. This loan matures on January 15, 2024.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of March 31, 2021, we had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of March 31, 2021, we had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of March 31, 2021, we had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 2.00% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. As of March 31, 2021, we had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2021 (in thousands):

Year	Amount
2021	$—
2022	—
2023	300,000
2024	200,000
2025	—
Thereafter	2,550,000
Total	$3,050,000
Deferred Financing Costs
As of March 31, 2021, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2021	$2,244
2022	2,993
2023	2,497
2024	2,104
2025	2,092
Thereafter	6,479
Total	$18,409

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of March 31, 2021, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of March 31, 2021 we were not aware of non-compliance with any financial or non-financial covenants in light of the ongoing COVID-19 pandemic.

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
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $6.6 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of March 31, 2021, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	March 31, 2021
Number of instruments	7
Notional amount	$500,000

The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Receivables and other assets	$—	$—	Derivative financial instruments	$12,222	$14,957

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively (in thousands):

		Three Months Ended March 31,
Effect of Derivative Instruments	Location in Statement of Operations and Comprehensive Income (Loss)	2021	2020
Gain (loss) recognized in OCI	Change in unrealized losses on cash flow hedges	$1,163	$(22,153)
Gain (loss) reclassified from accumulated OCI into income	Interest expense	(1,629)	345

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
As of March 31, 2021, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $12.5 million. As of March 31, 2021, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
Common Stock Offerings
In March 2021, we entered into equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million, which replaces our prior ATM offering program that expired in February 2021. As of March 31, 2021, $750.0 million remained available for issuance by us under our current ATM.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Currently, we have four outstanding forward sale arrangements pursuant to forward equity agreements under our prior ATM program, with total anticipated net proceeds of $277.5 million based on an average initial forward price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In September 2020, our Board of Directors approved the reactivation of a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of March 31, 2021, the remaining amount of common stock available for repurchase under our stock repurchase plan was $300.0 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three months ended March 31, 2021 and 2020. As of March 31, 2021, declared but unpaid dividends totaling $71.1 million were included in accounts payable and accrued liabilities.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. The aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of March 31, 2021, this Plan has expired and is currently subject to amendment which, under applicable rules of the NYSE, is required to be brought before shareholders for approval. We anticipate a new incentive plan will be voted upon at our Annual Meeting of Stockholders in July 2021. We intend the new Plan, as amended, will contain substantively similar features as the existing plan.
Restricted Common Stock
For the three months ended March 31, 2021 and 2020, we recognized compensation expense of $3.3 million and $3.2 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2021, we had $8.5 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 2.1 years.
The following is a summary of our restricted common stock activity as of March 31, 2021 and 2020, respectively:

	March 31, 2021		March 31, 2020
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	436,399	$28.27	600,987	$28.04
Granted	354,288	26.20	243,037	30.23
Vested	(258,000)	27.50	(343,771)	28.81
Forfeited	(333)	30.07	(7,407)	28.83
Ending balance	532,354	$27.45	492,846	$28.57

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$—	$—	$—	$—
Level 2 - Liabilities:
Derivative financial instruments	$12,222	$12,222	$14,957	$14,957
Debt	3,027,732	3,123,473	3,026,999	3,258,573
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
13. Per Share Data of HTA
Currently, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, based on an average initial forward price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021.
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
In addition, we considered the potential dilution resulting from the forward equity agreements mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreements during the period of time prior to settlement. The impact to our weighted-average shares - diluted was anti-dilutive in nature and, thus, approximately 505,000 shares were excluded from the calculation for the three months ended March 31, 2021. For the three months ended March 31, 2020, the impact to our weighted-average shares - diluted was dilutive and thus, approximately 255,000 shares were added to the calculation.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreements are not considered a participating security and, therefore, are not included in the computation of earnings per share using the two-class method. For the three months ended March 31, 2021 and 2020, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2021 and 2020, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$22,393	$18,208
Net income attributable to noncontrolling interests	(363)	(307)
Net income attributable to common stockholders	$22,030	$17,901
Denominator:
Weighted average shares outstanding - basic	218,753	216,692
Dilutive shares - OP Units convertible into common stock	3,515	3,676
Dilutive effect of forward equity sales agreement	—	255
Adjusted weighted average shares outstanding - diluted	222,268	220,623
Earnings per common share - basic
Net income attributable to common stockholders	$0.10	$0.08
Earnings per common share - diluted
Net income attributable to common stockholders	$0.10	$0.08

14. Per Unit Data of HTALP
Currently, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. All four of the arrangements mature by the middle of 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in 2019 and March 2020.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2021 and 2020, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$22,393	$18,208
Net income attributable to noncontrolling interests	—	—
Net income attributable to common unitholders	$22,393	$18,208
Denominator:
Weighted average OP Units outstanding - basic	222,268	220,368
Dilutive effect of forward equity sales agreement	—	255
Adjusted weighted average units outstanding - diluted	222,268	220,623
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.10	$0.08
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.10	$0.08

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$38,605	$34,062
Cash paid for operating leases	4,554	3,352

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$19,013	$8,923
Dividend distributions declared, but not paid	71,146	69,731
Redemption of noncontrolling interest	255	6,776
ROU assets obtained in exchange for lease obligations	3,995	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us,” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.
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
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2020 Annual Report on Form 10-K, which is incorporated herein and those discussed in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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
Since 2006, we have invested $7.5 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 25.6 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of March 31, 2021. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of March 31, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Boston, Houston, Miami and Indianapolis being our largest markets by annualized base rent.
Company Highlights
Portfolio Operating Performance
•For the three months ended March 31, 2021, our total revenue was $191.5 million, compared to $185.8 million for the three months ended March 31, 2020.
•For the three months ended March 31, 2021, our net income was $22.4 million, compared to $18.2 million, for the three months ended March 31, 2020.
•For the three months ended March 31, 2021, our net income attributable to common stockholders was $0.10 per diluted share, or $22.0 million, compared to $0.08 per diluted share, or $17.9 million for the three months ended March 31, 2020.
•For the three months ended March 31, 2021, HTA’s FFO, as defined by NAREIT, was $97.8 million, or $0.44 per diluted share, compared to $0.42 per diluted share, or $93.1 million, for the three months ended March 31, 2020.
•For the three months ended March 31, 2021, HTALP’s FFO was $98.2 million, or $0.44 per diluted OP Unit, compared to $0.42 per diluted OP unit, or $93.4 million, for the three months ended March 31, 2020.
•For the three months ended March 31, 2021, HTA’s and HTALP’s Normalized FFO was $0.44 per diluted share and OP Unit, or $98.3 million, compared to $0.42 per diluted share and OP Unit, or $93.6 million for the three months ended March 31, 2020.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the three months ended March 31, 2021, our NOI was $131.9 million, compared to $128.9 million for the three months ended March 31, 2020.
•For the three months ended March 31, 2021, our Same-Property Cash NOI increased 1.6%, or $1.9 million, to $123.0 million, compared to $121.1 million for the three months ended March 31, 2020.
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
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.2 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of March 31, 2021, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of March 31, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 17 of our top 20 markets.
•During the three months ended March 31, 2021, we closed on $32.5 million worth of investments, primarily located in our existing key markets, totaling approximately 117,000 square feet of GLA.
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
•As of March 31, 2021, our in-house asset management and leasing platform operated approximately 24.7 million square feet of GLA, or 97% of our total portfolio.
•As of March 31, 2021, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.2% by GLA and our occupancy rate was 87.9% by GLA.
•We entered into new and renewal leases on approximately 0.7 million square feet of GLA, or approximately 2.8% of the GLA of our total portfolio, during the three months ended March 31, 2021.
•During the three months ended March 31, 2021, tenant retention for the Same-Property portfolio was 66%. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
Financial Strategy and Balance Sheet Flexibility
•As of March 31, 2021, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 32.8%. Total liquidity was approximately $1.3 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, and cash and cash equivalents of $30.0 million as of March 31, 2021.
•As of March 31, 2021, the weighted average remaining term of our debt portfolio was 6.9 years.
Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2020 Annual Report on Form 10-K. Additionally, in light of the COVID-19 pandemic, we believe we have included all relevant information when determining our management estimates and that these estimates are in line with our established policies. For further information on other significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
For detail on recently issued accounting pronouncements see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations
The novel coronavirus, or COVID-19 pandemic, continues to impact economies and markets worldwide. All our buildings have remained in operation throughout the course of the pandemic. However, we addressed periodic requests from a number of our tenants about their ability to defer payment of a portion of their rents for a limited duration. We evaluated each such request on a case by case basis. In 2020, which is the period that we believe constituted the majority of our COVID-related deferral requests, we approved deferral plans totaling approximately $11.1 million, of which approximately $9.2 million of these deferrals have been repaid through March 31, 2021. There are no substantial outstanding requests for assistance from tenants. Payments of rent deferrals are generally expected to be repaid within the next 3 to 6 months. As of March 31, 2021, we have not granted unilateral rent forgiveness in connection with our deferral program, however, we may do so in the future if conditions and the specific economics warrant the use of such measures.
In addition, in 2020 we entered into certain lease modifications in the form of early renewals where we provide concessions in the form of free rent, which averaged three months at the inception of the lease, in exchange for additional term, which, averaged approximately three years. During the three months ended March 31, 2021, we have not entered into any material deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease as a result of COVID-19. Although we did not experience significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by federal, state and local agencies or foreign governments, ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
Other than the above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously discussed in Part I, Item 1A - Risk Factors, in our 2020 Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
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
Investment Activity
During the three months ended March 31, 2021, we had investments with an aggregate gross purchase price of $32.9 million. During the three months ended March 31, 2020, we had investments with an aggregate gross purchase price of $41.7 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
As of March 31, 2021 and 2020, we owned and operated approximately 25.6 million and 24.9 million square feet of GLA, respectively, with a leased rate of 89.2% and 90.8%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 87.9% and 89.9%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended March 31, 2021 and 2020, respectively, is set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenues:
Rental income	$191,350	$185,531	$5,819	3.1%
Interest and other operating income	143	245	(102)	(41.6)
Total revenues	191,493	185,776	5,717	3.1
Expenses:
Rental	59,579	56,862	2,717	4.8
General and administrative	10,560	11,518	(958)	(8.3)
Transaction	96	140	(44)	(31.4)
Depreciation and amortization	76,274	77,665	(1,391)	(1.8)
Interest expense	22,986	23,872	(886)	(3.7)
Total expenses	169,495	170,057	(562)	(0.3)
Gain on sale of real estate, net	—	1,991	(1,991)	(100.0)
Income from unconsolidated joint venture	392	422	(30)	(7.1)
Other income	3	76	(73)	(96.1)
Net income	$22,393	$18,208	$4,185	23.0%

NOI	$131,914	$128,914	$3,000	2.3%
Same-Property Cash NOI	$122,990	$121,086	$1,904	1.6%

Rental Income
For the three months ended March 31, 2021 and 2020, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Contractual rental income	$182,512	$175,839	$6,673	3.8%
Straight-line rent and amortization of above and (below) market leases	5,247	6,094	(847)	(13.9)
Other rental revenue	3,591	3,598	(7)	(0.2)
Total rental income	$191,350	$185,531	$5,819	3.1%

Contractual rental income, which includes expense reimbursements, increased $6.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to additional contractual rental income of $4.3 million from our 2020 and 2021 acquisitions, and contractual rent increases for the three months ended March 31, 2021.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three months ended March 31, 2021 and 2020, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended March 31,
	2021	2020
New and renewal leases:
Average starting base rents	$24.75	$25.37
Average expiring base rents	22.99	24.99

Square feet of GLA	705	885

Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2021 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type, term, geography, and supply/demand dynamics.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three months ended March 31, 2021 and 2020, respectively (in per square foot of GLA):

	Three Months Ended March 31,
	2021	2020
New leases:
Tenant improvements	$22.34	$36.09
Leasing commissions	3.63	2.51
Tenant concessions	7.14	5.11
Renewal leases:
Tenant improvements	$5.03	$6.26
Leasing commissions	2.21	3.70
Tenant concessions	0.16	0.60
The average term for new and renewal leases executed consisted of the following for the three months ended March 31, 2021 and 2020, respectively (in years):

	Three Months Ended March 31,
	2021	2020
New leases	4.4	9.9
Renewal leases	4.2	4.5
Rental Expenses
For the three months ended March 31, 2021 and 2020, rental expenses attributable to our properties were $59.6 million and $56.9 million, respectively. The increase in rental expenses was primarily due to $1.3 million of additional rental expenses associated with our 2020 and 2021 acquisitions for the three months ended March 31, 2021, with the remainder of the increase primarily due to increased expenses from weather-related events experienced during the quarter.
General and Administrative Expenses
For the three months ended March 31, 2021 and 2020, general and administrative expenses were $10.6 million and $11.5 million, respectively. The decrease was primarily due to a reduction in corporate overhead expenses.
Depreciation and Amortization Expense
For the three months ended March 31, 2021 and 2020, depreciation and amortization expense was $76.3 million and $77.7 million, respectively. This increase was associated with our 2020 and 2021 acquisitions, partially offset by buildings we disposed of during 2020.
Interest Expense
For the three months ended March 31, 2021 and 2020, interest expense was $23.0 million and $23.9 million, respectively. The decrease in interest expense is primarily due to lower average interest rates as compared to the same period in 2020.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain on Sale of Real Estate, net
We had no sales of real estate assets during the three months ended March 31, 2021. For the three months ended March 31, 2020, we realized a net gain of approximately $2.0 million on the sale of part of our interest in undeveloped land in Miami, Florida.
Net Income
For the three months ended March 31, 2021 and 2020, net income was $22.4 million and $18.2 million, respectively. The increase is primarily the result of continued growth in our operations due to accretive acquisitions and improved operating efficiencies.

NOI and Same-Property Cash NOI
For the three months ended March 31, 2021 and 2020, NOI was $131.9 million and $128.9 million, respectively. The increase in NOI was primarily due to additional NOI from our 2020 and 2021 acquisitions of $3.2 million for the three months ended March 31, 2021, partially offset by $0.2 million of reduced NOI as a result of the buildings we sold during 2020 for the three months ended March 31, 2021, and a reduction in straight-line rent from properties we owned for more than a year.
Same-Property Cash NOI increased 1.6% to $123.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increases were primarily the result of rent escalations, improved operating efficiencies, and offset by a slight decrease in average occupancy.
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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2021 and 2020, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$22,030	$17,901
Depreciation and amortization expense related to investments in real estate	75,331	76,737
Gain on sale of real estate, net	—	(1,991)
Proportionate share of joint venture depreciation and amortization	488	467
FFO attributable to common stockholders	$97,849	$93,114
Transaction expenses	96	140
Noncontrolling income from OP Units included in diluted shares	363	307
Normalized FFO attributable to common stockholders	$98,308	$93,561

Net income attributable to common stockholders per diluted share	$0.10	$0.08
FFO adjustments per diluted share, net	0.34	0.34
FFO attributable to common stockholders per diluted share	$0.44	$0.42
Normalized FFO adjustments per diluted share, net	0.00	0.00
Normalized FFO attributable to common stockholders per diluted share	$0.44	$0.42

Weighted average diluted common shares outstanding	222,268	220,623

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2021 and 2020, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common unitholders	$22,393	$18,208
Depreciation and amortization expense related to investments in real estate	75,331	76,737
Gain on sale of real estate, net	—	(1,991)
Proportionate share of joint venture depreciation and amortization	488	467
FFO attributable to common unitholders	$98,212	$93,421
Transaction expenses	96	140
Normalized FFO attributable to common unitholders	$98,308	$93,561

Net income attributable to common unitholders per diluted share	$0.10	$0.08
FFO adjustments per diluted OP Unit, net	0.34	0.34
FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.42
Normalized FFO adjustments per diluted OP Unit, net	0.00	0.00
Normalized FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.42

Weighted average diluted common OP Units outstanding	222,268	220,623

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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$22,393	$18,208
General and administrative expenses	10,560	11,518
Transaction expenses	96	140
Depreciation and amortization expense	76,274	77,665
Interest expense	22,986	23,872
Gain on sale of real estate, net	—	(1,991)
Income from unconsolidated joint venture	(392)	(422)
Other income	(3)	(76)
NOI	$131,914	$128,914
Straight-line rent adjustments, net	(3,774)	(3,245)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(475)	(1,699)
Notes receivable interest income	(6)	(138)
Cash NOI	$127,659	$123,832
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(3,378)	(565)
Redevelopment Cash NOI	(410)	(914)
Intended for sale Cash NOI	(881)	(1,267)
Same-Property Cash NOI (1)	$122,990	$121,086

(1) Same-Property includes 429 buildings for the three months ended March 31, 2021 and 2020, respectively.
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
As of March 31, 2021, we had total liquidity of $1.3 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, $277.5 million of unsettled forward equity agreements, and cash and cash equivalents of $30.0 million. We believe that we have sufficient liquidity and opportunities to obtain additional liquidity at our disposal to sustain operations for the foreseeable future.
As of March 31, 2021, we had unencumbered assets with a gross book value of $8.0 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Capital expenditures for the remainder of the year will be primarily targeted towards planned maintenance activities and other capital improvements that are either of an immediate need to preserve liquidity, or strategically necessary for revenue generation purposes. Currently these expenditures are estimated at approximately $15 million to $20 million per quarter. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.3 billion allows us the flexibility to fund such capital expenditures as may be necessary or advisable.

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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Cash, cash equivalents and restricted cash - beginning of period	$118,765	$37,616	$81,149
Net cash provided by operating activities	65,353	75,421	(10,068)
Net cash used in investing activities	(76,299)	(76,623)	324
Net cash (used in) provided by financing activities	(74,733)	185,058	(259,791)
Cash, cash equivalents and restricted cash - end of period	$33,086	$221,472	$(188,386)
Net cash provided by operating activities decreased in 2021 primarily due to the impact of our 2020 and 2021 acquisitions and contractual rent increases offset by our 2020 dispositions. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the three months ended March 31, 2021, net cash used in investing activities primarily related to investments in real estate of $30.5 million, capital expenditures of $28.9 million, and development of real estate of $17.1 million. For the three months ended March 31, 2020, net cash used in investing activities primarily related to investments in real estate of $41.3 million, capital expenditures of $23.8 million, development of real estate of $12.1 million, and funding of a real estate loan of $6.0 million, partially offset by proceeds from the sale of real estate of $6.4 million.
For the three months ended March 31, 2021, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $70.0 million and the repurchase and cancellation of common stock of $3.2 million. For the three months ended March 31, 2020, net cash provided by financing activities primarily related to net borrowings on our unsecured credit facility of $305.0 million and proceeds from issuance of common stock of $50.0 million, offset by payments on our secured mortgage loans of $95.6 million, dividends paid to holders of our common stock of $68.2 million, and the repurchase and cancellation of common stock of $4.6 million.
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
For the three months ended March 31, 2021, we paid cash dividends of $70.0 million on our common stock. In April 2021 for the quarter ended March 31, 2021, we paid cash dividends on our common stock of $70.0 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of March 31, 2021, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 32.8%.
As of March 31, 2021, we had debt outstanding of $3.0 billion and the weighted average interest rate therein was 2.89% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.

Unsecured Revolving Credit Facility
As of March 31, 2021, the full $1.0 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of March 31, 2021, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of March 31, 2021, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030 and $800.0 million of senior notes maturing in 2031.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2020 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2021, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2021, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2020 Annual Report on Form 10-K. On March 5, 2021, the United Kingdom Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, formally announced the cessation of LIBOR as of June 30, 2023. The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. Concurrent with the FCA’s announcement, the International Swaps and Derivatives Association (“ISDA”) determined that the announcement constituted an index cessation event and consequently the fallback spread adjustments were fixed and published, with the spread adjustment between U.S. dollar 1-Month LIBOR and SOFR at 0.11%. Borrowings under our Unsecured Credit Agreement and our $200 million unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin, as specified in Note 8 - Debt. The unsecured revolving credit facility and the corresponding $300 million unsecured term loan under the Unsecured Credit Agreement mature on June 30, 2022 and February 1, 2023, respectively, and thus, we do not believe the cessation of LIBOR will have an impact to these instruments. The $200 million unsecured term loan matures on January 15, 2024, however the loan agreement includes provisions for an alternative rate of interest in the event LIBOR is no longer a widely recognized benchmark rate. As of March 31, 2021, the fallback rate under SOFR was 0.12%. Comparatively, the U.S. dollar 1-Month LIBOR rate as of March 31, 2021 was 0.11%. Consequently, we do not anticipate the transition from LIBOR will have a material impact on our financial statements or results of operations.
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
As of March 31, 2021, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of March 31, 2021.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
May 7, 2021

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
As of March 31, 2021, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of March 31, 2021.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
May 7, 2021

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's 2020 Annual Report on Form 10-K, filed with the SEC on February 24, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2021, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	84,457	$27.54	—	—
February 1, 2021 to February 28, 2021	669	27.52	—	—
March 1, 2021 to March 31, 2021	8,342	28.13	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, on the other hand (included as Exhibit 1.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.2
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and BMO Capital Markets Corp. and Bank of Montreal, on the other hand (included as Exhibit 1.2 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.3
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and MUFG Securities Americas Inc. and MUFG Securities EMEA plc, on the other hand (included as Exhibit 1.3 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.4
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, on the other hand (included as Exhibit 1.4 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.5
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and BofA Securities, Inc. and Bank of America, N.A., on the other hand (included as Exhibit 1.5 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.6
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Jefferies LLC, on the other hand (included as Exhibit 1.6 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.7
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Morgan Stanley & Co. LLC, on the other hand (included as Exhibit 1.7 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.8
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Capital One Securities, Inc., on the other hand (included as Exhibit 1.8 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.9
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and BTIG, LLC, on the other hand (included as Exhibit 1.9 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.10
Equity Distribution Agreement, dated March 5, 2021, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Scotia Capital (USA) Inc. and the Bank of Nova Scotia, on the other hand (included as Exhibit 1.10 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.11
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and JPMorgan Chase Bank, National Association (included as Exhibit 1.11 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.12
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Bank of Montreal (included as Exhibit 1.12 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.13
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and MUFG Securities EMEA plc. (included as Exhibit 1.13 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.14
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Wells Fargo Bank, National Association (included as Exhibit 1.14 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.15
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Bank of America, N.A. (included as Exhibit 1.15 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.16
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Jefferies LLC (included as Exhibit 1.16 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.17
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Morgan Stanley & Co. LLC (included as Exhibit 1.17 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.18
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and The Bank of Nova Scotia (included as Exhibit 1.18 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

5.1	Opinion of Venable LLP.
23.1	Consent of Venable LLP (included in Exhibit 5.1).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	May 7, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 7, 2021

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	May 7, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 7, 2021