Form 10-Q
period 2021-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2021-08-05
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 29, 2021, there were 218,849,312 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended June 30, 2021, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2021, HTA owned a 98.4% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan units (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates as an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership units of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units of HTALP, HTALP generates the capital required for the business through its operations and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units (“OP Units”).
Non-controlling interests, stockholders’ equity and partners’ capital are the primary areas of difference between the condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as a non-controlling interest reflected within equity in HTA’s condensed consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments:
Land	$596,084	$596,269
Building and improvements	6,542,944	6,507,816
Lease intangibles	617,731	628,621
Construction in progress	88,609	80,178
	7,845,368	7,812,884
Accumulated depreciation and amortization	(1,806,165)	(1,702,719)
Real estate investments, net	6,039,203	6,110,165
Investment in unconsolidated joint venture	63,593	64,360
Cash and cash equivalents	19,796	115,407
Restricted cash	70,542	3,358
Receivables and other assets, net	294,550	251,728
Right-of-use assets - operating leases, net	228,870	235,223
Other intangibles, net	8,850	10,451
Total assets	$6,725,404	$6,790,692
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,073,465	$3,026,999
Accounts payable and accrued liabilities	172,653	200,358
Derivative financial instruments - interest rate swaps	10,755	14,957
Security deposits, prepaid rent and other liabilities	83,474	82,553
Lease liabilities - operating leases	195,210	198,367
Intangible liabilities, net	29,959	32,539
Total liabilities	3,565,516	3,555,773
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 218,825,737 and 218,578,012 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,188	2,186
Additional paid-in capital	4,919,353	4,916,784
Accumulated other comprehensive loss	(12,734)	(16,979)
Cumulative dividends in excess of earnings	(1,807,753)	(1,727,752)
Total stockholders’ equity	3,101,054	3,174,239
Non-controlling interests	58,834	60,680
Total equity	3,159,888	3,234,919
Total liabilities and equity	$6,725,404	$6,790,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$188,494	$178,670	$379,844	$364,201
Interest and other operating income	121	175	264	420
Total revenues	188,615	178,845	380,108	364,621
Expenses:
Rental	57,409	56,200	116,988	113,062
General and administrative	10,929	10,160	21,489	21,678
Transaction	66	32	162	172
Depreciation and amortization	74,977	74,927	151,251	152,592
Interest expense	23,133	24,277	46,119	48,149
Impairment	16,825	—	16,825	—
Total expenses	183,339	165,596	352,834	335,653
Gain on sale of real estate, net	32,753	—	32,753	1,991
Income from unconsolidated joint venture	406	379	798	801
Other income	304	97	307	173
Net income	$38,739	$13,725	$61,132	$31,933
Net income attributable to non-controlling interests	(728)	(236)	(1,091)	(543)
Net income attributable to common stockholders	$38,011	$13,489	$60,041	$31,390
Earnings per common share - basic:
Net income attributable to common stockholders	$0.17	$0.06	$0.27	$0.14
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.17	$0.06	$0.27	$0.14
Weighted average common shares outstanding:
Basic	218,822	218,483	218,787	217,588
Diluted	222,326	222,088	222,297	221,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$38,739	$13,725	$61,132	$31,933

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	1,523	(3,228)	4,315	(25,726)
Total other comprehensive income (loss)	1,523	(3,228)	4,315	(25,726)

Total comprehensive income	40,262	10,497	65,447	6,207
Comprehensive income attributable to non-controlling interests	(754)	(184)	(1,161)	(131)
Total comprehensive income attributable to common stockholders	$39,508	$10,313	$64,286	$6,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Share-based award transactions, net	236	2	3,201	—	—	3,203	—	3,203
Repurchase and cancellation of common stock	(154)	(2)	(4,622)	—	—	(4,624)	—	(4,624)
Redemption of non-controlling interest and other	273	3	6,773	—	—	6,776	(6,776)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,867)	(68,867)	(1,134)	(70,001)
Net income	—	—	—	—	17,901	17,901	307	18,208
Other comprehensive loss	—	—	—	(22,138)	—	(22,138)	(360)	(22,498)
Balance as of March 31, 2020	218,483	2,185	4,909,397	(17,592)	(1,553,710)	3,340,280	64,672	3,404,952
Issuance of OP Units in HTALP	—	—	—	—	—	—	1,378	1,378
Share-based award transactions, net	(1)	—	2,100	—	—	2,100	—	2,100
Repurchase and cancellation of common stock	(7)	—	(174)	—	—	(174)	—	(174)
Redemption of non-controlling interest and other	40	—	1,096	—	—	1,096	(1,096)	—
Dividends declared ($0.315) per common share)	—	—	—	—	(68,827)	(68,827)	(1,162)	(69,989)
Net Income	—	—	—	—	13,489	13,489	236	13,725
Other comprehensive loss	—	—	—	(3,176)	—	(3,176)	(52)	(3,228)
Balance as of June 30, 2020	218,515	$2,185	$4,912,419	$(20,768)	$(1,609,048)	$3,284,788	$63,976	$3,348,764

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	218,578	$2,186	$4,916,784	$(16,979)	$(1,727,752)	$3,174,239	$60,680	$3,234,919
Share-based award transactions, net	354	3	3,334	—	—	3,337	—	3,337
Repurchase and cancellation of common stock	(119)	(1)	(3,247)	—	—	(3,248)	—	(3,248)
Redemption of non-controlling interest and other	11	—	255	—	—	255	(255)	—
Dividends declared ($0.320) per common share)	—	—	—	—	(70,023)	(70,023)	(1,183)	(71,206)
Net income	—	—	—	—	22,030	22,030	363	22,393
Other comprehensive income	—	—	—	2,748	—	2,748	44	2,792
Balance as of March 31, 2021	218,824	2,188	4,917,126	(14,231)	(1,775,745)	3,129,338	59,649	3,188,987
Share-based award transactions, net	(6)	—	2,065	—	—	2,065	—	2,065
Repurchase and cancellation of common stock	(5)	—	(129)	—	—	(129)	—	(129)
Redemption of non-controlling interest and other	13	—	291	—	—	291	(291)	—
Dividends declared ($0.320) per common share)	—	—	—	—	(70,019)	(70,019)	(1,278)	(71,297)
Net income	—	—	—	—	38,011	38,011	728	38,739
Other comprehensive income	—	—	—	1,497	—	1,497	26	1,523
Balance as of June 30, 2021	218,826	$2,188	$4,919,353	$(12,734)	$(1,807,753)	$3,101,054	$58,834	$3,159,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$61,132	$31,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,062	144,724
Share-based compensation expense	5,402	5,303
Income from unconsolidated joint venture	(798)	(801)
Distributions from unconsolidated joint venture	1,565	1,670
Impairment	16,825	—
Gain on sale of real estate, net	(32,753)	(1,991)
Changes in operating assets and liabilities:
Receivables and other assets, net	10,540	2,504
Accounts payable and accrued liabilities	(8,552)	(6,337)
Security deposits, prepaid rent and other liabilities	(4,496)	5,178
Net cash provided by operating activities	190,927	182,183
Cash flows from investing activities:
Investments in real estate	(50,628)	(41,338)
Development of real estate	(33,983)	(30,367)
Proceeds from the sale of real estate	65,349	6,420
Capital expenditures	(53,471)	(43,917)
Collection of real estate notes receivable	15,405	514
Advances on real estate notes receivable	(61,020)	(6,000)
Net cash used in investing activities	(118,348)	(114,688)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	100,000	1,314,000
Payments on unsecured revolving credit facility	(55,000)	(1,150,000)
Payments on secured mortgage loans	—	(96,206)
Proceeds from issuance of common stock	—	50,020
Issuance of OP Units	—	1,378
Repurchase and cancellation of common stock	(3,377)	(4,798)
Dividends paid	(140,022)	(137,050)
Distributions paid to non-controlling interest of limited partners	(2,607)	(2,455)
Net cash used in financing activities	(101,006)	(25,111)
Net change in cash, cash equivalents and restricted cash	(28,427)	42,384
Cash, cash equivalents and restricted cash - beginning of period	118,765	37,616
Cash, cash equivalents and restricted cash - end of period	$90,338	$80,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments:
Land	$596,084	$596,269
Building and improvements	6,542,944	6,507,816
Lease intangibles	617,731	628,621
Construction in progress	88,609	80,178
	7,845,368	7,812,884
Accumulated depreciation and amortization	(1,806,165)	(1,702,719)
Real estate investments, net	6,039,203	6,110,165
Investment in unconsolidated joint venture	63,593	64,360
Cash and cash equivalents	19,796	115,407
Restricted cash	70,542	3,358
Receivables and other assets, net	294,550	251,728
Right-of-use assets - operating leases, net	228,870	235,223
Other intangibles, net	8,850	10,451
Total assets	$6,725,404	$6,790,692
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,073,465	$3,026,999
Accounts payable and accrued liabilities	172,653	200,358
Derivative financial instruments - interest rate swaps	10,755	14,957
Security deposits, prepaid rent and other liabilities	83,474	82,553
Lease liabilities - operating leases	195,210	198,367
Intangible liabilities, net	29,959	32,539
Total liabilities	3,565,516	3,555,773
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 3,495,755 and 3,519,545 OP Units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	58,564	60,410
General partners’ capital, 218,825,737 and 218,578,012 OP Units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,101,324	3,174,509
Total partners’ capital	3,159,888	3,234,919
Total liabilities and partners’ capital	$6,725,404	$6,790,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$188,494	$178,670	$379,844	$364,201
Interest and other operating income	121	175	264	420
Total revenues	188,615	178,845	380,108	364,621
Expenses:
Rental	57,409	56,200	116,988	113,062
General and administrative	10,929	10,160	21,489	21,678
Transaction	66	32	162	172
Depreciation and amortization	74,977	74,927	151,251	152,592
Interest expense	23,133	24,277	46,119	48,149
Impairment	16,825	—	16,825	—
Total expenses	183,339	165,596	352,834	335,653
Gain on sale of real estate, net	32,753	—	32,753	1,991
Income from unconsolidated joint venture	406	379	798	801
Other income	304	97	307	173
Net income	$38,739	$13,725	$61,132	$31,933
Net income attributable to non-controlling interests	—	—	—	—
Net income attributable to common unitholders	$38,739	$13,725	$61,132	$31,933
Earnings per common OP Unit - basic:
Net income attributable to common unitholders	$0.17	$0.06	$0.28	$0.14
Earnings per common OP Unit - diluted:
Net income attributable to common unitholders	$0.17	$0.06	$0.28	$0.14
Weighted average common OP Units outstanding:
Basic	222,326	222,088	222,297	221,228
Diluted	222,326	222,088	222,297	221,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$38,739	$13,725	$61,132	$31,933

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	1,523	(3,228)	4,315	(25,726)
Total other comprehensive income (loss)	1,523	(3,228)	4,315	(25,726)

Total comprehensive income	40,262	10,497	65,447	6,207
Comprehensive income attributable to non-controlling interests	—	—	—	—
Total comprehensive income attributable to common unitholders	$40,262	$10,497	$65,447	$6,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
Issuance of general partner OP Units	1,675	50,020	—	—	50,020
Share-based award transactions, net	236	3,203	—	—	3,203
Redemption and cancellation of general partner OP Units	(154)	(4,624)	—	—	(4,624)
Redemption of limited partner OP Units and other	273	6,776	(273)	(6,776)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,867)	—	(1,134)	(70,001)
Net income	—	17,901	—	307	18,208
Other comprehensive loss	—	(22,138)	—	(360)	(22,498)
Balance as of March 31, 2020	218,483	3,340,550	3,561	64,402	3,404,952
Issuance of limited partner OP Units			47	1,378	1,378
Share-based award transactions, net	(1)	2,100	—	—	2,100
Redemption and cancellation of general partner OP Units	(7)	(174)	—	—	(174)
Redemption of limited partner OP Units and other	40	1,096	(40)	(1,096)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,827)	—	(1,162)	(69,989)
Net income	—	13,489	—	236	13,725
Other comprehensive loss	—	(3,176)	—	(52)	(3,228)
Balance as of June 30, 2020	218,515	$3,285,058	3,568	$63,706	$3,348,764

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2020	218,578	$3,174,509	3,520	$60,410	$3,234,919
Share-based award transactions, net	354	3,337	—	—	3,337
Redemption and cancellation of general partner OP Units	(119)	(3,248)	—	—	(3,248)
Redemption of limited partner OP Units and other	11	255	(11)	(255)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,023)	—	(1,183)	(71,206)
Net income	—	22,030	—	363	22,393
Other comprehensive income	—	2,748	—	44	2,792
Balance as of March 31, 2021	218,824	3,129,608	3,509	59,379	3,188,987
Share-based award transactions, net	(6)	2,065	—	—	2,065
Redemption and cancellation of general partner OP Units	(5)	(129)	—	—	(129)
Redemption of limited partner OP Units and other	13	291	(13)	(291)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,019)	—	(1,278)	(71,297)
Net income	—	38,011	—	728	38,739
Other comprehensive income	—	1,497	—	26	1,523
Balance as of June 30, 2021	218,826	$3,101,324	3,496	$58,564	$3,159,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$61,132	$31,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,062	144,724
Share-based compensation expense	5,402	5,303
Income from unconsolidated joint venture	(798)	(801)
Distributions from unconsolidated joint venture	1,565	1,670
Impairment	16,825	—
Gain on sale of real estate, net	(32,753)	(1,991)
Changes in operating assets and liabilities:
Receivables and other assets, net	10,540	2,504
Accounts payable and accrued liabilities	(8,552)	(6,337)
Security deposits, prepaid rent and other liabilities	(4,496)	5,178
Net cash provided by operating activities	190,927	182,183
Cash flows from investing activities:
Investments in real estate	(50,628)	(41,338)
Development of real estate	(33,983)	(30,367)
Proceeds from the sale of real estate	65,349	6,420
Capital expenditures	(53,471)	(43,917)
Collection of real estate notes receivable	15,405	514
Advances on real estate notes receivable	(61,020)	(6,000)
Net cash used in investing activities	(118,348)	(114,688)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	100,000	1,314,000
Payments on unsecured revolving credit facility	(55,000)	(1,150,000)
Payments on secured mortgage loans	—	(96,206)
Proceeds from issuance of general partner units	—	50,020
Issuance of OP Units	—	1,378
Repurchase and cancellation of general partner units	(3,377)	(4,798)
Distributions paid to general partner	(140,022)	(137,050)
Distributions paid to limited partners and redeemable non-controlling interests	(2,607)	(2,455)
Net cash used in financing activities	(101,006)	(25,111)
Net change in cash, cash equivalents and restricted cash	(28,427)	42,384
Cash, cash equivalents and restricted cash - beginning of period	118,765	37,616
Cash, cash equivalents and restricted cash - end of period	$90,338	$80,000
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of equity and changes in partners’ capital. Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2021 and December 31, 2020, there were approximately 3.5 million of OP Units issued and outstanding held by non-controlling interest holders.
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
In addition, from time to time, the Company acquires properties using a like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “1031 exchange”) and, as such, the proceeds from a property or portfolio disposition are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because we are the primary beneficiary as we have the ability to control the activities that most significantly impact the EAT’s economic performance and can close out the 1031 exchange structure at any time. As of June 30, 2021, the Company had one such entity where the 1031 exchange had not completed. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash is typically comprised of: (i) reserve accounts for property taxes, insurance, capital and tenant improvements; (ii) collateral accounts for debt and interest rate swaps; (iii) 1031 exchange funds; and (iv) deposits for future investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$19,796	$75,202
Restricted cash	70,542	4,798
Total cash, cash equivalents and restricted cash	$90,338	$80,000

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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2021 and 2020 was $60.7 million and $58.2 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2021 and 2020 was $121.9 million and $117.1 million, respectively.
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
Through the duration of the coronavirus (“COVID-19”) pandemic, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance provided by the Lease Modification Q&A issued by the Financial Accounting Standards Board (“FASB”) in April 2020 was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months of rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. In 2020, which is the period that we believe constituted the majority of our COVID-related deferral requests, we approved deferral plans totaling approximately $11.1 million, of which approximately $10.2 million have been repaid through June 30, 2021.
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concessions at the commencement of the lease in exchange for additional term, which additional term averages approximately three years. This category is treated as a modification under Topic 842, with the existing balance of the cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, and is offset by more term and/or increased rental rates. For the six months ended June 30, 2021, the Company has entered into very few new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concessions at the onset of the lease term.
The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2021, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Real Estate Held for Sale
We consider properties held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on a discounted cash flow analysis, which involves management's best estimate of market participants' holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of June 30, 2021 and December 31, 2020, the Company had no properties classified as held for sale.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. Pursuant to Topic 326 - Financial Instruments - Credit Losses, we adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. Given management’s estimated probability of default at inception, we determined that the current risk of credit loss is remote. Accordingly, we have recorded no reserve for credit loss as of June 30, 2021.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of June 30, 2021 and December 31, 2020, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $63.6 million and $64.4 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For each of the three months ended June 30, 2021 and 2020, we recognized income of $0.4 million. For each of the six months ended June 30, 2021 and 2020, we recognized income of $0.8 million.
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
3. Investments in Real Estate
For the six months ended June 30, 2021, our investments had an aggregate purchase price of $53.0 million. As part of these investments, we incurred approximately $0.5 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	Six Months Ended June 30,
	2021	2020
Land	$1,093	$2,817
Building and improvements	45,629	35,259
In place leases	5,291	3,621
Below market leases	(79)	(693)
Above market leases	66	334
ROU assets	(1,372)	—
Net real estate assets acquired	50,628	41,338
Other, net	2,397	334
Aggregate purchase price	$53,025	$41,672
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the six months ended June 30, 2021 and 2020, respectively (in years):

	Six Months Ended June 30,
	2021	2020
Acquired intangible assets	4.2	5.4
Acquired intangible liabilities	5.7	3.6

4. Dispositions and Impairment
Dispositions
During the six months ended June 30, 2021, we sold a 13 property portfolio with locations in Tennessee and Virginia for a gross sales price of $67.5 million, resulting in a net gain to us of approximately $32.8 million. During the six months ended June 30, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, resulting in a net gain to us of approximately $2.0 million.
Impairment
During the six months ended June 30, 2021, we recorded impairment charges of $16.8 million on two properties, for which the holding period was revised by the Company to be less than the previously estimated useful life. The estimated fair values were based on a purchase option and a pending sales agreement, both of which were executed subsequent to June 30, 2021. We recorded no impairment charges during the six months ended June 30, 2020.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020, respectively (in thousands, except with respect to the weighted average remaining amortization terms):

	June 30, 2021		December 31, 2020
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$477,562	9.6	$483,779	9.7
Tenant relationships	140,169	10.4	144,842	10.0
Above market leases	37,093	6.4	37,876	5.8
	654,824		666,497
Accumulated amortization	(436,330)		(427,937)
Total	$218,494	9.6	$238,560	9.6

Liabilities:
Below market leases	$61,951	14.8	$61,896	14.6
Accumulated amortization	(31,992)		(29,357)
Total	$29,959	14.8	$32,539	14.6

The following is a summary of the net intangible amortization for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization recorded against rental income related to above and (below) market leases	$(641)	$(751)	$(1,233)	$(2,719)
Amortization expense related to in place leases and tenant relationships	11,340	13,438	23,227	29,373

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Tenant receivables, net	$9,966	$17,717
Other receivables, net	5,118	6,243
Deferred financing costs, net	1,724	2,586
Deferred leasing costs, net	42,505	43,234
Straight-line rent receivables, net	134,806	128,070
Prepaid expenses, deposits, equipment and other, net	38,755	46,114
Real estate notes receivable, net	46,341	—
Finance ROU asset, net	15,335	7,764
Total	$294,550	$251,728

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense related to deferred leasing costs	$2,204	$2,113	$4,427	$4,009
Interest expense related to deferred financing costs	431	431	862	862

7. Leases
For the three months ended June 30, 2021, one new ground lease has commenced. Based on our analysis, we concluded that its classification was as a finance lease. Additionally, we sold a portfolio of properties resulting in the removal of eight of our in-place operating ground leases. For more details on the disposition, refer to Note 4 - Dispositions and Impairment.
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating and finance leases as of June 30, 2021 (in thousands):

Year	Operating Leases	Finance Leases
2021	$5,304	$277
2022	10,797	558
2023	10,934	563
2024	10,277	568
2025	9,764	573
2026	9,766	584
Thereafter	606,467	35,797
Total undiscounted lease payments	$663,309	$38,920
Less: Interest	(468,099)	(23,468)
Present value of lease liabilities	$195,210	$15,452
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended June 30, 2021 and 2020, we recognized $187.4 million and $176.2 million, respectively, of rental and other lease-related income related to our operating leases, of which $42.2 million and $41.8 million, respectively, were variable lease payments. For the six months ended June 30, 2021, and 2020, we recognized $377.8 million and $360.5 million, respectively, of rental and other lease-related income related to our operating leases, of which $87.3 million and $84.6 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of June 30, 2021 (in thousands):

Year	Amount
2021	$275,454
2022	529,289
2023	475,792
2024	419,934
2025	366,142
2026	317,544
Thereafter	1,183,342
Total	$3,567,497

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Unsecured revolving credit facility	$45,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,550,000
Fixed rate mortgages	—	—
	$3,095,000	$3,050,000
Deferred financing costs, net	(17,661)	(19,157)
Premium, net	(3,874)	(3,844)
Total	$3,073,465	$3,026,999
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
Our amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) includes an unsecured revolving credit facility of $1.0 billion maturing on June 30, 2022, and an unsecured term loan of $300.0 million maturing on February 1, 2023. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion if so increased.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2021, we had $45.0 million outstanding under this unsecured revolving credit facility at an interest rate of 1.13% per annum. The margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
Under the Unsecured Credit Agreement as noted above, we have a $300.0 million unsecured term loan, guaranteed by HTA, with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2021 was 1.10% per annum. We have interest rate swaps hedging the floating interest rate, which resulted in a fixed rate of 2.52% per annum, based on our current credit rating. As of June 30, 2021, we had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2021 was 1.00% per annum. We have interest rate swaps hedging the floating index rate, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of June 30, 2021, we had $200.0 million under this unsecured term loan outstanding. This loan matures on January 15, 2024.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.50% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of June 30, 2021, we had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.75% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of June 30, 2021, we had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.10% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of June 30, 2021, we had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 2.00% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. As of June 30, 2021, we had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2021 (in thousands):

Year	Amount
2021	$—
2022	45,000
2023	300,000
2024	200,000
2025	—
Thereafter	2,550,000
Total	$3,095,000
Deferred Financing Costs
As of June 30, 2021, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2021	$1,496
2022	2,993
2023	2,497
2024	2,104
2025	2,092
Thereafter	6,479
Total	$17,661

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of June 30, 2021, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of June 30, 2021 we were not aware of non-compliance with any financial or non-financial covenants in light of the ongoing COVID-19 pandemic.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and treasury locks as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without an exchange of the underlying notional amount. A treasury lock is a synthetic forward sale of a U.S. treasury note, which is settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. Such treasury locks are entered into to effectively fix the treasury component of an upcoming debt issuance.
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
As of June 30, 2021, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	June 30, 2021
Number of instruments	7
Notional amount	$500,000

The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps	Receivables and other assets	$—	$—	Derivative financial instruments	$10,755	$14,957

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Effect of Derivative Instruments	Location in Statement of Operations and Comprehensive Income (Loss)	2021	2020	2021	2020
Gain (loss) recognized in OCI	Change in unrealized losses on cash flow hedges	$(150)	$(4,300)	$1,013	$(26,453)
Gain (loss) reclassified from accumulated OCI into income	Interest expense	(1,673)	(1,072)	(3,302)	(727)

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
As of June 30, 2021, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $11.0 million. As of June 30, 2021, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
Unfunded Loan Commitments
Unfunded loan commitments include amounts undrawn on mezzanine loans. As of June 30, 2021, unfunded loan commitments totaled $20.6 million.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
11. Stockholders’ Equity and Partners’ Capital
HTALP’s operating partnership agreement provides that it will distribute cash flow from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner thereof determines. Dividend distributions are made such that a holder of one OP Unit in HTALP will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of our common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of OP Units.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Common Stock Offerings
In March 2021, we entered into equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million, which replaces our prior ATM offering program that expired in February 2021. As of June 30, 2021, $750.0 million remained available for issuance by us under our current ATM.
Currently, we have four outstanding forward sale arrangements pursuant to forward equity agreements under our prior ATM program, with total anticipated net proceeds of $277.5 million based on an average initial forward price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements have been extended and mature on or about December 31, 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In September 2020, our Board of Directors approved the reactivation of a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of June 30, 2021, the remaining amount of common stock available for repurchase under our stock repurchase plan was $300.0 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, declared, but unpaid, dividends totaling $71.3 million were included in accounts payable and accrued liabilities. On August 3, 2021 our Board of Directors announced an increased quarterly cash dividend of $0.325 per share of common stock and per OP Unit to be paid on October 11, 2021 to stockholders and unitholders of record on October 4, 2021.
Incentive Plan
On April 29, 2021, our Board of Directors approved and adopted the Amended and Restated 2006 Incentive Plan (the “Plan”), which was approved by our Stockholders on July 7, 2021 at our Annual Meeting of Stockholders. The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors and authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; and other stock-based and cash-based awards. The aggregate number of awards reserved and available for issuance under the Plan is 10,000,000 shares. There were no issuances of stock under the Plan, as amended, as of June 30, 2021.
Restricted Common Stock
For the three and six months ended June 30, 2021, we recognized compensation expense of $2.1 million and $5.4 million, respectively. For the three and six months ended June 30, 2020, we recognized compensation expense of $2.1 million and $5.3 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2021, we had $7.9 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.9 years.
The following is a summary of our restricted common stock activity as of June 30, 2021 and 2020, respectively:

	June 30, 2021		June 30, 2020
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	436,399	$28.27	600,987	$28.04
Granted	354,288	26.62	244,531	30.20
Vested	(270,099)	27.48	(361,150)	28.89
Forfeited	(6,767)	28.87	(10,197)	28.78
Ending balance	513,821	$27.54	474,171	$28.49

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Real estate notes receivable, net	$46,341	$46,341	$—	$—
Derivative financial instruments	—	—	—	—
Level 2 - Liabilities:
Derivative financial instruments	$10,755	$10,755	$14,957	$14,957
Debt	3,073,465	3,227,343	3,026,999	3,258,573
The carrying amounts of cash and cash equivalents, tenant and other receivables, restricted cash, accounts payable, and accrued liabilities approximate fair value. Fair values for real estate notes receivable are estimated based on rates currently prevailing for similar instruments of similar maturities and are based primarily on Level 2 inputs. Although we have determined that the majority of the inputs used to value our cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our cash flow hedge positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our cash flow hedge valuations in their entirety are classified in Level 2 of the fair value hierarchy.  For further discussion of the assumptions considered, refer to Note 2 - Summary of Significant Accounting Policies.
Financial Instruments Reported at Fair Value - Non-Recurring
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This category generally includes assets subject to impairment.
The table below presents our assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
	Fair Value	Fair Value
Level 2 - Assets:
MOB (1)	$27,318	$—
(1) The hold period was revised by the Company to be less than the previously estimated useful life for two MOBs. Consequently, at June 30, 2021, MOBs with a carrying amount of $44.1 million were written down to their fair value $27.3 million, resulting in impairment charges of $16.8 million for the six months ended June 30, 2021. The estimated fair values for these MOBs as of June 30, 2021 were based on a purchase option and a pending sales agreement, both of which were executed subsequent to June 30, 2021.
13. Per Share Data of HTA
Currently, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, based on an average initial forward price of $29.46, subject to adjustments as provided in the forward equity agreements. All four of the arrangements have been extended and mature on or about December 31, 2021.
To account for the forward equity agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreements were not liabilities as they did not embody obligations to repurchase our shares of common stock nor did they embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to the fair value of our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own common stock.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In addition, we considered the potential dilution resulting from the forward equity agreements mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreements during the period of time prior to settlement. The impact to our weighted-average shares - diluted was anti-dilutive in nature and, thus, approximately 389,000 and 445,000 shares were excluded from the calculation for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the impact to our weighted-average shares - diluted was anti-dilutive in nature and, thus, approximately 1.4 million and 0.5 million shares, respectively, were excluded from the calculation.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreements are not considered a participating security and, therefore, are not included in the computation of earnings per share using the two-class method. For the three and six months ended June 30, 2021 and 2020, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$38,739	$13,725	$61,132	$31,933
Net income attributable to non-controlling interests	(728)	(236)	(1,091)	(543)
Net income attributable to common stockholders	$38,011	$13,489	$60,041	$31,390
Denominator:
Weighted average shares outstanding - basic	218,822	218,483	218,787	217,588
Dilutive shares - OP Units convertible into common stock	3,504	3,605	3,510	3,640
Adjusted weighted average shares outstanding - diluted	222,326	222,088	222,297	221,228
Earnings per common share - basic
Net income attributable to common stockholders	$0.17	$0.06	$0.27	$0.14
Earnings per common share - diluted
Net income attributable to common stockholders	$0.17	$0.06	$0.27	$0.14

14. Per Unit Data of HTALP
Currently, we have four outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $277.5 million, subject to adjustments as provided in the forward equity agreements. All four of the arrangements have been extended and mature on or about December 31, 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in 2019 and March 2020.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$38,739	$13,725	$61,132	$31,933
Net income attributable to non-controlling interests	—	—	—	—
Net income attributable to common unitholders	$38,739	$13,725	$61,132	$31,933
Denominator:
Weighted average OP Units outstanding - basic	222,326	222,088	222,297	221,228
Dilutive units - OP Units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	222,326	222,088	222,297	221,228
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.17	$0.06	$0.28	$0.14
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.17	$0.06	$0.28	$0.14

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$39,827	$44,230
Cash paid for operating leases	7,942	6,340

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$13,065	$8,536
Dividend distributions declared, but not paid	71,302	69,956
Redemption of non-controlling interest	546	7,872
ROU assets obtained in exchange for lease obligations	7,683	—

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
Since 2006, we have invested $7.5 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 25.3 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of June 30, 2021. We are concentrated in 20 to 25 key markets that are generally experiencing higher economic and demographic trends than other markets that we expect will drive demand for MOBs. As of June 30, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 95% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Boston, Houston, Miami and Indianapolis being our largest markets by annualized base rent.
Company Highlights
Portfolio Operating Performance
•For the three months ended June 30, 2021, our total revenue was $188.6 million, compared to $178.8 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, our total revenue was $380.1 million, compared to $364.6 million for the six months ended June 30, 2020.
•For the three months ended June 30, 2021, our net income was $38.7 million, compared to $13.7 million, for the three months ended June 30, 2020. For the six months ended June 30, 2021, our net income was $61.1 million, compared to $31.9 million for the six months ended June 30, 2020.
•For the three months ended June 30, 2021, our net income attributable to common stockholders was $0.17 per diluted share, or $38.0 million, compared to $0.06 per diluted share, or $13.5 million, for the three months ended June 30, 2020. For the six months ended June 30, 2021, our net income attributable to common stockholders was $0.27 per diluted share, or $60.0 million, compared to $0.14 per diluted share, or $31.4 million, for the six months ended June 30, 2020.
•For the three months ended June 30, 2021, HTA’s FFO, as defined by NAREIT, was $96.8 million, or $0.44 per diluted share, compared to $0.40 per diluted share, or $87.8 million, for the three months ended June 30, 2020. For the six months ended June 30, 2021, HTA’s FFO was $194.6 million, or $0.88 per diluted share, compared to $0.82 per diluted share, or $180.9 million, for the six months ended June 30, 2020.
•For the three months ended June 30, 2021, HTALP’s FFO was $97.5 million, or $0.44 per diluted OP Unit, compared to $0.40 per diluted OP Unit, or $88.0 million, for the three months ended June 30, 2020. For the six months ended June 30, 2021, HTALP’s FFO was $195.7 million, or $0.88 per diluted OP Unit, compared to $0.82 per diluted OP Unit, or $181.4 million, for the six months ended June 30, 2020.
•For the three months ended June 30, 2021, HTA’s and HTALP’s Normalized FFO was $0.44 per diluted share and OP Unit, or $97.6 million, compared to $0.42 per diluted share and OP Unit, or $93.0 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, HTA’s and HTALP’s Normalized FFO was $0.88 per diluted share and OP Unit, or $195.9 million, compared to $0.84 per diluted share and OP Unit, or $186.6 million for the six months ended June 30, 2020.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•For the three months ended June 30, 2021, our NOI was $131.2 million, compared to $122.6 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, our NOI was $263.1 million, compared to $251.6 million for the six months ended June 30, 2020.
•For the three months ended June 30, 2021, our Same-Property Cash NOI increased 2.1%, or $2.5 million, to $122.5 million, compared to $120.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, our Same-Property Cash NOI increased 2.0%, or $4.7 million, to $244.4 million, compared to $239.7 million for the six months ended June 30, 2020.
•For additional information on our NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.
Key Market Focused Strategy and Investments
Over the last decade, we have been an active investor in the medical office sector. This has enabled us to create a high quality portfolio focused on MOBs serving the future of healthcare with scale and significance in 20 to 25 key markets.
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.1 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of June 30, 2021, approximately 95% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of June 30, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 17 of our top 20 markets.
•During the six months ended June 30, 2021, we closed on $52.5 million worth of medical office investments totaling approximately 157,000 square feet of GLA. In addition, we funded $48.5 million of investments in real estate notes receivable.
Internal Growth through Proactive In-House Property Management and Leasing
We believe we have one of the largest full-service operating platforms in the medical office sector that consists of our in-house asset management and leasing platform which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities for us. Our full-service operating platform has also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.
•As of June 30, 2021, our in-house asset management and leasing platform operated approximately 24.5 million square feet of GLA, or 97% of our total portfolio.
•As of June 30, 2021, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.3% by GLA and our occupancy rate was 87.9% by GLA.
•We entered into new and renewal leases on approximately 0.6 million and 1.4 million square feet of GLA, or approximately 2.6% and 5.3% of the GLA of our total portfolio, during the three and six months ended June 30, 2021, respectively.
•During the three and six months ended June 30, 2021, tenant retention for the Same-Property portfolio was 80% and 73%, respectively. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
Financial Strategy and Balance Sheet Flexibility
•As of June 30, 2021, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 33.5%. Total liquidity was approximately $1.3 billion, inclusive of $955.0 million available on our unsecured revolving credit facility, $277.5 million of forward equity agreements, $65.0 million of restricted cash for funds held in a 1031 exchange account, and cash and cash equivalents of $19.8 million as of June 30, 2021.

•As of June 30, 2021, the weighted average remaining term of our debt portfolio was 6.6 years.
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
Factors Which May Influence Results of Operations
The novel coronavirus, or COVID-19 pandemic, continues to impact economies and markets worldwide. All our buildings have remained in operation throughout the course of the pandemic. However, we addressed periodic requests from a number of our tenants about their ability to defer payment of a portion of their rents for a limited duration. We evaluated each such request on a case by case basis. In 2020, which is the period that we believe constituted the majority of our COVID-related deferral requests, we approved deferral plans totaling approximately $11.1 million, of which approximately $10.2 million of these deferrals have been repaid through June 30, 2021. There are no substantial outstanding requests for assistance from tenants. Payments of rent deferrals are generally expected to be repaid within the next 3 to 6 months. As of June 30, 2021, we have not granted unilateral rent forgiveness in connection with our deferral program, however, we may do so in the future if conditions and the specific economics warrant the use of such measures.
In addition, in 2020 we entered into certain lease modifications in the form of early renewals where we provide concessions in the form of free rent, which averaged three months at the inception of the lease, in exchange for additional term, which, averaged approximately three years. During the six months ended June 30, 2021, we have not entered into any material deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease as a result of COVID-19. Although we did not experience significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2021, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by federal, state and local agencies or foreign governments, ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
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
Investment Activity
During the six months ended June 30, 2021, we had investments with an aggregate gross purchase price of $53.0 million. During the six months ended June 30, 2020, we had investments with an aggregate gross purchase price of $41.7 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
As of June 30, 2021 and 2020, we owned and operated approximately 25.3 million and 24.9 million square feet of GLA, respectively, with a leased rate of 89.3% and 90.4%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 87.9% and 89.7%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended June 30, 2021 and 2020, respectively, is set forth below (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenues:
Rental income	$188,494	$178,670	$9,824	5.5%
Interest and other operating income	121	175	(54)	(30.9)
Total revenues	188,615	178,845	9,770	5.5
Expenses:
Rental	57,409	56,200	1,209	2.2
General and administrative	10,929	10,160	769	7.6
Transaction	66	32	34	106.3
Depreciation and amortization	74,977	74,927	50	0.1
Interest expense	23,133	24,277	(1,144)	(4.7)
Impairment	16,825	—	16,825	NM
Total expenses	183,339	165,596	17,743	10.7
Gain on sale of real estate, net	32,753	—	32,753	NM
Income from unconsolidated joint venture	406	379	27	7.1
Other income	304	97	207	NM
Net income	$38,739	$13,725	$25,014	NM

NOI	$131,206	$122,645	$8,561	7.0%
Same-Property Cash NOI	$122,529	$120,065	$2,464	2.1%

Comparison of the six months ended June 30, 2021 and 2020, respectively, is set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenues:
Rental income	$379,844	$364,201	$15,643	4.3%
Interest and other operating income	264	420	(156)	(37.1)
Total revenues	380,108	364,621	15,487	4.2
Expenses:
Rental	116,988	113,062	3,926	3.5
General and administrative	21,489	21,678	(189)	(0.9)
Transaction	162	172	(10)	(5.8)
Depreciation and amortization	151,251	152,592	(1,341)	(0.9)
Interest expense	46,119	48,149	(2,030)	(4.2)
Impairment	16,825	—	16,825	NM
Total expenses	352,834	335,653	17,181	5.1
Gain on sale of real estate, net	32,753	1,991	30,762	NM
Income from unconsolidated joint venture	798	801	(3)	(0.4)
Other income	307	173	134	77.5
Net income	$61,132	$31,933	$29,199	91.4%

NOI	$263,120	$251,559	$11,561	4.6%
Same-Property Cash NOI	$244,394	$239,685	$4,709	2.0%
*NM- not meaningful.

Rental Income
For the three and six months ended June 30, 2021 and 2020, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Contractual rental income	$179,781	$168,627	$11,154	6.6%
Straight-line rent and amortization of above and (below) market leases	5,127	6,019	(892)	(14.8)
Other rental revenue	3,586	4,024	(438)	(10.9)
Total rental income	$188,494	$178,670	$9,824	5.5%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Contractual rental income	$362,293	$344,467	$17,826	5.2%
Straight-line rent and amortization of above and (below) market leases	10,374	12,112	(1,738)	(14.3)
Other rental revenue	7,177	7,622	(445)	(5.8)
Total rental income	$379,844	$364,201	$15,643	4.3%
Contractual rental income, which includes expense reimbursements, increased $11.2 million and $17.8 million for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The increases were primarily due to additional contractual rental income of $4.8 million and $9.0 million from our 2020 and 2021 acquisitions, and contractual rent increases for the three and six months ended June 30, 2021, partially offset by $1.3 million and $1.7 million of reduced NOI as a result of the buildings we sold during 2020 and 2021 for the three and six months ended June 30, 2021, respectively. In addition, during the three and six months ended June 30, 2020, we recorded a non-recurring charge of $4.7 million of bad debt as a reduction in revenue.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New and renewal leases:
Average starting base rents	$24.86	$28.54	$24.80	$27.36
Average expiring base rents	21.86	27.30	22.45	26.44

Square feet of GLA	647	1,301	1,352	2,186
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2021 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type, term, geography, and supply/demand dynamics.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and six months ended June 30, 2021 and 2020, respectively (in per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New leases:
Tenant improvements	$36.63	$60.95	$28.40	$45.64
Leasing commissions	4.31	4.33	3.91	3.21
Tenant concessions	7.00	2.71	6.85	4.20
Renewal leases:
Tenant improvements	$5.26	$6.19	$5.15	$6.21
Leasing commissions	2.06	3.10	2.13	3.31
Tenant concessions	0.16	3.64	0.16	1.74
The average term for new and renewal leases executed consisted of the following for the three and six months ended June 30, 2021 and 2020, respectively (in years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New leases	7.3	8.8	5.6	9.5
Renewal leases	3.6	3.9	3.9	4.1
Rental Expenses
For the three months ended June 30, 2021 and 2020, rental expenses attributable to our properties were $57.4 million and $56.2 million, respectively. For the six months ended June 30, 2021 and 2020, rental expenses attributable to our properties were $117.0 million and $113.1 million, respectively. These increases in rental expenses were primarily due to $1.3 million and $2.7 million of additional rental expenses associated with our 2020 and 2021 acquisitions for the three and six months ended June 30, 2021, respectively.
General and Administrative Expenses
For the three months ended June 30, 2021 and 2020, general and administrative expenses were $10.9 million and $10.2 million, respectively. For the six months ended June 30, 2021 and 2020, general and administrative expenses were $21.5 million and $21.7 million, respectively. The increase in general and administrative expenses for the three months ended June 30, 2021 was primarily a result of increased costs for general corporate matters. For the six months ended June 30, 2021, general and administrative expenses were relatively consistent.
Depreciation and Amortization Expense
For the three months ended June 30, 2021 and 2020, depreciation and amortization expense was $75.0 million and $74.9 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was $151.3 million and $152.6 million, respectively. These increases were associated with our 2020 and 2021 acquisitions, partially offset by buildings we disposed of during 2020 and 2021.
Interest Expense
For the three months ended June 30, 2021 and 2020, interest expense was $23.1 million and $24.3 million, respectively. For the six months ended June 30, 2021 and 2020, interest expense was $46.1 million and $48.1 million, respectively. The decreases in interest expense is primarily due to lower average interest rates as compared to the same period in 2020.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Impairment
For the six months ended June 30, 2021, we recorded impairment charges of $16.8 million on two properties related to: (i) a purchase option included in a lease agreement that was exercised subsequent to June 30, 2021 for a contractual sale price less than its carrying value; and (ii) a pending sales agreement executed subsequent to June 30, 2021 for a sale price less than its carrying value. We recorded no impairment charges during the six months ended June 30, 2020.
Gain on Sale of Real Estate, net
For the six months ended June 30, 2021, we realized a net gain of approximately $32.8 million on the sale of a 13 property portfolio with locations in Tennessee and Virginia. For the six months ended June 30, 2020, we realized a net gain of approximately $2.0 million on the sale of part of our interest in undeveloped land in Miami, Florida.

Net Income
For the three months ended June 30, 2021 and 2020, net income was $38.7 million and $13.7 million, respectively. For the six months ended June 30, 2021 and 2020, net income was $61.1 million and $31.9 million, respectively. The increases are primarily the result of gains associated with disposition of assets in non-key markets, as well as continued growth in our operations due to accretive acquisitions and improved operating efficiencies.
NOI and Same-Property Cash NOI
For the three months ended June 30, 2021 and 2020, NOI was $131.2 million and $122.6 million, respectively. For the six months ended June 30, 2021 and 2020, NOI was $263.1 million and $251.6 million, respectively. The increases in NOI was primarily due to additional NOI from our 2020 and 2021 acquisitions of $4.1 million and $7.4 million for the three and six months ended June 30, 2021, respectively, partially offset by $0.7 million and $1.1 million of reduced NOI as a result of the buildings we sold during 2020 and 2021 for the three and six months ended June 30, 2021, respectively, and a reduction in straight-line rent from properties we owned for more than a year.
Same-Property Cash NOI increased 2.1% to $122.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Same-Property Cash NOI increased 2.0% to $244.4 million for the six months ended June 30, 2021 compared to six months ended June 30, 2020. The increases were primarily the result of rent escalations and improved operating efficiencies, offset by a slight decrease in average occupancy.
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
We also compute Normalized FFO, which excludes from FFO: (i) transaction expenses; (ii) gain or loss on extinguishment of debt; (iii) non-controlling income or loss from OP Units included in diluted shares (only applicable to the Company); and (iv) other normalizing adjustments, which include items that are unusual and infrequent in nature. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs.
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
In addition, the amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, non-controlling income or loss from OP Units included in diluted shares (only applicable to the Company) and the weighted average shares of our common stock or HTALP OP Units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$38,011	$13,489	$60,041	$31,390
Depreciation and amortization expense related to investments in real estate	74,219	73,769	149,550	150,506
Gain on sale of real estate, net	(32,753)	—	(32,753)	(1,991)
Impairment	16,825	—	16,825	—
Proportionate share of joint venture depreciation and amortization	487	508	975	975
FFO attributable to common stockholders	$96,789	$87,766	$194,638	$180,880
Transaction expenses	66	32	162	172
Non-controlling income from OP Units included in diluted shares	728	236	1,091	543
Other normalizing adjustments (1)	—	4,959	—	5,031
Normalized FFO attributable to common stockholders	$97,583	$92,993	$195,891	$186,626

Net income attributable to common stockholders per diluted share	$0.17	$0.06	$0.27	$0.14
FFO adjustments per diluted share, net	0.27	0.34	0.61	0.68
FFO attributable to common stockholders per diluted share	$0.44	$0.40	$0.88	$0.82
Normalized FFO adjustments per diluted share, net	0.00	0.02	0.00	0.02
Normalized FFO attributable to common stockholders per diluted share	$0.44	$0.42	$0.88	$0.84

Weighted average diluted common shares outstanding	222,326	222,088	222,297	221,228
(1) For the three months ended June 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand; incremental hazard pay to facilities employees of $242 thousand; and incremental personal protective equipment of $45 thousand. For the six months ended June 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand; incremental hazard pay to facilities employees of $314 thousand; and incremental personal protective equipment of $45 thousand.
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common unitholders	$38,739	$13,725	$61,132	$31,933
Depreciation and amortization expense related to investments in real estate	74,219	73,769	149,550	150,506
Gain on sale of real estate, net	(32,753)	—	(32,753)	(1,991)
Impairment	16,825	—	16,825	—
Proportionate share of joint venture depreciation and amortization	487	508	975	975
FFO attributable to common unitholders	$97,517	$88,002	$195,729	$181,423
Transaction expenses	66	32	162	172
Other normalizing adjustments (1)	—	4,959	—	5,031
Normalized FFO attributable to common unitholders	$97,583	$92,993	$195,891	$186,626

Net income attributable to common unitholders per diluted share	$0.17	$0.06	$0.28	$0.14
FFO adjustments per diluted OP Unit, net	0.27	0.34	0.60	0.68
FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.40	$0.88	$0.82
Normalized FFO adjustments per diluted OP Unit, net	0.00	0.02	0.00	0.02
Normalized FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.42	$0.88	$0.84

Weighted average diluted common OP Units outstanding	222,326	222,088	222,297	221,228

(1) For the three months ended June 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand; incremental hazard pay to facilities employees of $242 thousand; and incremental personal protective equipment of $45 thousand. For the six months ended June 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand; incremental hazard pay to facilities employees of $314 thousand; and incremental personal protective equipment of $45 thousand.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$38,739	$13,725	$61,132	$31,933
General and administrative expenses	10,929	10,160	21,489	21,678
Transaction expenses	66	32	162	172
Depreciation and amortization expense	74,977	74,927	151,251	152,592
Impairment	16,825	—	16,825	—
Interest expense	23,133	24,277	46,119	48,149
Gain on sale of real estate, net	(32,753)	—	(32,753)	(1,991)
Income from unconsolidated joint venture	(406)	(379)	(798)	(801)
Other income	(304)	(97)	(307)	(173)
NOI	$131,206	$122,645	$263,120	$251,559
Straight-line rent adjustments, net	(3,622)	(3,717)	(7,396)	(6,962)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(400)	(344)	(875)	(2,043)
Notes receivable interest income	(3)	(3)	(9)	(141)
Other normalizing adjustments (1)	—	4,959	—	5,031
Cash NOI	$127,181	$123,540	$254,840	$247,444
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(4,477)	(2,176)	(9,652)	(4,906)
Redevelopment Cash NOI	(282)	(1,334)	(1,066)	(2,936)
Intended for sale Cash NOI	107	35	272	83
Same-Property Cash NOI (2)	$122,529	$120,065	$244,394	$239,685

(1) For the three months ended June 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $242 thousand, and incremental personal protective equipment of $45 thousand. For the six months ended June 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand.
(2) Same-Property includes 432 and 425 buildings for the three and six months ended June 30, 2021 and 2020, respectively.
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
As of June 30, 2021, we had total liquidity of $1.3 billion, inclusive of $955.0 million available on our unsecured revolving credit facility, $277.5 million of unsettled forward equity agreements, $65.0 million of restricted cash for funds held in a 1031 exchange account, and cash and cash equivalents of $19.8 million. We believe that we have sufficient liquidity and opportunities to obtain additional liquidity at our disposal to sustain operations for the foreseeable future.
As of June 30, 2021, we had unencumbered assets with a gross book value of $8.0 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Capital expenditures for the remainder of the year will be primarily targeted towards planned maintenance activities and other capital improvements that are either of an immediate need to preserve liquidity, or strategically necessary for revenue generation purposes. Currently these expenditures are estimated at approximately $20 million to $25 million per quarter. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.3 billion allows us the flexibility to fund such capital expenditures as may be necessary or advisable.
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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Cash, cash equivalents and restricted cash - beginning of period	$118,765	$37,616	$81,149
Net cash provided by operating activities	190,927	182,183	8,744
Net cash used in investing activities	(118,348)	(114,688)	(3,660)
Net cash used in financing activities	(101,006)	(25,111)	(75,895)
Cash, cash equivalents and restricted cash - end of period	$90,338	$80,000	$10,338
Net cash provided by operating activities increased in 2021 primarily due to the impact of our 2020 and 2021 acquisitions and contractual rent increases, partially offset by our 2020 and 2021 dispositions. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2021, net cash used in investing activities primarily related to advances on real estate notes receivable of $61.0 million, capital expenditures of $53.5 million, investments in real estate of $50.6 million, and development of real estate of $34.0 million, partially offset by proceeds from the sale of real estate of $65.3 million and collection of real estate notes receivable of $15.4 million. For the six months ended June 30, 2020, net cash used in investing activities primarily related to capital expenditures of $43.9 million, investments in real estate of $41.3 million, development of real estate of $30.4 million, and funding of a real estate loan of $6.0 million, partially offset by proceeds from the sale of real estate of $6.4 million.
For the six months ended June 30, 2021, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $140.0 million and the repurchase and cancellation of common stock of $3.4 million, partially offset by net borrowings under our revolving credit facility of $45.0 million. For the six months ended June 30, 2020, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $137.1 million, and payments on our secured mortgage loans of $96.2 million, partially offset by net borrowings on our unsecured credit facility of $164.0 million and proceeds from issuance of common stock of $50.0 million.

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
For the six months ended June 30, 2021, we paid cash dividends of $140.0 million on our common stock. In July 2021 for the quarter ended June 30, 2021, we paid cash dividends on our common stock of $70.0 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of June 30, 2021, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 33.5%.
As of June 30, 2021, we had debt outstanding of $3.1 billion and the weighted average interest rate therein was 2.86% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2021, $955.0 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of June 30, 2021, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of June 30, 2021, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030 and $800.0 million of senior notes maturing in 2031.
Commitments and Contingencies
As of June 30, 2021, we had unfunded loan commitments totaling $20.6 million. See Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2021, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2021, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Subsequent Events
The Board of Directors of the Company named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. Effective August 2, 2021, the Lead Independent Director of the Board, W. Bradley Blair, II, was elected to be Chairman of the Board.
The Company, with the assistance of outside legal counsel, and the Audit Committee, with the assistance of independent legal counsel, recently began an internal investigation into circumstances relating to reports pursuant to the Company’s whistleblower policy. The investigation is in its early stages, no conclusions have been reached, and the Company cannot predict its duration or outcome. At this time, the Company does not believe that the matters that are the subject of the ongoing investigation will have a material adverse impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2020 Annual Report on Form 10-K. On March 5, 2021, the United Kingdom Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, formally announced the cessation of LIBOR as of June 30, 2023. The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. Concurrent with the FCA’s announcement, the International Swaps and Derivatives Association (“ISDA”) determined that the announcement constituted an index cessation event and consequently the fallback spread adjustments were fixed and published, with the spread adjustment between U.S. dollar 1-Month LIBOR and SOFR at 0.11%. Borrowings under our Unsecured Credit Agreement and our $200 million unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin, as specified in Note 8 - Debt. The unsecured revolving credit facility and the corresponding $300 million unsecured term loan under the Unsecured Credit Agreement mature on June 30, 2022 and February 1, 2023, respectively, and, thus, we do not believe the cessation of LIBOR will have an impact to these instruments. The $200 million unsecured term loan matures on January 15, 2024, however, the loan agreement includes provisions for an alternative rate of interest in the event LIBOR is no longer a widely recognized benchmark rate. As of June 30, 2021, the fallback rate under SOFR was 0.16%. Comparatively, the U.S. dollar 1-Month LIBOR rate as of June 30, 2021 was 0.10%. Consequently, we do not anticipate the transition from LIBOR will have a material impact on our financial statements or results of operations.
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
As of June 30, 2021, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of June 30, 2021.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
August 5, 2021

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
As of June 30, 2021, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of June 30, 2021.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
August 5, 2021

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2021, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	3,969	$28.12	—	—
May 1, 2021 to May 31, 2021	465	27.41	—	—
June 1, 2021 to June 30, 2021	148	27.78	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).
10.1†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (included as Exhibit 99.1 to our Current Report on Form 8-K filed on July 8, 2021 and incorporated herein by reference).

23.1	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	August 5, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 5, 2021

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	August 5, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 5, 2021