Form 10-Q
period 2021-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2021-11-05
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 28, 2021, there were 220,838,102 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended September 30, 2021, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2021, HTA owned a 97.9% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan units (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments:
Land	$625,092	$596,269
Building and improvements	6,701,356	6,507,816
Lease intangibles	506,010	628,621
Construction in progress	28,878	80,178
	7,861,336	7,812,884
Accumulated depreciation and amortization	(1,747,354)	(1,702,719)
Real estate investments, net	6,113,982	6,110,165
Assets held for sale, net	27,049	—
Investment in unconsolidated joint venture	63,213	64,360
Cash and cash equivalents	12,836	115,407
Restricted cash	6,628	3,358
Receivables and other assets, net	314,977	251,728
Right-of-use assets - operating leases, net	227,564	235,223
Other intangibles, net	9,382	10,451
Total assets	$6,775,631	$6,790,692
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,079,190	$3,026,999
Accounts payable and accrued liabilities	178,024	200,358
Liabilities of assets held for sale	263	—
Derivative financial instruments - interest rate swaps	9,377	14,957
Security deposits, prepaid rent and other liabilities	82,852	82,553
Lease liabilities - operating leases	195,115	198,367
Intangible liabilities, net	31,473	32,539
Total liabilities	3,576,294	3,555,773
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 220,839,006 and 218,578,012 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,208	2,186
Additional paid-in capital	4,973,001	4,916,784
Accumulated other comprehensive loss	(11,327)	(16,979)
Cumulative dividends in excess of earnings	(1,857,714)	(1,727,752)
Total stockholders’ equity	3,106,168	3,174,239
Non-controlling interests	93,169	60,680
Total equity	3,199,337	3,234,919
Total liabilities and equity	$6,775,631	$6,790,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$189,832	$187,258	$569,676	$551,459
Interest and other operating income	1,430	68	1,694	488
Total revenues	191,262	187,326	571,370	551,947
Expenses:
Rental	59,568	57,248	176,556	170,310
General and administrative	10,765	10,670	32,254	32,348
Transaction	137	125	299	297
Depreciation and amortization	76,056	75,892	227,307	228,484
Interest expense	23,331	23,136	69,450	71,285
Impairment	—	—	16,825	—
Total expenses	169,857	167,071	522,691	502,724
Gain on sale of real estate, net	143	—	32,896	1,991
Loss on extinguishment of debt, net	—	(27,726)	—	(27,726)
Income from unconsolidated joint venture	400	422	1,198	1,223
Other income	94	117	401	290
Net income (loss)	$22,042	$(6,932)	$83,174	$25,001
Net (income) loss attributable to non-controlling interests	(370)	105	(1,461)	(438)
Net income (loss) attributable to common stockholders	$21,672	$(6,827)	$81,713	$24,563
Earnings per common share - basic:
Net income (loss) attributable to common stockholders	$0.10	$(0.03)	$0.37	$0.11
Earnings per common share - diluted:
Net income (loss) attributable to common stockholders	$0.10	$(0.03)	$0.37	$0.11
Weighted average common shares outstanding:
Basic	218,820	218,549	218,798	217,911
Diluted	222,811	218,549	222,470	221,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$22,042	$(6,932)	$83,174	$25,001

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	1,435	2,054	5,750	(23,672)
Total other comprehensive income (loss)	1,435	2,054	5,750	(23,672)

Total comprehensive income (loss)	23,477	(4,878)	88,924	1,329
Comprehensive income (loss) attributable to non-controlling interests	(398)	73	(1,559)	(59)
Total comprehensive income (loss) attributable to common stockholders	$23,079	$(4,805)	$87,365	$1,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	216,453	$2,165	$4,854,042	$4,546	$(1,502,744)	$3,358,009	$72,635	$3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Share-based award transactions, net	236	2	3,201	—	—	3,203	—	3,203
Repurchase and cancellation of common stock	(154)	(2)	(4,622)	—	—	(4,624)	—	(4,624)
Redemption of non-controlling interest and other	273	3	6,773	—	—	6,776	(6,776)	—
Dividends declared ($0.315 per common share)	—	—	—	—	(68,867)	(68,867)	(1,134)	(70,001)
Net income	—	—	—	—	17,901	17,901	307	18,208
Other comprehensive loss	—	—	—	(22,138)	—	(22,138)	(360)	(22,498)
Balance as of March 31, 2020	218,483	2,185	4,909,397	(17,592)	(1,553,710)	3,340,280	64,672	3,404,952
Issuance of OP Units in HTALP	—	—	—	—	—	—	1,378	1,378
Share-based award transactions, net	(1)	—	2,100	—	—	2,100	—	2,100
Repurchase and cancellation of common stock	(7)	—	(174)	—	—	(174)	—	(174)
Redemption of non-controlling interest and other	40	—	1,096	—	—	1,096	(1,096)	—
Dividends declared ($0.315) per common share)	—	—	—	—	(68,827)	(68,827)	(1,162)	(69,989)
Net Income	—	—	—	—	13,489	13,489	236	13,725
Other comprehensive loss	—	—	—	(3,176)	—	(3,176)	(52)	(3,228)
Balance as of June 30, 2020	218,515	2,185	4,912,419	(20,768)	(1,609,048)	3,284,788	63,976	3,348,764
Share-based award transactions, net	28	1	1,831	—	—	1,832	—	1,832
Repurchase and cancellation of common stock	(11)	—	(296)	—	—	(296)	—	(296)
Redemption of non-controlling interest and other	34	—	813	—	—	813	(813)	—
Dividends declared ($0.320) per common share)	—	—	—	—	(69,938)	(69,938)	(1,133)	(71,071)
Net loss	—	—	—	—	(6,827)	(6,827)	(105)	(6,932)
Other comprehensive income	—	—	—	2,021	—	2,021	33	2,054
Balance as of September 30, 2020	218,566	$2,186	$4,914,767	$(18,747)	$(1,685,813)	$3,212,393	$61,958	$3,274,351

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Cont’d)
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	218,578	$2,186	$4,916,784	$(16,979)	$(1,727,752)	$3,174,239	$60,680	$3,234,919
Issuance of common stock, net	—	—	—	—	—	—	—	—
Share-based award transactions, net	354	3	3,334	—	—	3,337	—	3,337
Repurchase and cancellation of common stock	(119)	(1)	(3,247)	—	—	(3,248)	—	(3,248)
Redemption of non-controlling interest and other	11	—	255	—	—	255	(255)	—
Dividends declared ($0.320) per common share)	—	—	—	—	(70,023)	(70,023)	(1,183)	(71,206)
Net income	—	—	—	—	22,030	22,030	363	22,393
Other comprehensive income	—	—	—	2,748	—	2,748	44	2,792
Balance as of March 31, 2021	218,824	2,188	4,917,126	(14,231)	(1,775,745)	3,129,338	59,649	3,188,987
Share-based award transactions, net	(6)	—	2,065	—	—	2,065	—	2,065
Repurchase and cancellation of common stock	(5)	—	(129)	—	—	(129)	—	(129)
Redemption of non-controlling interest and other	13	—	291	—	—	291	(291)	—
Dividends declared ($0.320) per common share)	—	—	—	—	(70,019)	(70,019)	(1,278)	(71,297)
Net income	—	—	—	—	38,011	38,011	728	38,739
Other comprehensive income	—	—	—	1,497	—	1,497	26	1,523
Balance as of June 30, 2021	218,826	2,188	4,919,353	(12,734)	(1,807,753)	3,101,054	58,834	3,159,888
Issuance of common stock, net	2,000	20	53,715	—	—	53,735	—	53,735
Issuance of OP Units in HTALP in connection with acquisitions	—	—	—	—	—	—	35,785	35,785
Share-based award transactions, net	—	—	(368)	—	—	(368)	—	(368)
Repurchase and cancellation of common stock	—	—	(12)	—	—	(12)	—	(12)
Redemption of non-controlling interest and other	13	—	313	—	—	313	(313)	—
Dividends declared ($0.325) per common share)	—	—	—	—	(71,633)	(71,633)	(1,535)	(73,168)
Net income	—	—	—	—	21,672	21,672	370	22,042
Other comprehensive income	—	—	—	1,407	—	1,407	28	1,435
Balance as of September 30, 2021	220,839	$2,208	$4,973,001	$(11,327)	$(1,857,714)	$3,106,168	$93,169	$3,199,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$83,174	$25,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,332	211,843
Share-based compensation expense	5,034	7,135
Income from unconsolidated joint venture	(1,198)	(1,223)
Distributions from unconsolidated joint venture	2,345	2,455
Impairment	16,825	—
Gain on sale of real estate, net	(32,896)	(1,991)
Loss on extinguishment of debt, net	—	27,726
Changes in operating assets and liabilities:
Receivables and other assets, net	(3,214)	3,282
Accounts payable and accrued liabilities	(8,755)	(11,787)
Security deposits, prepaid rent and other liabilities	(2,029)	7,227
Net cash provided by operating activities	271,618	269,668
Cash flows from investing activities:
Investments in real estate	(147,303)	(52,553)
Development of real estate	(48,482)	(49,479)
Proceeds from the sale of real estate	67,621	6,420
Capital expenditures	(78,047)	(59,016)
Collection of real estate notes receivable	15,405	709
Advances on real estate notes receivable	(66,526)	(6,000)
Net cash used in investing activities	(257,332)	(159,919)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	180,000	1,329,862
Payments on unsecured revolving credit facility	(130,000)	(1,429,862)
Proceeds from unsecured senior notes	—	793,568
Payments on unsecured senior notes	—	(300,000)
Payments on secured mortgage loans	—	(114,060)
Deferred financing costs	—	(6,532)
Debt extinguishment costs	—	(25,938)
Proceeds from issuance of common stock	53,735	50,020
Issuance of OP Units	—	1,378
Repurchase and cancellation of common stock	(3,389)	(5,094)
Dividends paid	(210,047)	(205,880)
Distributions paid to non-controlling interest of limited partners	(3,886)	(3,581)
Net cash (used in) provided by financing activities	(113,587)	83,881
Net change in cash, cash equivalents and restricted cash	(99,301)	193,630
Cash, cash equivalents and restricted cash - beginning of period	118,765	37,616
Cash, cash equivalents and restricted cash - end of period	$19,464	$231,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments:
Land	$625,092	$596,269
Building and improvements	6,701,356	6,507,816
Lease intangibles	506,010	628,621
Construction in progress	28,878	80,178
	7,861,336	7,812,884
Accumulated depreciation and amortization	(1,747,354)	(1,702,719)
Real estate investments, net	6,113,982	6,110,165
Assets held for sale, net	27,049	—
Investment in unconsolidated joint venture	63,213	64,360
Cash and cash equivalents	12,836	115,407
Restricted cash	6,628	3,358
Receivables and other assets, net	314,977	251,728
Right-of-use assets - operating leases, net	227,564	235,223
Other intangibles, net	9,382	10,451
Total assets	$6,775,631	$6,790,692
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,079,190	$3,026,999
Accounts payable and accrued liabilities	178,024	200,358
Liabilities of assets held for sale	263	—
Derivative financial instruments - interest rate swaps	9,377	14,957
Security deposits, prepaid rent and other liabilities	82,852	82,553
Lease liabilities - operating leases	195,115	198,367
Intangible liabilities, net	31,473	32,539
Total liabilities	3,576,294	3,555,773
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 4,721,627 and 3,519,545 OP Units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	92,899	60,410
General partners’ capital, 220,839,006 and 218,578,012 OP Units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,106,438	3,174,509
Total partners’ capital	3,199,337	3,234,919
Total liabilities and partners’ capital	$6,775,631	$6,790,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$189,832	$187,258	$569,676	$551,459
Interest and other operating income	1,430	68	1,694	488
Total revenues	191,262	187,326	571,370	551,947
Expenses:
Rental	59,568	57,248	176,556	170,310
General and administrative	10,765	10,670	32,254	32,348
Transaction	137	125	299	297
Depreciation and amortization	76,056	75,892	227,307	228,484
Interest expense	23,331	23,136	69,450	71,285
Impairment	—	—	16,825	—
Total expenses	169,857	167,071	522,691	502,724
Gain on sale of real estate, net	143	—	32,896	1,991
Loss on extinguishment of debt, net	—	(27,726)	—	(27,726)
Income from unconsolidated joint venture	400	422	1,198	1,223
Other income	94	117	401	290
Net income (loss)	$22,042	$(6,932)	$83,174	$25,001
Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$22,042	$(6,932)	$83,174	$25,001
Earnings per common OP Unit - basic:
Net income (loss) attributable to common unitholders	$0.10	$(0.03)	$0.37	$0.11
Earnings per common OP Unit - diluted:
Net income (loss) attributable to common unitholders	$0.10	$(0.03)	$0.37	$0.11
Weighted average common OP Units outstanding:
Basic	222,811	222,101	222,470	221,521
Diluted	222,811	222,101	222,470	221,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$22,042	$(6,932)	$83,174	$25,001

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	1,435	2,054	5,750	(23,672)
Total other comprehensive income (loss)	1,435	2,054	5,750	(23,672)

Total comprehensive income (loss)	23,477	(4,878)	88,924	1,329
Comprehensive income attributable to non-controlling interests	—	—	—	—
Total comprehensive income (loss) attributable to common unitholders	$23,477	$(4,878)	$88,924	$1,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2019	216,453	$3,358,279	3,834	$72,365	$3,430,644
Issuance of general partner OP Units	1,675	50,020	—	—	50,020
Share-based award transactions, net	236	3,203	—	—	3,203
Redemption and cancellation of general partner OP Units	(154)	(4,624)	—	—	(4,624)
Redemption of limited partner OP Units and other	273	6,776	(273)	(6,776)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,867)	—	(1,134)	(70,001)
Net income	—	17,901	—	307	18,208
Other comprehensive loss	—	(22,138)	—	(360)	(22,498)
Balance as of March 31, 2020	218,483	3,340,550	3,561	64,402	3,404,952
Issuance of limited partner OP Units			47	1,378	1,378
Share-based award transactions, net	(1)	2,100	—	—	2,100
Redemption and cancellation of general partner OP Units	(7)	(174)	—	—	(174)
Redemption of limited partner OP Units and other	40	1,096	(40)	(1,096)	—
Distributions declared ($0.315 per common OP Unit)	—	(68,827)	—	(1,162)	(69,989)
Net income	—	13,489	—	236	13,725
Other comprehensive loss	—	(3,176)	—	(52)	(3,228)
Balance as of June 30, 2020	218,515	3,285,058	3,568	63,706	3,348,764
Share-based award transactions, net	28	1,832	—	—	1,832
Redemption and cancellation of general partner OP Units	(11)	(296)	—	—	(296)
Redemption of limited partner OP Units and other	34	813	(34)	(813)	—
Distributions declared ($0.320) per common OP Unit)	—	(69,938)	—	(1,133)	(71,071)
Net loss	—	(6,827)	—	(105)	(6,932)
Other comprehensive income	—	2,021	—	33	2,054
Balance as of September 30, 2020	218,566	$3,212,663	3,534	$61,688	$3,274,351

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Cont’d)
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2020	218,578	$3,174,509	3,520	$60,410	$3,234,919
Share-based award transactions, net	354	3,337	—	—	3,337
Redemption and cancellation of general partner OP Units	(119)	(3,248)	—	—	(3,248)
Redemption of limited partner OP Units and other	11	255	(11)	(255)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,023)	—	(1,183)	(71,206)
Net income	—	22,030	—	363	22,393
Other comprehensive income	—	2,748	—	44	2,792
Balance as of March 31, 2021	218,824	3,129,608	3,509	59,379	3,188,987
Share-based award transactions, net	(6)	2,065	—	—	2,065
Redemption and cancellation of general partner OP Units	(5)	(129)	—	—	(129)
Redemption of limited partner OP Units and other	13	291	(13)	(291)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,019)	—	(1,278)	(71,297)
Net income	—	38,011	—	728	38,739
Other comprehensive income	—	1,497	—	26	1,523
Balance as of June 30, 2021	218,826	3,101,324	3,496	58,564	3,159,888
Issuance of general partner units	2,000	53,735	—	—	53,735
Issuance of limited partner OP Units in connection with acquisitions	—	—	1,239	35,785	35,785
Share-based award transactions, net	—	(368)	—	—	(368)
Redemption and cancellation of general partner OP Units	—	(12)	—	—	(12)
Redemption of limited partner OP Units and other	13	313	(13)	(313)	—
Distributions declared ($0.325 per common OP Unit)	—	(71,633)	—	(1,535)	(73,168)
Net income	—	21,672	—	370	22,042
Other comprehensive income	—	1,407	—	28	1,435
Balance as of September 30, 2021	220,839	$3,106,438	4,722	$92,899	$3,199,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$83,174	$25,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,332	211,843
Share-based compensation expense	5,034	7,135
Income from unconsolidated joint venture	(1,198)	(1,223)
Distributions from unconsolidated joint venture	2,345	2,455
Impairment	16,825	—
Gain on sale of real estate, net	(32,896)	(1,991)
Loss on extinguishment of debt, net	—	27,726
Changes in operating assets and liabilities:
Receivables and other assets, net	(3,214)	3,282
Accounts payable and accrued liabilities	(8,755)	(11,787)
Security deposits, prepaid rent and other liabilities	(2,029)	7,227
Net cash provided by operating activities	271,618	269,668
Cash flows from investing activities:
Investments in real estate	(147,303)	(52,553)
Development of real estate	(48,482)	(49,479)
Proceeds from the sale of real estate	67,621	6,420
Capital expenditures	(78,047)	(59,016)
Collection of real estate notes receivable	15,405	709
Advances on real estate notes receivable	(66,526)	(6,000)
Net cash used in investing activities	(257,332)	(159,919)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	180,000	1,329,862
Payments on unsecured revolving credit facility	(130,000)	(1,429,862)
Proceeds from unsecured senior notes	—	793,568
Payments from unsecured senior notes	—	(300,000)
Payments on secured mortgage loans	—	(114,060)
Deferred financing costs	—	(6,532)
Debt extinguishment costs	—	(25,938)
Proceeds from issuance of general partner units	53,735	50,020
Issuance of OP Units	—	1,378
Repurchase and cancellation of general partner units	(3,389)	(5,094)
Distributions paid to general partner	(210,047)	(205,880)
Distributions paid to limited partners and redeemable non-controlling interests	(3,886)	(3,581)
Net cash (used in) provided by financing activities	(113,587)	83,881
Net change in cash, cash equivalents and restricted cash	(99,301)	193,630
Cash, cash equivalents and restricted cash - beginning of period	118,765	37,616
Cash, cash equivalents and restricted cash - end of period	$19,464	$231,246
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
COVID-19 Pandemic
On March 11, 2020 the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization. As the virus continued to spread throughout the United States and other countries across the world, Federal, state and local governments took various actions including the issuance of “stay-at-home” orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. While many businesses have reopened and vaccinations are becoming more widely available to the general population, the economic uncertainty created by the COVID-19 pandemic continue to present risks to the Company and the future results of our operations. Although we did not experience significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2021, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by these various governmental agencies ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of equity and changes in partners’ capital. Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2021 and December 31, 2020, there were approximately 4.7 million and 3.5 million, respectively, of OP Units issued and outstanding held by non-controlling interest holders.
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
In addition, from time to time, the Company acquires properties using a like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “1031 exchange”) and, as such, the proceeds from a property or portfolio disposition are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because we are the primary beneficiary as we have the ability to control the activities that most significantly impact the EAT’s economic performance and can close out the 1031 exchange structure at any time. As of September 30, 2021, the Company had one such entity where the 1031 exchange had not completed. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$12,836	$227,138
Restricted cash	6,628	4,108
Total cash, cash equivalents and restricted cash	$19,464	$231,246
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended September 30, 2021 and 2020 was $62.0 million and $59.2 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2021 and 2020 was $183.8 million and $176.4 million, respectively.
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
Through the duration of the coronavirus (“COVID-19”) pandemic, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance provided by the Lease Modification Q&A issued by the Financial Accounting Standards Board (“FASB”) in April 2020 was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months of rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. In 2020, which is the period that we believe constituted the majority of our COVID-related deferral requests, we approved deferral plans totaling approximately $11.1 million, of which approximately $10.8 million have been repaid through September 30, 2021.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concessions at the commencement of the lease in exchange for additional term, which additional term averages approximately three years. This category is treated as a modification under Topic 842, with the existing balance of the cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, and is offset by more term and/or increased rental rates. For the nine months ended September 30, 2021, the Company has entered into very few new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concessions at the onset of the lease term.
The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the nine months ended September 30, 2021, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.

Real Estate Held for Sale
We consider properties held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on a discounted cash flow analysis, which involves management's best estimate of market participants' holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of September 30, 2021 we classified a single-tenant MOB located in the greater Atlanta, Georgia market as real estate held for sale on the accompanying condensed consolidated balance sheets. As of December 31, 2020, the Company had no properties classified as held for sale. The following table represents the major classes of assets and liabilities, and the balance sheet classification as of September 30, 2021 (in thousands):

September 30, 2021
Land	$2,401
Buildings and Improvements	27,408
Lease intangibles	4,769
34,578
Accumulated depreciation and amortization	(8,148)
Real estate assets held for sale, net	26,430
Receivables and other assets, net	619
Assets held for sale, net	$27,049

Security deposits, prepaid rent & other liabilities	$1
Intangible liabilities, net	262
Liabilities of assets held for sale	$263

Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. Pursuant to Topic 326 - Financial Instruments - Credit Losses, we adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. We utilize a probability of default method approach for estimating current expected credit losses and have determined that the current risk of credit loss is remote. Accordingly, we have recorded no reserve for credit loss as of September 30, 2021.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of September 30, 2021 and December 31, 2020, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $63.2 million and $64.4 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For each of the three months ended September 30, 2021 and 2020, we recognized income of $0.4 million. For each of the nine months ended September 30, 2021 and 2020, we recognized income of $1.2 million.
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
Recently Issued Accounting Pronouncements
ASU 2021-01, Reference Rate Reform (Topic 848)
In January 2021, the FASB issued ASU 2021-01, which amends the scope of ASU 2020-04. The amendments of ASU 2021-01 clarify that certain optional expedients and exceptions to Topic 848 for contract modification and hedge accounting apply to derivatives that are affected by the discounting transition. For information related to the Company's current cash flow hedges, refer to Note 9 - Derivative Financial Instruments and Hedging Activities. The amendments are elective and effective immediately for contract modifications made through December 31, 2022. The Company is evaluating how the transition away from LIBOR will effect the Company and if the guidance with respect to this standard will be adopted, however, if adopted, we do not expect that this ASU will have a material impact on our financial statements.
ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments
In July 2021, the FASB issued ASU 2021-05, which amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. The update is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. At this time, the Company does not expect that the adoption of this standard will have a material impact on our financial statements.
3. Investments in Real Estate
For the nine months ended September 30, 2021, our investments had an aggregate purchase price of $189.2 million. As part of these investments, we incurred approximately $1.0 million of capitalized costs. As part of two of our acquisitions, we issued to the sellers 1.2 million OP Units with a market value at the time of issuance of approximately $35.8 million. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Nine Months Ended September 30,
	2021	2020
Land	$35,237	$2,817
Building and improvements	135,881	45,610
In place leases	15,294	4,651
Below market leases	(3,204)	(762)
Above market leases	1,252	479
ROU assets	(1,372)	(242)
Net real estate assets acquired	183,088	52,553
Other, net	6,153	334
Aggregate purchase price	$189,241	$52,887
Subsequent to September 30, 2021, we completed investments with an aggregate purchase price of $65.7 million. The purchase price of these investments were subject to certain post-closing adjustments. Due to the recent timing of the acquisition of these investments, we have not completed our purchase price allocation with respect to these investments and, therefore, cannot provide disclosures at this time similar to those contained above in Note 3 - Investments in Real Estate to our condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the nine months ended September 30, 2021 and 2020, respectively (in years):

	Nine Months Ended September 30,
	2021	2020
Acquired intangible assets	6.2	5.1
Acquired intangible liabilities	9.3	3.4

4. Dispositions and Impairment
Dispositions
During the nine months ended September 30, 2021, we completed the disposition of 14 MOBs located in, one or more of Tennessee, Virginia and Minnesota for a gross sales price of $68.1 million, in addition to the sale of our interest in a land parcel on which the ground lessee exercised its purchase option for a gross sales price of $1.8 million, resulting in a net gain to us of approximately $32.9 million. During the nine months ended September 30, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million, resulting in a net gain to us of approximately $2.0 million.
Subsequent to September 30, 2021, we completed the disposition of one MOB located in Ohio for a gross sales price of $20.2 million.
Impairment
During the nine months ended September 30, 2021, we recorded impairment charges of $16.8 million on two properties, for which the holding period was revised by the Company to be less than the previously estimated useful life, one of which was sold as of September 30, 2021. The estimated fair value as of September 30, 2021 for the remaining MOB was based on the purchase price set forth in an executed purchase option. We recorded no impairment charges during the nine months ended September 30, 2020.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020, respectively (in thousands, except with respect to the weighted average remaining amortization terms):

	September 30, 2021		December 31, 2020
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$366,987	9.5	$483,779	9.7
Tenant relationships	139,023	10.6	144,842	10.0
Above market leases	20,027	6.3	37,876	5.8
	526,037		666,497
Accumulated amortization	(311,014)		(427,937)
Total	$215,023	9.4	$238,560	9.6

Liabilities:
Below market leases	$64,643	14.5	$61,896	14.6
Accumulated amortization	(33,170)		(29,357)
Total	$31,473	14.5	$32,539	14.6

The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization recorded against rental income related to above and (below) market leases	$(694)	$(712)	$(1,927)	$(3,431)
Amortization expense related to in place leases and tenant relationships	11,123	13,230	34,350	42,603

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021	December 31, 2020
Tenant receivables, net	$7,460	$17,717
Other receivables, net	6,106	6,243
Deferred financing costs, net	1,293	2,586
Deferred leasing costs, net	42,678	43,234
Straight-line rent receivables, net	138,162	128,070
Prepaid expenses, deposits, equipment and other, net	51,240	46,114
Real estate notes receivable, net	53,111	—
Finance ROU asset, net	14,927	7,764
Total	$314,977	$251,728

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the amortization of deferred leasing costs and financing costs for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense related to deferred leasing costs	$2,190	$2,389	$6,617	$6,398
Interest expense related to deferred financing costs	431	431	1,293	1,293

7. Leases
For the three months ended September 30, 2021, no new ground leases have commenced.
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating and finance leases as of September 30, 2021 (in thousands):

Year	Operating Leases	Finance Leases
2021	$2,658	$138
2022	10,797	558
2023	10,934	563
2024	10,277	568
2025	9,764	573
2026	9,766	583
Thereafter	606,467	35,906
Total undiscounted lease payments	$660,663	$38,889
Less: Interest	(465,548)	(23,434)
Present value of lease liabilities	$195,115	$15,455
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended September 30, 2021 and 2020, we recognized $190.6 million and $186.3 million, respectively, of rental and other lease-related income related to our operating leases, of which $43.5 million and $42.7 million, respectively, were variable lease payments. For the nine months ended September 30, 2021, and 2020, we recognized $568.4 million and $546.8 million, respectively, of rental and other lease-related income related to our operating leases, of which $130.8 million and $127.3 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of September 30, 2021 (in thousands):

Year	Amount
2021	$140,940
2022	550,592
2023	496,597
2024	439,632
2025	383,815
2026	334,464
Thereafter	1,220,794
Total	$3,566,834

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021	December 31, 2020
Unsecured revolving credit facility	$50,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,550,000
Fixed rate mortgages	—	—
	$3,100,000	$3,050,000
Deferred financing costs, net	(16,921)	(19,157)
Premium, net	(3,889)	(3,844)
Total	$3,079,190	$3,026,999
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
Our amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) includes an unsecured revolving credit facility of $1.0 billion and an unsecured term loan of $300.0 million. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion if so increased. The unsecured revolving credit agreement and unsecured term loan had original maturities of June 30, 2022 and February 1, 2023, respectively. Subsequent to September 30, 2021, the Unsecured Credit Agreement was amended and restated in its entirety, by the Third Amended and Restated Revolving Credit and Term Loan Agreement referenced below, extending maturities to October 31, 2025.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2021, we had $50.0 million outstanding under this unsecured revolving credit facility at an interest rate of 1.13% per annum. The margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
Under the Unsecured Credit Agreement as noted above, we have a $300.0 million unsecured term loan, guaranteed by HTA. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2021 was 1.10% per annum. We have interest rate swaps hedging the floating interest rate, which resulted in a fixed rate of 2.52% per annum, based on our current credit rating. As of September 30, 2021, we had $300.0 million under this unsecured term loan outstanding.
Third Amended and Restated Revolving Credit and Term Loan Agreement
On October 6, 2021, we entered into a third amended and restated revolving credit and term loan agreement (the “Credit Agreement”), which includes an unsecured revolving credit facility in an aggregate maximum principal amount of $1.0 billion (the “Revolver”) and a term loan facility in an aggregate maximum principal amount of $300.0 million (the “Term Loan”). The Credit Agreement amends and restates, in its entirety, the Unsecured Credit Agreement referenced above and extends the maturities of the unsecured revolving credit facility and the unsecured term loan to October 31, 2025. Borrowings under the Revolver will bear interest at a per annum rate equal to LIBOR plus a margin ranging from 0.725% to 1.60% based on our credit rating. We are also required to pay a facility fee on the aggregate commitments under the Revolver at a per annum rate ranging from 0.125% to 0.30% based on our credit rating. Borrowings under the Term Loan will bear interest at a per annum rate equal to LIBOR plus a margin ranging from 0.80% to 1.60% based on our credit rating. Accrued interest under the Credit Agreement is payable quarterly and at maturity. The Credit Agreement also provides for borrowing at a base rate plus a margin ranging from 0.00% to 0.40% with respect to the Revolver and a base rate plus a margin of 0.00% to 0.60% with respect to the Term Loan, each based on our credit rating. The Credit Agreement includes customary LIBOR replacement terms and contains a sustainability-linked feature, which allows for a reduction in pricing upon our realization of certain sustainability ratings. The other terms of the Credit Agreement prior to the amendment thereof remain substantially unchanged.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$200.0 Million Unsecured Term Loan due 2024
Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2021 was 1.00% per annum. We have interest rate swaps hedging the floating index rate, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of September 30, 2021, we had $200.0 million under this unsecured term loan outstanding. This loan matures on January 15, 2024.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.50% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of September 30, 2021, we had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.75% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of September 30, 2021, we had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.10% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of September 30, 2021, we had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 2.00% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. As of September 30, 2021, we had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2021 (in thousands):

Year	Amount
2021	$—
2022	50,000
2023	300,000
2024	200,000
2025	—
Thereafter	2,550,000
Total	$3,100,000

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Financing Costs
As of September 30, 2021, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2021	$831
2022	2,985
2023	2,489
2024	2,096
2025	2,084
Thereafter	6,436
Total	$16,921

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income to unsecured interest expense. As of September 30, 2021, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of September 30, 2021, that we were not aware of non-compliance with any financial or non-financial covenants in light of the ongoing COVID-19 pandemic.
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
As of September 30, 2021, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	September 30, 2021
Number of instruments	7
Notional amount	$500,000

The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps	Receivables and other assets	$—	$—	Derivative financial instruments	$9,377	$14,957
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Effect of Derivative Instruments	Location in Statement of Operations and Comprehensive Income (Loss)	2021	2020	2021	2020
Gain (loss) recognized in OCI	Change in unrealized losses on cash flow hedges	$(273)	$521	$740	$(25,932)
Gain (loss) reclassified from accumulated OCI into income	Interest expense	(1,708)	(1,533)	(5,010)	(2,260)

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
As of September 30, 2021, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $9.6 million. As of September 30, 2021, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
Environmental Matters
We routinely monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our condensed consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability at our properties that we believe would require additional disclosure or the recording of a loss contingency.
Unfunded Loan Commitments
Unfunded loan commitments include amounts undrawn on mezzanine loans. As of September 30, 2021, unfunded loan commitments totaled $15.4 million.
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
Common Stock Offerings
In March 2021, we entered into equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million, which replaced our prior ATM offering program that expired in February 2021. As of September 30, 2021, $750.0 million remained available for issuance by us under our current ATM.
During the nine months ended September 30, 2021, we issued 2.0 million shares of our common stock under our prior ATM program for net proceeds of approximately $53.7 million, adjusted for costs to borrow, equating to a net price to us of $26.87 per share of common stock.
Additionally, we have three outstanding forward sale arrangements pursuant to forward equity agreements under our prior ATM program, with total anticipated net proceeds of $218.8 million based on an average initial forward price of $29.49, subject to adjustments as provided in the forward equity agreements. All three of the arrangements have been extended and mature on December 31, 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In September 2020, our Board of Directors approved the reactivation of a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of September 30, 2021, the remaining amount of common stock available for repurchase under our stock repurchase plan was $300.0 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, declared, but unpaid, dividends totaling $73.3 million were included in accounts payable and accrued liabilities. On November 4, 2021, our Board of Directors announced a quarterly cash dividend of $0.325 per share of common stock and per OP Unit to be paid on January 11, 2022 to stockholders and unitholders of record on January 4, 2022.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Incentive Plan
On April 29, 2021, our Board of Directors approved and adopted the Amended and Restated 2006 Incentive Plan (the “Plan”), which was approved by our Stockholders on July 7, 2021 at our Annual Meeting of Stockholders. The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors and authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; and other stock-based and cash-based awards. The aggregate number of awards reserved and available for issuance under the Plan is 10,000,000 shares. As of September 30, 2021, there were 9,854,721 awards available for grant under the Plan.
Restricted Common Stock
For the three and nine months ended September 30, 2021, we recognized compensation expense of $0.3 million and $5.0 million, respectively. For the three and nine months ended September 30, 2020, we recognized compensation expense of $1.8 million and $7.1 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2021, we had $8.3 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.7 years.
The following is a summary of our restricted common stock activity as of September 30, 2021 and 2020, respectively:

	September 30, 2021		September 30, 2020
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	436,399	$28.27	600,987	$28.04
Granted	499,567	27.63	273,503	29.83
Vested	(295,494)	27.48	(420,863)	28.95
Forfeited	(152,087)	27.31	(11,398)	28.88
Ending balance	488,385	$28.39	442,229	$28.26

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Real estate notes receivable, net	$53,111	$53,083	$—	$—
Derivative financial instruments	—	—	—	—
Level 2 - Liabilities:
Derivative financial instruments	$9,377	$9,377	$14,957	$14,957
Debt	3,079,190	3,211,226	3,026,999	3,258,573
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
The table below presents our assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
	Fair Value	Fair Value
Level 2 - Assets:
MOB (1)	$26,768	$—
(1) During the nine months ended September 30, 2021, we recognized $16.8 million of impairment charges to the carrying value of two MOBs, one of which was sold as of September 30, 2021. The estimated fair value as of September 30, 2021 for the remaining MOB was based on the purchase price set forth in an executed purchase option, less estimated closing costs.
13. Per Share Data of HTA
During the nine months ended September 30, 2021, we issued 2.0 million shares of our common stock under our ATM for net proceeds of approximately $53.7 million, adjusted for costs to borrow equating to a net price to us of $26.87 per share of common stock.
Additionally, we have three outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $218.8 million, based on an average initial forward price of $29.49, subject to adjustments as provided in the forward equity agreements. All three of the arrangements have been extended and mature on December 31, 2021.
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
In addition, we considered the potential dilution resulting from the forward equity agreements mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreements during the period of time prior to settlement. The impact to our weighted-average shares - diluted was anti-dilutive in nature and, thus, approximately 96,000 and 324,000 shares were excluded from the calculation for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the impact to our weighted-average shares - diluted was anti-dilutive in nature and, thus, approximately 1.1 million and 0.8 million shares, respectively, were excluded from the calculation.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreements are not considered a participating security and, therefore, are not included in the computation of earnings per share using the two-class method. For the three and nine months ended September 30, 2021 and 2020, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$22,042	$(6,932)	$83,174	$25,001
Net loss (income) attributable to non-controlling interests	(370)	105	(1,461)	(438)
Net income (loss) attributable to common stockholders	$21,672	$(6,827)	$81,713	$24,563
Denominator:
Weighted average shares outstanding - basic	218,820	218,549	218,798	217,911
Dilutive shares - OP Units convertible into common stock	3,991	—	3,672	3,610
Adjusted weighted average shares outstanding - diluted	222,811	218,549	222,470	221,521
Earnings per common share - basic
Net income (loss) attributable to common stockholders	$0.10	$(0.03)	$0.37	$0.11
Earnings per common share - diluted
Net income (loss) attributable to common stockholders	$0.10	$(0.03)	$0.37	$0.11

14. Per Unit Data of HTALP
During the nine months ended September 30, 2021, we issued 2.0 million shares of our common stock under our ATM for net proceeds of approximately $53.7 million, adjusted for costs to borrow equating to a net price to us of $26.87 per share of common stock.
Additionally, we have three outstanding forward sale arrangements pursuant to forward equity agreements, with total anticipated net proceeds of $218.8 million, based on an average initial forward price of $29.49, subject to adjustments as provided in the forward equity agreements. All three of the arrangements have been extended and mature on December 31, 2021. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in 2019 and March 2020.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$22,042	$(6,932)	$83,174	$25,001
Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$22,042	$(6,932)	$83,174	$25,001
Denominator:
Weighted average OP Units outstanding - basic	222,811	222,101	222,470	221,521
Dilutive units - OP Units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	222,811	222,101	222,470	221,521
Earnings per common unit - basic:
Net income (loss) attributable to common unitholders	$0.10	$(0.03)	$0.37	$0.11
Earnings per common unit - diluted:
Net income (loss) attributable to common unitholders	$0.10	$(0.03)	$0.37	$0.11

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$79,119	$81,889
Cash paid for operating leases	10,968	8,922

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$15,600	$13,139
Dividend distributions declared, but not paid	73,307	71,072
Issuance of OP Units in HTALP in connection with acquisitions	35,785	—
Redemption of non-controlling interest	859	8,685
ROU assets obtained in exchange for lease obligations	7,353	696

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
Since 2006, we have invested $7.7 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 25.8 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 21% of our total GLA as of September 30, 2021. We are concentrated in 20 to 25 key markets that are generally experiencing higher economic and demographic trends than other markets that we expect will drive demand for MOBs. As of September 30, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 94% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Houston, Boston, Miami and Indianapolis being our largest markets by annualized base rent.
Company Highlights
Portfolio Operating Performance
•For the three months ended September 30, 2021, our total revenue was $191.3 million, compared to $187.3 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our total revenue was $571.4 million, compared to $551.9 million for the nine months ended September 30, 2020.
•For the three months ended September 30, 2021, our net income was $22.0 million, compared to $(6.9) million, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our net income was $83.2 million, compared to $25.0 million for the nine months ended September 30, 2020.
•For the three months ended September 30, 2021, our net income attributable to common stockholders was $0.10 per diluted share, or $21.7 million, compared to $(0.03) per diluted share, or $(6.8) million, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our net income attributable to common stockholders was $0.37 per diluted share, or $81.7 million, compared to $0.11 per diluted share, or $24.6 million, for the nine months ended September 30, 2020.
•For the three months ended September 30, 2021, HTA’s FFO, as defined by NAREIT, was $97.3 million, or $0.44 per diluted share, compared to $0.31 per diluted share, or $68.5 million, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, HTA’s FFO was $291.9 million, or $1.31 per diluted share, compared to $1.13 per diluted share, or $249.4 million, for the nine months ended September 30, 2020.
•For the three months ended September 30, 2021, HTALP’s FFO was $97.7 million, or $0.44 per diluted OP Unit, compared to $0.31 per diluted OP Unit, or $68.4 million, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, HTALP’s FFO was $293.4 million, or $1.32 per diluted OP Unit, compared to $1.13 per diluted OP Unit, or $249.8 million, for the nine months ended September 30, 2020.
•For the three months ended September 30, 2021, HTA’s and HTALP’s Normalized FFO was $0.44 per diluted share and OP Unit, or $97.8 million, compared to $0.43 per diluted share and OP Unit, or $96.2 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, HTA’s and HTALP’s Normalized FFO was $1.32 per diluted share and OP Unit, or $293.7 million, compared to $1.28 per diluted share and OP Unit, or $282.9 million for the nine months ended September 30, 2020.

•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the three months ended September 30, 2021, our Net Operating Income (“NOI”) was $131.7 million, compared to $130.1 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our NOI was $394.8 million, compared to $381.6 million for the nine months ended September 30, 2020.
•For the three months ended September 30, 2021, our Same-Property Cash NOI increased 2.5%, or $2.8 million, to $115.2 million, compared to $112.3 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our Same-Property Cash NOI increased 2.1%, or $6.9 million, to $345.2 million, compared to $338.2 million for the nine months ended September 30, 2020.
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
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.4 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of September 30, 2021, approximately 94% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of September 30, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 17 of our top 20 markets.
•During the nine months ended September 30, 2021, we closed on $187.5 million worth of medical office investments totaling approximately 626,000 square feet of GLA. In addition, we funded $54.0 million of investments in real estate notes receivable.
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
•As of September 30, 2021, our in-house asset management and leasing platform operated approximately 24.8 million square feet of GLA, or 96% of our total portfolio.
•As of September 30, 2021, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.7% by GLA and our occupancy rate was 88.0% by GLA.
•We entered into new and renewal leases on approximately 0.7 million and 2.0 million square feet of GLA, or approximately 2.6% and 7.9% of the GLA of our total portfolio, during the three and nine months ended September 30, 2021, respectively.
•During the three and nine months ended September 30, 2021, tenant retention for the Same-Property portfolio was 83% and 76%, respectively. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility
•As of September 30, 2021, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 31.4%. Total liquidity was approximately $1.2 billion, inclusive of $950.0 million available on our unsecured revolving credit facility, $218.8 million of forward equity agreements, cash and cash equivalents of $12.8 million and $1.7 million of restricted cash for funds held in a 1031 exchange account as of September 30, 2021.
•As of September 30, 2021, the weighted average remaining term of our debt portfolio was 6.4 years.
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
Factors Which May Influence Results of Operations
The novel coronavirus, or COVID-19 pandemic, continues to impact economies and markets worldwide. All our buildings have remained in operation throughout the course of the pandemic. However, we addressed periodic requests from a number of our tenants about their ability to defer payment of a portion of their rents for a limited duration. We evaluated each such request on a case by case basis. In 2020, which is the period that we believe constituted the majority of our COVID-related deferral requests, we approved deferral plans totaling approximately $11.1 million, of which approximately $10.8 million of these deferrals have been repaid through September 30, 2021. There are no material outstanding requests for assistance from tenants. Payments of rent deferrals are generally expected to be repaid within the next 3 to 6 months. As of September 30, 2021, we have not granted unilateral rent forgiveness in connection with our deferral program, however, we may do so in the future if conditions and the specific economics warrant the use of such measures.
In addition, in 2020 we entered into certain lease modifications in the form of early renewals where we provide concessions in the form of free rent, which averaged three months at the inception of the lease, in exchange for additional term, which, averaged approximately three years. During the nine months ended September 30, 2021, we have not entered into any material deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the applicable lease as a result of COVID-19. Although we did not experience significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2021, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by federal, state and local agencies or foreign governments, ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
Other than the above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously discussed in Part I, Item 1A - Risk Factors, in our 2020 Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors below, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
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
Investment Activity
During the nine months ended September 30, 2021, we had investments with an aggregate gross purchase price of $189.2 million. During the nine months ended September 30, 2020, we had investments with an aggregate gross purchase price of $52.9 million. Subsequent to The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
As of September 30, 2021 and 2020, we owned and operated approximately 25.8 million and 25.1 million square feet of GLA, respectively, with a leased rate of 89.7% and 90.1%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 88.0% and 89.5%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended September 30, 2021 and 2020, respectively, is set forth below (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenues:
Rental income	$189,832	$187,258	$2,574	1.4%
Interest and other operating income	1,430	68	1,362	NM
Total revenues	191,262	187,326	3,936	2.1
Expenses:
Rental	59,568	57,248	2,320	4.1
General and administrative	10,765	10,670	95	0.9
Transaction	137	125	12	9.6
Depreciation and amortization	76,056	75,892	164	0.2
Interest expense	23,331	23,136	195	0.8
Total expenses	169,857	167,071	2,786	1.7
Gain on sale of real estate, net	143	—	143	NM
Loss on extinguishment of debt, net	—	(27,726)	27,726	100.0
Income from unconsolidated joint venture	400	422	(22)	(5.2)
Other income	94	117	(23)	(19.7)
Net income (loss)	$22,042	$(6,932)	$28,974	NM

NOI	$131,694	$130,078	$1,616	1.2%
Same-Property Cash NOI	$115,158	$112,316	$2,842	2.5%
Comparison of the nine months ended September 30, 2021 and 2020, respectively, is set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenues:
Rental income	$569,676	$551,459	$18,217	3.3%
Interest and other operating income	1,694	488	1,206	NM
Total revenues	571,370	551,947	19,423	3.5
Expenses:
Rental	176,556	170,310	6,246	3.7
General and administrative	32,254	32,348	(94)	(0.3)
Transaction	299	297	2	0.7
Depreciation and amortization	227,307	228,484	(1,177)	(0.5)
Interest expense	69,450	71,285	(1,835)	(2.6)
Impairment	16,825	—	16,825	NM
Total expenses	522,691	502,724	19,967	4.0
Gain on sale of real estate, net	32,896	1,991	30,905	NM
Loss on extinguishment of debt, net	—	(27,726)	27,726	NM
Income from unconsolidated joint venture	1,198	1,223	(25)	(2.0)
Other income	401	290	111	38.3
Net income	$83,174	$25,001	$58,173	NM

NOI	$394,814	$381,637	$13,177	3.5%
Same-Property Cash NOI	$345,158	$338,209	$6,949	2.1%
*NM- not meaningful.

Rental Income
For the three and nine months ended September 30, 2021 and 2020, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Contractual rental income	$181,275	$176,708	$4,567	2.6%
Straight-line rent and amortization of above and (below) market leases	4,545	7,298	(2,753)	(37.7)
Other rental revenue	4,012	3,252	760	23.4
Total rental income	$189,832	$187,258	$2,574	1.4%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Contractual rental income	$543,568	$521,175	$22,393	4.3%
Straight-line rent and amortization of above and (below) market leases	14,919	19,410	(4,491)	(23.1)
Other rental revenue	11,189	10,874	315	2.9
Total rental income	$569,676	$551,459	$18,217	3.3%
Contractual rental income, which includes expense reimbursements, increased $4.6 million and $22.4 million for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The increases were primarily due to additional contractual rental income of $6.5 million and $15.6 million from our 2020 and 2021 acquisitions, and contractual rent increases for the three and nine months ended September 30, 2021, partially offset by $2.8 million and $4.8 million of reduced contractual rental income as a result of the buildings we sold during 2020 and 2021 for the three and nine months ended September 30, 2021, respectively. In addition, during the nine months ended September 30, 2020, we recorded a non-recurring charge of $4.7 million of bad debt as a reduction in revenue.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New and renewal leases:
Average starting base rents	$23.89	$26.45	$24.50	$27.04
Average expiring base rents	20.35	24.70	21.74	25.84

Square feet of GLA	670	1,101	2,022	3,287
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2021 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type, term, geography, and supply/demand dynamics.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and nine months ended September 30, 2021 and 2020, respectively (in per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New leases:
Tenant improvements	$43.87	$21.02	$34.35	$38.16
Leasing commissions	6.47	2.05	4.90	2.86
Tenant concessions	6.61	2.59	6.67	3.70
Renewal leases:
Tenant improvements	$11.04	$4.43	$6.99	$5.58
Leasing commissions	2.27	2.07	2.17	2.87
Tenant concessions	0.14	0.94	0.15	1.99
The average term for new and renewal leases executed consisted of the following for the three and nine months ended September 30, 2021 and 2020, respectively (in years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New leases	7.1	4.4	6.2	7.9
Renewal leases	4.5	7.7	4.1	5.4
Rental Expenses
For the three months ended September 30, 2021 and 2020, rental expenses attributable to our properties were $59.6 million and $57.2 million, respectively. For the nine months ended September 30, 2021 and 2020, rental expenses attributable to our properties were $176.6 million and $170.3 million, respectively. These increases in rental expenses were primarily due to $2.4 million and $5.1 million of additional rental expenses associated with our 2020 and 2021 acquisitions for the three and nine months ended September 30, 2021, respectively.
General and Administrative Expenses
For the three months ended September 30, 2021 and 2020, general and administrative expenses were $10.8 million and $10.7 million, respectively. For each of the nine months ended September 30, 2021 and 2020, general and administrative expenses were $32.3 million. For the three months ended September 30, 2021, general and administrative expenses included a reduction of approximately $(2.1) million in stock compensation expense principally related to the resignation of our former CEO net of new award activity with the appointments of our interim CEO and new board chairman, offset by approximately $0.5 million of incremental legal costs related to the whistleblower investigation, and increased costs related to our leasing efforts, travel-related expenses, professional services and other administrative costs.
Depreciation and Amortization Expense
For the three months ended September 30, 2021 and 2020, depreciation and amortization expense was $76.1 million and $75.9 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $227.3 million and $228.5 million, respectively. The slight variances were associated with our 2020 and 2021 acquisitions, offset by buildings we disposed of during 2020 and 2021.
Interest Expense
For the three months ended September 30, 2021 and 2020, interest expense was $23.3 million and $23.1 million, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was $69.5 million and $71.3 million, respectively. The decreases in year-to-date interest expense is primarily due to lower average interest rates as compared to the same period in 2020.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Impairment
For the nine months ended September 30, 2021, we recorded impairment charges of $16.8 million on two properties related to: (i) a purchase option included in a lease agreement that was exercised for a contractual sale price less than its carrying value; and (ii) an executed sales agreement for a sale price less than its carrying value. We recorded no impairment charges during the nine months ended September 30, 2020.

Gain on Sale of Real Estate, net
For the nine months ended September 30, 2021, we realized a net gain of approximately $32.9 million, primarily as a result of the sale of a 13 property portfolio located in one or more of Tennessee and Virginia. For the nine months ended September 30, 2020, we realized a net gain of approximately $2.0 million on the sale of part of our interest in undeveloped land in Miami, Florida.
Net Income
For the three months ended September 30, 2021 and 2020, net income was $22.0 million and $(6.9) million, respectively. For the nine months ended September 30, 2021 and 2020, net income was $83.2 million and $25.0 million, respectively. The increases are primarily the result of gains associated with disposition of assets in non-key markets, as well as continued growth in our operations due to accretive acquisitions and improved operating efficiencies. Additionally, during the three and nine months ended September 30, 2020, we recorded a net loss on extinguishment of debt of approximately $27.7 million.
NOI and Same-Property Cash NOI
For the three months ended September 30, 2021 and 2020, NOI was $131.7 million and $130.1 million, respectively. For the nine months ended September 30, 2021 and 2020, NOI was $394.8 million and $381.6 million, respectively. The increases in NOI was primarily due to additional NOI from our 2020 and 2021 acquisitions of $5.0 million and $12.4 million for the three and nine months ended September 30, 2021, respectively, partially offset by $1.5 million and $2.7 million of reduced NOI as a result of the buildings we sold during 2020 and 2021 for the three and nine months ended September 30, 2021, respectively, and a reduction in straight-line rent from properties we owned for more than a year.
Same-Property Cash NOI increased 2.5% to $115.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Same-Property Cash NOI increased 2.1% to $345.2 million for the nine months ended September 30, 2021 compared to nine months ended September 30, 2020. The increases were primarily the result of rent escalations and improved operating efficiencies, offset by a slight decrease in average occupancy.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$21,672	$(6,827)	$81,713	$24,563
Depreciation and amortization expense related to investments in real estate	75,264	74,848	224,814	225,354
Gain on sale of real estate, net	(143)	—	(32,896)	(1,991)
Impairment	—	—	16,825	—
Proportionate share of joint venture depreciation and amortization	487	468	1,462	1,443
FFO attributable to common stockholders	$97,280	$68,489	$291,918	$249,369
Transaction expenses	137	125	299	297
Loss on extinguishment of debt, net	—	27,726	—	27,726
Non-controlling income from OP Units included in diluted shares	370	(105)	1,461	438
Other normalizing adjustments (1)	—	—	—	5,031
Normalized FFO attributable to common stockholders	$97,787	$96,235	$293,678	$282,861

Net income (loss) attributable to common stockholders per diluted share	$0.10	$(0.03)	$0.37	$0.11
FFO adjustments per diluted share, net	0.34	0.34	0.94	1.02
FFO attributable to common stockholders per diluted share	$0.44	$0.31	$1.31	$1.13
Normalized FFO adjustments per diluted share, net	0.00	0.12	0.01	0.15
Normalized FFO attributable to common stockholders per diluted share	$0.44	$0.43	$1.32	$1.28

Weighted average diluted common shares outstanding	222,811	222,101	222,470	221,521
(1) For the nine months ended September 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand; incremental hazard pay to facilities employees of $314 thousand; and incremental personal protective equipment of $45 thousand.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common unitholders	$22,042	$(6,932)	$83,174	$25,001
Depreciation and amortization expense related to investments in real estate	75,264	74,848	224,814	225,354
Gain on sale of real estate, net	(143)	—	(32,896)	(1,991)
Impairment	—	—	16,825	—
Proportionate share of joint venture depreciation and amortization	487	468	1,462	1,443
FFO attributable to common unitholders	$97,650	$68,384	$293,379	$249,807
Transaction expenses	137	125	299	297
Loss on extinguishment of debt, net	—	27,726	—	27,726
Other normalizing adjustments (1)	—	—	—	5,031
Normalized FFO attributable to common unitholders	$97,787	$96,235	$293,678	$282,861

Net income (loss) attributable to common unitholders per diluted share	$0.10	$(0.03)	$0.37	$0.11
FFO adjustments per diluted OP Unit, net	0.34	0.34	0.95	1.02
FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.31	$1.32	$1.13
Normalized FFO adjustments per diluted OP Unit, net	0.00	0.12	0.00	0.15
Normalized FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.43	$1.32	$1.28

Weighted average diluted common OP Units outstanding	222,811	222,101	222,470	221,521
(1) For the nine months ended September 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand; incremental hazard pay to facilities employees of $314 thousand; and incremental personal protective equipment of $45 thousand.
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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$22,042	$(6,932)	$83,174	$25,001
General and administrative expenses	10,765	10,670	32,254	32,348
Transaction expenses	137	125	299	297
Depreciation and amortization expense	76,056	75,892	227,307	228,484
Impairment	—	—	16,825	—
Interest expense	23,331	23,136	69,450	71,285
Gain on sale of real estate, net	(143)	—	(32,896)	(1,991)
Loss on extinguishment of debt, net	—	27,726	—	27,726
Income from unconsolidated joint venture	(400)	(422)	(1,198)	(1,223)
Other income	(94)	(117)	(401)	(290)
NOI	$131,694	$130,078	$394,814	$381,637
Straight-line rent adjustments, net	(3,012)	(5,711)	(10,408)	(12,673)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(538)	(113)	(1,413)	(2,203)
Notes receivable interest income	(1,264)	(11)	(1,273)	(152)
Other normalizing adjustments (1)	—	—	—	5,031
Cash NOI	$126,880	$124,243	$381,720	$371,640
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(5,245)	(2,245)	(15,775)	(8,158)
Redevelopment Cash NOI	(116)	(1,043)	(803)	(3,612)
Intended for sale Cash NOI	(6,361)	(8,639)	(19,984)	(21,661)
Same-Property Cash NOI (2)	$115,158	$112,316	$345,158	$338,209

(1) For the nine months ended September 30, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand.
(2) Same-Property includes 421 and 414 buildings for the three and nine months ended September 30, 2021 and 2020, respectively.
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
As of September 30, 2021, we had total liquidity of $1.2 billion, inclusive of $950.0 million available on our unsecured revolving credit facility, $218.8 million of unsettled forward equity agreements, cash and cash equivalents of $12.8 million and $1.7 million of restricted cash for funds held in a 1031 exchange account. We believe that we have sufficient liquidity and opportunities to obtain additional liquidity at our disposal to sustain operations for the foreseeable future.
On October 6, 2021, we entered into a third amended and restated revolving credit and term loan agreement (the “Credit Agreement”), which includes an unsecured revolving credit facility in an aggregate maximum principal amount of $1.0 billion (the “Revolver”) and a term loan facility in an aggregate maximum principal amount of $300.0 million (the “Term Loan”). The Credit Agreement amends and restates, in its entirety, the unsecured credit agreement referenced above, reduces our overall borrowing costs, and extends the maturities of the existing unsecured revolving credit facility to October 31, 2025.

As of September 30, 2021, we had unencumbered assets with a gross book value of $8.0 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Capital expenditures for the remainder of the year will be primarily targeted towards planned maintenance activities and other capital improvements that are either of an immediate need to preserve liquidity, or strategically necessary for revenue generation purposes. Currently these expenditures are estimated at approximately $20 million to $25 million per quarter. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.2 billion allows us the flexibility to fund such capital expenditures as may be necessary or advisable.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Cash, cash equivalents and restricted cash - beginning of period	$118,765	$37,616	$81,149
Net cash provided by operating activities	271,618	269,668	1,950
Net cash used in investing activities	(257,332)	(159,919)	(97,413)
Net cash used in financing activities	(113,587)	83,881	(197,468)
Cash, cash equivalents and restricted cash - end of period	$19,464	$231,246	$(211,782)
Net cash provided by operating activities increased in 2021 primarily due to the impact of our 2020 and 2021 acquisitions and contractual rent increases, partially offset by our 2020 and 2021 dispositions. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the nine months ended September 30, 2021, net cash used in investing activities primarily related to investments in real estate of $147.3 million, capital expenditures of $78.0 million, advances on real estate notes receivable of $66.5 million, and development of real estate of $48.5 million, partially offset by proceeds from the sale of real estate of $67.6 million and collection of real estate notes receivable of $15.4 million. For the nine months ended September 30, 2020, net cash used in investing activities primarily related to capital expenditures of $59.0 million, investments in real estate of $52.6 million, development of real estate of $49.5 million, and funding of a real estate loan of $6.0 million, partially offset by proceeds from the sale of real estate of $6.4 million.
For the nine months ended September 30, 2021, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $210.0 million, distributions paid to non-controlling interest of limited partners of $3.9 million, and the repurchase and cancellation of common stock of $3.4 million, partially offset by proceeds from issuance of common stock of $53.7 million, and by net borrowings under our revolving credit facility of $50.0 million. For the nine months ended September 30, 2020, net cash provided by financing activities primarily related to proceeds from unsecured senior notes of $793.6 million and proceeds from issuance of common stock of $50.0 million partially offset by payments on unsecured senior notes of $300.0 million, dividends paid to holders of our common stock of $205.9 million, payments on our secured mortgage loans of $114.1 million, and net payments on our unsecured revolving credit facility of $100.0 million.

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
For the nine months ended September 30, 2021, we paid cash dividends of $210.0 million on our common stock. In October 2021 for the quarter ended September 30, 2021, we paid cash dividends on our common stock of $71.8 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of September 30, 2021, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 31.4%.
As of September 30, 2021, we had debt outstanding of $3.1 billion and the weighted average interest rate therein was 2.86% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2021, $950.0 million was available on our $1.0 billion unsecured revolving credit facility originally maturing in June 2022. Subsequent to September 30, 2021, the unsecured revolving credit facility was amended and restated, extending maturity to October 2025.
Unsecured Term Loans
As of September 30, 2021, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement originally maturing in 2023 and extended to 2025 subsequent to September 30, 2021, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of September 30, 2021, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030 and $800.0 million of senior notes maturing in 2031.
Commitments and Contingencies
As of September 30, 2021, we had unfunded loan commitments totaling $15.4 million. See Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2021, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2021, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2020 Annual Report on Form 10-K. On March 5, 2021, the United Kingdom Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, formally announced the cessation of LIBOR as of June 30, 2023. The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. Concurrent with the FCA’s announcement, the International Swaps and Derivatives Association (“ISDA”) determined that the announcement constituted an index cessation event and consequently the fallback spread adjustments were fixed and published, with the spread adjustment between U.S. dollar 1-Month LIBOR and SOFR at 0.11%. Borrowings under our Unsecured Credit Agreement and our $200 million unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin, as specified in Note 8 - Debt. On October 6, 2021, we entered into a third amended and restated revolving credit and term loan agreement, extending the maturities under the existing Unsecured Credit Agreement to October 31, 2025. However, the credit agreement, as amended, includes customary LIBOR replacement terms. The $200 million unsecured term loan matures on January 15, 2024, however, the loan agreement includes provisions for an alternative rate of interest in the event LIBOR is no longer a widely recognized benchmark rate. As of September 30, 2021, the fallback rate under SOFR was 0.16%. Comparatively, the U.S. dollar 1-Month LIBOR rate as of September 30, 2021 was 0.08%. Consequently, we do not anticipate the transition from LIBOR will have a material impact on our financial statements or results of operations.
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
As of September 30, 2021, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of September 30, 2021.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
November 5, 2021
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
As of September 30, 2021, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of September 30, 2021.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
November 5, 2021

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
The following supplements the risk factors disclosed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”). The following risk factor disclosure should be read in conjunction with the risk factors described in our 2020 Form 10-K. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could materially affect our business, financial condition or future results. The risks described in our 2020 Form 10-K and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely impact our business, financial condition, results of operations and cash flows.
Our success depends to a significant degree upon the continued contributions of our Board members, our interim Chief Executive Officer and other key personnel, each of whom would be difficult to replace. If we are unable to employ a satisfactory successor to our interim Chief Executive Officer or if we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Board of Directors, our executive officers and our other employees. A special committee of our Board is currently engaged in a search process to identify and employ a successor to our interim Chief Executive Officer who was appointed following the resignation of our former Chairman and Chief Executive Officer effective August 2, 2021. If we are unable to employ a satisfactory replacement Chief Executive Officer or are unable to do so on a timely basis, our operating results could suffer. Our Board of Directors establishes important policies, governance objectives and strategic goals, and our management team serves a critical role in the identification and acquisition of investments, the determination and finalization of our financing arrangements, the asset management of our investments, and the operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our 2020 From 10-K or other filings with the Securities and Exchange Commission. We rely primarily on the management ability of our executive officers and the governance by the members of our Board of Directors, each of whom would be difficult to replace. We do not have any key-person life insurance on our executive officers. Although we have entered into employment agreements with each of our executive officers, these employment agreements contain various termination and resignation rights. If we were to lose the benefit of the experience, efforts and abilities of these executives, without satisfactory replacements, our operating results could suffer. In addition, if any member of our Board of Directors were to resign, we would lose the benefit of such director’s governance expertise and experience, and familiarity with us and the sector within which we operate. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
Our recently substantially completed internal investigation into circumstances relating to reports pursuant to our whistleblower policy could result in adverse consequences that would adversely affect our financial condition or results of operations.
We, with the assistance of outside legal counsel, and our board’s audit committee, with the assistance of independent legal counsel, recently substantially completed an internal investigation into circumstances relating to reports pursuant to our whistleblower policy. On November 4, 2021, we filed a Current Report on Form 8-K in which we reported on the results of the internal investigation. Although we concluded that the matters that were the subject of the ongoing investigation have not had a material adverse impact on the Company’s financial condition or results of operations, we cannot exclude the possibility of unanticipated adverse consequences of the internal investigation, including, but not limited to, the possibility that the Securities and Exchange Commission or other governmental authorities or regulators may commence investigations into the facts underlying our internal investigation; the consequences of any such government investigations, including the imposition of civil or criminal penalties; the risk that we may become subject to shareholder lawsuits, the defense of which may be costly; potential reputational harm resulting from the facts underlying the internal investigation; the possibility that executives or other employees may resign or be terminated; the impact of the investigation on historical financial statements; the effect of the internal investigation on our conclusions regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures and on our ability to timely file the reports we are required to file with the Securities and Exchange Commission.

Significant stockholders may attempt to effect changes at our company or acquire control over our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.
We recently received communications from an investor regarding our governance and strategic direction. Other investors could take steps to involve themselves in our governance and strategic direction. Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over the company. Some investors seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2021, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	426	$27.25	—	—
August 1, 2021 to August 31, 2021	—	—	—	—
September 1, 2021 to September 30, 2021	—	—	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2
Employment Agreement between Healthcare Trust of America, Inc. and Peter N. Foss dated September 16, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2021 and incorporated herein by reference).

10.3
Credit Agreement by and among Healthcare Trust of America, LP, Healthcare Trust of America, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, U.S. Bank National Association, Capital One, National Association, PNC Bank, National Association and Bank of America, N.A., as syndication agents, Bank of Montreal, The Bank of Nova Scotia, Fifth Third Bank, National Association, Mizuho Bank, LTD., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD. and Regions Bank, as documentation agents, and the lenders named therein, dated October 6, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2021 and incorporated herein by reference).

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

Healthcare Trust of America, Inc.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	November 5, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	November 5, 2021

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	November 5, 2021

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	November 5, 2021