Form 10-K
period 2021-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2022-03-01
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2021, the last business day of the most recently completed second fiscal quarter, was approximately $5,816,445,106, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 22, 2022, there were 229,026,869 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This annual report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2021, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2021, HTA owned a 98.2% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
Non-controlling interests, stockholders’ equity and partners’ capital are the primary areas of difference between the consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s consolidated balance sheets and as a non-controlling interest reflected within equity in HTA’s consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
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
•certain accompanying notes to the consolidated financial statements in Item 15 of this Annual Report, including Note 8 - Debt, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, and Note 14 - Per Unit Data of HTALP, Note 16 - Tax Treatment of Dividends of HTA, Note 17 - Selected Quarterly Financial Data of HTA and Note 18 - Selected Quarterly Financial Data of HTALP; and
•the Certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Annual Report.
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
Since inception, the Company has invested $7.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets that are primarily located in 20 to 25 high quality markets that possess above average economic and socioeconomic drivers. Our portfolio consists of approximately 26.1 million square feet of gross leasable area (“GLA”) throughout the U.S. As of December 31, 2021, approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years. As of December 31, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 95% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Atlanta and Miami being our largest markets by investment.
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
HIGHLIGHTS
Earnings
•For the year ended December 31, 2021, total revenue increased 3.8%, or $28.1 million, to $767.1 million, compared to $739.0 million for the year ended December 31, 2020.
•For the year ended December 31, 2021, net income increased by $46.3 million, to $99.8 million, compared to $53.5 million for the year ended December 31, 2020.
•For the year ended December 31, 2021, net income attributable to common stockholders was $0.44 per diluted share, or $98.0 million, compared to $0.24 per diluted share, or $52.6 million, for the year ended December 31, 2020.
•For the year ended December 31, 2021, HTA’s FFO, as defined by NAREIT, was $386.4 million, or $1.72 per diluted share, compared to $1.56 per diluted share, or $344.7 million, for the year ended December 31, 2020.
•For the year ended December 31, 2021, HTALP’s FFO, as defined by NAREIT, was $388.2 million, or $1.73 per diluted OP Unit, compared to $1.56 per diluted OP Unit, or $345.6 million, for the year ended December 31, 2020.

•For the year ended December 31, 2021, HTA’s and HTALP’s Normalized FFO was a record $1.75 per diluted share and OP Unit, or $391.8 million, compared to $1.71 per diluted share and OP Unit, or $379.3 million, for the year ended December 31, 2020, an increase of 2.3%.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this financial measure which is not a financial measure based on generally accepted accounting principles (“GAAP”).
•For the year ended December 31, 2021, Net Operating Income (“NOI”) increased 3.5%, or $18.1 million, to $530.2 million, compared to $512.1 million for the year ended December 31, 2020.
•For the year ended December 31, 2021, Same-Property Cash NOI increased 1.7%, or $7.8 million, to $460.8 million, compared to $453.0 million for the year ended December 31, 2020.
•For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.
Portfolio Performance
•As of December 31, 2021, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.3% by GLA, and our occupancy rate was 87.5% by GLA. The leased rate for our Same-Property portfolio was 90.1%.
•During the year ended December 31, 2021, we executed 2.8 million square feet of GLA of new and renewal leases, or 10.8%, of the total GLA of our portfolio. Re-leasing spreads increased to 2.0% and tenant retention continued to be strong at 74% for the Same-Property portfolio as of December 31, 2021. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
•For the year ended December 31, 2021, HTA closed on approximately $308.8 million of MOB investments totaling approximately 960,000 square feet of GLA, with expected year-one contractual yields of approximately 5.7%. These properties were approximately 85% leased as of closing, and are located within HTA's key markets. In addition, HTA funded approximately $80 million for MOB development projects in Texas and North Carolina, which includes funding of loan commitments and investments in development joint ventures.
•During 2021, HTA had the following development and redevelopment activity:
◦Completed: During 2021, HTA completed the development of three new on-campus MOBs located in the key markets of Miami, Florida; Bakersfield, California; and Dallas, Texas. Total construction costs on these developments were approximately $110 million and totaled approximately 245,000 square feet of GLA and are currently 78% leased.
◦Development pipeline: HTA's development pipeline consists of five projects in the pre-leasing process, totaling over 850,000 square feet of GLA. These projects are located in Houston, Orlando and Raleigh and are highlighted by HTA's previously announced strategic partnership with Medistar Corporation to co-develop the Texas A&M Innovation Plaza - Horizon Tower located in Houston, Texas, a 485,000 square foot medical office and life sciences tower with anticipated costs of $215 million expected to commence construction in 2022.
◦Redevelopments: During 2021, HTA continued to redevelop two MOBs located in Los Angeles, California with estimated costs of approximately $22 million and totaling approximately 104,000 square feet of GLA. In addition, HTA began redevelopment of one MOB located in Houston, Texas with estimated costs of approximately $7 million and 49,000 square feet of GLA.
•During the year ended December 31, 2021, HTA completed the disposition of fifteen MOBs for an aggregate gross sales price of $88.3 million, representing approximately 599,000 square feet of total GLA, and generating a net gain of approximately $39.2 million.
Capital Asset and Liquidity
•During the year ended December 31, 2021, we remained focused on positioning our balance sheet to be poised for future investments. In October 2021, we refinanced our $1.3 billion unsecured credit agreement, lowering borrowing costs and extending maturities to October 2025.
•As of December 31, 2021, we had total leverage, measured as debt less cash and cash equivalents to total capitalization, of 27.7%. Total liquidity was $1.1 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility and cash and cash equivalents of $52.4 million as of December 31, 2021.

•During 2021, HTA issued approximately 9.4 million shares of common stock under its at-the-market (“ATM”) offering program for net proceeds of approximately $251.3 million, adjusted for costs to borrow.
•For the year ended December 31, 2021, we declared dividends of $1.29 per share of common stock. This marks the 8th consecutive year of dividend increases to our stockholders.

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are Valuable for the Future of Healthcare Delivery
The Company is focused on investing in and maintaining a real estate portfolio that consists of well-located MOBs that allow for the efficient delivery of healthcare over the long-term. To date, we have invested $7.8 billion to create one of the largest portfolios (based on GLA) of healthcare real estate that is focused on the MOB sector in the U.S. We intend to allocate capital to properties that exhibit the following key attributes:
•Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties that we believe have long-term value for healthcare providers, including those that benefit from their proximity to and/or affiliation with prominent healthcare systems. These healthcare systems typically possess high credit quality and are capable of investing capital into their campuses. We believe our affiliations with these health systems helps ensure long-term tenant demand. As of December 31, 2021, approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems.
•Located in core community outpatient locations. We seek to invest in properties that we believe will have long-term value for healthcare providers, including those that are located in key outpatient medical hubs. These properties benefit from their proximity to attractive patient populations, maintain a mix of physician practices and specialties, and are convenient for patients and physicians alike. In addition, these properties and medical hubs can be centers for healthcare away from hospital campuses while benefiting from the advancement of healthcare technology, which allow for lower cost settings, more services and procedures to be performed away from hospitals, and the growing requirement for convenient healthcare. We believe these factors support long-term tenant demand. At December 31, 2021, approximately 33% of our portfolio was located in core community outpatient locations.
•Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in markets that we believe possess attractive demographics, economic growth and high barriers to entry which support growing tenant demand. We have developed a strong presence across 20 to 25 key markets since our inception, with approximately 95% of our total GLA located in the top 75 MSAs as of December 31, 2021. In addition, we have developed scale in these key markets, reaching approximately 1 million square feet of GLA in ten of our top 20 key markets, and approximately 0.5 million square feet of GLA in 17 of our top 20 key markets. Our scale in markets has allowed us to create the largest, institutionally owned asset management platform in the sector, which includes leasing, property management, building maintenance, construction, and development capabilities. In each of these markets, we have established a strong full-service operating platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development companies that have led to investment and leasing opportunities for us. Our asset management platform utilizes our scale to provide services to our properties at cost effective rates and with a focus on generating cost efficiencies and superior service for our tenants.
•Occupied with limited near term leasing risks. We seek to invest in and maintain well-occupied properties that we believe are critical to the delivery of healthcare within that specific market. As of December 31, 2021, our portfolio was 89.3% leased. We believe this creates tenant demand that supports higher occupancy and drives strong, long-term tenant retention as hospitals and physicians are generally reluctant to move or relocate, as evidenced by our Same-Property portfolio tenant retention rate of 74% as of the year ended December 31, 2021.
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
•Credit-worthy tenants. Our primary tenants are healthcare systems, university medical centers and leading physician groups. These groups typically have strong and stable financial performance, which we believe helps ensure stability in our long-term rental income and tenant retention. As of December 31, 2021, 58% of our annual base rent was derived from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy based on our internal underwriting and due diligence, but do not have the size to benefit from a formal credit rating by a nationally recognized rating agency.

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
Internal Growth through Proactive In-House Property Management and Leasing
Our asset management and leasing platform manages directly approximately 25.1 million square feet of GLA, or 96% of our total portfolio. This is a significant increase since our public listing on the New York Stock Exchange (“NYSE”) in 2012 when we managed directly approximately 8.8 million square feet, or 70%, of our GLA. We believe this direct asset management approach allows us to maximize our internal growth by improving occupancy, achieving operating efficiencies and creating long-term tenant relationships at our properties, resulting in optimized rental rates. Specific components of our overall asset management strategy include:
•Maintaining regional offices in markets where we have a significant presence. HTA has 31 local offices primarily located within our key markets across the U.S., including our corporate headquarters in Scottsdale, Arizona.
•Creating local relationships with local healthcare providers, including national and regional healthcare systems, physicians and other providers.
•Maintaining or increasing our average rental rates, actively leasing vacant space and reducing leasing concessions. These leasing results contributed to an average of 1.8% of Same-Property Cash NOI growth each quarter during the year ended December 31, 2021.
•Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital to remain competitive within our markets. During the year ended December 31, 2021, we achieved tenant retention for the Same-Property portfolio of 74%.
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
Actively Maintain Conservative Capital Structure
We have and continue to actively manage our balance sheet to maintain an attractive investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility, which ultimately hedges against inherent risk and provides us with attractive capital sources that allow us to take advantage of strategic external growth opportunities. In addition, we may also strategically dispose of properties that we believe no longer align with our strategic growth objectives in order to redeploy the capital generated by these dispositions into higher yielding MOBs that we believe have better longer-term growth prospects. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:
•Maintain a low leverage ratio. Our leverage ratio, measured as debt less cash and cash equivalents to total capitalization, was 27.7% as of December 31, 2021.
•Maintain a high level of liquidity. As of December 31, 2021, we had approximately $1.1 billion of liquidity, primarily consisting of $1.0 billion available on our unsecured revolving credit facility and $52.4 million of cash and cash equivalents.
•Utilize multiple capital sources, including public debt and equity, and unsecured bank loans.
•Maintain well-laddered debt maturities, which extend through 2031 with no significant exposure in any one year. As of December 31, 2021, the weighted average remaining term of our debt portfolio was 6.6 years.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate MOBs within the ever-changing healthcare industry, which is affected by population, technology, legislation and the economy. Over the last several years, the healthcare industry has benefited from several significant macroeconomic drivers, such as an aging population, millennials beginning to form families, and an increase in the insured population. These trends are driving growth in healthcare spending at a rate significantly faster than the rate of growth in the broader U.S. economy.
Population Changes
The U.S. population is experiencing significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. As the U.S. population continues to age, the share of Americans aged 65 and older is projected to represent over 20% of the population by 2030, which represents a 31% increase between 2020 and 2030. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they age.

Projected U.S. Population Aged 65+
(2010 - 2060f)
120.0
100.0
80.0
60.0
40.0
20.0
0.0
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2010
2015
2016
2017
2018
2019
2020
2025f
2030f
2035f
2040f
2045f
2050f
2055f
2060f
65+ Population
As a % of Total U.S. Population

Source: U.S. Census Bureau

Individuals of this age spend the highest amounts on healthcare, averaging approximately $6,700 per individual over the age of 65 according to a 2020 Consumer Expenditure Survey. This compares to healthcare expenditures of approximately $1,400 per year for individuals 25 and under. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which we believe should continue to support MOB demand in the long term. In addition, the large millennial generation is just now starting to reach their thirties and form families. During this age period, healthcare expenditures double on average. As this large generation utilizes additional healthcare services, it is expected they will do so in more convenient outpatient settings, typically in MOBs.

2021 U.S. Population By Generation

Millennials
111.8M
Gen X
61.2M
Boomers
76.5M
Silents
23.9M
25
23
21
19
17
15
13
11
9
7
21.1
22.0
23.2
23.5
22.1
20.9
19.7
20.7
21.3
21.2
18.5
15.5
10.4
13.5
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50-54
55-59
60-64
65-69
70-74
75-79
80+
$1,350
$3,320
$4,579
$5,465
$5,684
$6,695
$6,627
Average Annual Healthcare Spending Per Person

Sources: U.S. Bureau of Labor Statistics

* Millennial population figure partially includes Generation Z

* Boomer population figure partially includes Gen X (only age 55)

Baby Boomers
The “silver tsunami” of aging baby boomers is poised to shift demographics so much so that people aged 65 and older are projected to outnumber those under 18 by 2035. This shift is likely to increase demand for healthcare services as well as investment in and development of medical office buildings. For adults 65 and over, attitudes towards healthcare access tend to be characterized by tradition, loyalty and resistance to change. This generation has shown to be least interested in virtual visits, the least likely to switch primary care physicians, and the most likely to make healthcare decisions based on hospital affiliation. Baby boomers may also make retirement choices that affect relative demand for healthcare resources, with many expected to migrate to preferred states for retirement, including Florida, Arizona, North Carolina, California and Texas.
As America’s largest generation continues to age, Medicare also becomes part of the conversation. Currently, the percentage of Medicare-eligible beneficiaries enrolled in Medicare Advantage is increasing at an all-time high. By 2025, it is predicted that Medicare Advantage enrollees will reach nearly 30 million beneficiaries (40% of all Medicare patients). Hospitals who receive payment from Medicare Advantage plans will likely invest in supplemental benefits and outpatient services in order to manage population health, avoid unnecessary hospitalizations, and thus keep costs down.
Millennials
Aside from the baby boomer generation, another group whose preferences are shaping the healthcare market is the millennial generation. For these consumers, decisions are shaped by a desire for easily accessible and affordable care. Millennials are not brand loyal, and instead prioritize free visits and other forms of savings over quality (assuming this is standard). They desire both after-hours access to clinics and the ability to make same-day appointments – many times also willing to consider virtual visits to receive same-day care.

Share of total health spending by age group, 2019

100%
80
60
40
20
17%
13%
13%
13%
21%
24%
35%
21%
13%
9%
12%
9%
65+
55-64
45-54
35-44
19-34
0-18
Share of population
Share of spending

Source: KFF analysis of 2019 Medical Expenditure Panel Survey data

Peterson-KFF Health System Tracker

Healthcare Spending
The healthcare sector is one of the fastest growing sectors of the U.S. economy and is growing faster than GDP. According to the latest data from 2020, Americans spent over $4.1 trillion, or 19.7%, of total GDP, on healthcare expenditures in 2020, an increase of 8.7% over the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $6.0 trillion by 2028. Healthcare expenditures are projected to grow an average of 5.2% annually through 2028 and account for 19.7% of GDP by 2028. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective healthcare which generally takes place in outpatient settings such as MOBs.

Increases in healthcare spending may be driven by several factors, including changes in patient volumes, increases in per-patient spending, and general price increases. Historically, all three have factored into growing healthcare spending. However, increasing costs of new medical technology, leading to increased prices for healthcare goods and services, along with increasing Medicare enrollment, are two factors seen to play the largest role in healthcare spending projections.

National Healthcare Expenditures
(2007 - 2028f)
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021f
2022f
2023f
2024f
2025f
2026f
2027F
2028F
Total National Health Expenditures
Spending as a % of GDP

Source: U.S. Centers for Medicare & Medicaid Services

Healthcare costs continue to be a burden to U.S. families and factor into care-seeking decisions for the majority of the population. Growth in healthcare costs has driven government legislation, consumer demand for lower-cost healthcare settings, and the increased presence of market disruptors and mergers and acquisitions in the healthcare space. From a consumer’s perspective, shifting healthcare utilization to the lower-cost outpatient setting is an approachable option that can directly impact out-of-pocket costs. The effects of the novel coronavirus disease (“COVID-19”) have only exacerbated this shift, with more people avoiding the hospital setting whenever possible.

Factors Accounting For Growth In Personal Health Care (PHC) Expenditutres, Selected Calendar Years 1990 - 2027

8%
7%
6%
5%
4%
3%
2%
1%
0%
-1%
Average annual change
7.2
4.1
5.4
3.8
4.2
5.1
5.7
1990-2007
2008-13
2014-16
2017
2018
2019
2020-27
Total PHC spending growth
Age-sex mix
Population growth
Use and intensity
Economywide inflation
Relative PHC inflation

Source: Andrea M. Sisko et al. Health Aff 2019;38: published online

Outpatient Trends
Hospitals have traditionally been central to the delivery of healthcare, with medical office buildings serving as physician office space, and for other lower acuity purposes often relative to proximity to a hospital campus. However, volume mix is shifting toward outpatient, lower-cost sites, including those outside of hospital-controlled proprieties, due in-part to cost savings, patient preference and technological advances. Outpatient services are expected to grow by approximately 13% over the next five years.
Medical Office Buildings
We believe hospitals will continue their focus on high-acuity care, leaving lower-acuity care and administrative work to other locations, further segmenting the care delivery space. Going forward, outpatient facilities may be grouped to increase efficiency for patients and will also likely be spread out in retail locations that come with parking, visibility and accessibility.
Ambulatory Surgery Centers
In motion long before COVID-19 heightened regulators’ interest, the movement toward lower-cost care settings such as ambulatory surgery centers (“ASC”) will continue to be an important area of focus. Seeking care at ASCs rather than hospitals is often more convenient for patients and allows them to be discharged within the day, which can reduce infection risk and promote an at-home recovery. Beyond convenience, ASCs are less costly to both patients and payers, likely a strong driver of this shift in care-delivery setting.
The COVID-19 pandemic has accelerated the shift toward ASCs. An increased focus on hospital capacity meant hospitals were pushing lower-acuity procedures to the outpatient setting to retain space for emergencies and COVID-19 cases. At the same time, apprehension to set foot in the hospital has caused patients to seek outpatient care instead. There were several announcements of ASC expansion and large transactions involving ASC organizations in 2021 including acquisitions by large health systems.
This shift has resulted in Medicare updating the number of reimbursable procedures that can be performed at ASCs. Beginning in March 2022, Medicare will allow the nomination of surgical procedures to be added to the ASC covered procedures list. This regulatory landscape, combined with other market pressures and changing preferences, results in an expected annual revenue growth rate of 6.9% for ASCs. The expected growth of the ASC market is predicted to lead to future consolidation, acquisitions, and competition for providers.
ASCs are expected to grow in orthopedics, cardiovascular, pain management, urology, and other specialties. Diagnostic services are expected to continue shifting from hospitals toward outpatient sites. Due to competition, outpatient imaging and lab services can be lower-cost alternatives as compared to their equivalent hospital-based services.

For 2021, Centers for Medicare & Medicaid Services ("CMS") added eleven new procedures to the list of ambulatory surgery center covered surgical procedures. Additionally, CMS is increasing payment rates for certain qualifying ASCs resulting in a total estimated payment increase of approximately $120 million to ASCs for 2021 compared to 2020 Medicare payments, further supporting the shift of healthcare delivery to outpatient settings. By 2021, the volume of procedures performed in ASCs is expected to increase by 35% when compared to 2015.
Urgent Care Centers
Another change in healthcare seeking behaviors is the sustained shift from hospital emergency room visits to urgent care centers. Much of the emphasis on this is due to a need to move non-emergent care out of the emergency room. Because of this shift, there has been an expansion of urgent care sites into underserved markets, which can also support health systems’ strategies for patient acquisition and retaining specialist referrals. Outside of underserved markets, on-demand or urgent care sites are considered beneficial as they may act as referral points, converting single visits to longstanding relationships.
Telehealth
Telehealth has become an increasingly popular means by which patients seek medical care. COVID-19 only exacerbated pre-existing trends, with percentage of provider visits increasing from 0.3% in 2019 to 23.6% in 2020. Since its peak in April 2020, the utilization of telehealth has since stabilized. Additionally, based on consumer research done by McKinsey, consumers view telehealth as an important modality for their care needs, with views varying widely depending on the type of care, with primary care and other types of specialty visits continuing to be performed in a clinical setting.

Additionally, based on consumer research done by McKinsey, consumers view telehealth as an important modality for their care needs, with views varying widely depending on the type of care. Primary care and other types of specialty visits are continuing to be performed in a clinical setting.
Because consumers were using telehealth services during the pandemic more than ever before, the number of investments in telehealth increased substantially. Health insurance companies, pharmacy chains, tech giants, and even genetic testing companies invested in various telehealth providers, each to gain a sliver of the telehealth pie. Trends in telehealth investment included telehealth for specific, targeted care needs, and telehealth used as one part of a broader toolkit, rather than the end goal of patient care.
Healthcare Employment
Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions during that period. Healthcare-related jobs are among the fastest growing occupations, projected to increase by more than 16% between 2020 and 2030, double the general U.S. employment growth projection of 8%, according to the Bureau of Labor Statistics. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Projected U.S. Employment Growth
(2020 - 2030f)
All Occupations - Total U.S.
7.7%
Dentists
8.0%
Optometrists
9.0%
Health Technologists & Techs
9.3%
Registered Nurses
9.0%
All Healthcare
16.1%
Therapists
21.2%
Occupational Therapy & PT Assts/Aids
32.6%
Nurse Practitioners
52.2%
Physician Assistants
31.0%

Source: Bureau of Labor Statistics

Although employment in the healthcare sector is projected to grow, COVID-19 has had a significant impact on healthcare staffing, with exhaustion, burnout, stress and anxiety commonly reported among healthcare workers. Labor is the greatest expense category for healthcare organizations, and labor disruptions such as those exacerbated by the pandemic can be time consuming and costly to address. While employment in many healthcare settings has gradually increased back to pre-pandemic levels, not all jobs are returning at the same pace. Outpatient settings have seen employment gains that have more-than made up for pandemic job losses, however hospital, nursing home, and residential care employment remains below pre-pandemic levels, particularly in nursing and residential care facilities. As we continue into 2022, healthcare employment and hiring will continue to be impacted by the same shifts we are seeing across the workforce – workers are choosing positions that match their desired work environment, schedule, location, and intensity.
COVID-19 Impacts
The COVID-19 pandemic had a dramatic impact on the healthcare industry, upending long-held beliefs on consumer preferences and the regulatory environment. While it is unclear whether pandemic-era changes will remain permanent, the shifting care setting, demographic shifts, and medical staffing challenges are important matters to consider with respect to the healthcare industry as a whole.
COVID-19 had a significant influence on how, when and where patients seek care. As telehealth utilization rose among many, others elected to defer preventative or other non-COVID-19 related clinical care. As the demand for healthcare begins to equalize with an eventual, more permanent shift back to non-COVID-19 related care, we expect there to be a longer-term increase in utilization.

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

•An increase in medical office visits due to the overall rise in healthcare utilization, which in turn has driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. This trend is forecast to continue, with the number of healthcare providers, particularly nurses, physicians, and technical specialists, growing significantly faster than the U.S. average for the other occupations.
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
•Consistent and reliable occupancy has insulated the medical office sector from volatility that can be disruptive to other industries. Even through the early months of COVID-19, when non-emergency outpatient services were temporarily suspended, occupancy remained strong. According to data from Revista, quarterly weighted average occupancy rates have averaged 91.6% from 2019 to 2021. Additionally, during 2020, owners of medical office space collected more than 95% of rent due, according to data collected by Revista.
•Construction of new MOBs relative to the overall MOB supply continues to be constrained, with new market participants experiencing significant costly barriers to entry in markets in which we invest.
•Creating strong demand for our MOBs. In addition, new development is primarily focused on off campus locations and in markets with growing populations.

Construction - Medical Office Buildings
(2015 - 2021)
Billions
$14
$12
$10
$8
$6
$4
$2
$0
2015
2016
2017
2018
2019
2020
2021

Source: Revista

PORTFOLIO OF PROPERTIES
As of December 31, 2021, our portfolio consisted of approximately 26.1 million square feet of GLA, with a leased rate of 89.3% (includes leases which have been executed, but which have not yet commenced).
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

Portfolio Diversification by Type	Number of Buildings	Number of States	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent	GLA (1)	Percent of Total GLA
Medical Office Buildings
Single-tenant	125	18	142,161	24.3%	$5,765	22.1%
Multi-tenant	327	32	403,707	69.1	18,982	72.8
Other Healthcare Facilities
Hospitals	15	7	32,696	5.6	954	3.7
Senior care	3	1	5,786	1.0	354	1.4
Total	470	32	584,350	100%	$26,055	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
SIGNIFICANT TENANTS
As of December 31, 2021, none of the tenants at our properties accounted for more than 4.1% of our annualized base rent. The table below shows our key health system tenant relationships as of December 31, 2021.

Health System (1)	Weighted Average Remaining Lease Term (2)	Annualized Base Rent (3)(4)	Percent of Annualized Base Rent	Total Leased GLA (3)	Percent of Leased GLA
Baylor Scott & White Health	5	23,797	4.1%	$827	3.6%
HCA Healthcare	6	22,052	3.8	741	3.2
Highmark-Allegheny Health Network	8	17,681	3.0	927	4.0
Tenet Healthcare Corporation	6	15,046	2.6	600	2.6
Ascension	5	11,823	2.0	485	2.1
Tufts Medical Center	6	11,598	2.0	255	1.1
Steward Health Care	8	10,644	1.8	380	1.6
AdventHealth	4	9,994	1.7	402	1.7
Community Health Systems	7	7,944	1.4	385	1.7
CommonSpirit Health	8	7,884	1.3	356	1.5
Emblem Health	13	7,649	1.3	281	1.2
Trinity Health	6	7,227	1.2	288	1.2
Harbin Clinic	6	7,225	1.2	316	1.4
United Health Group	4	6,426	1.1	279	1.2
Mercy Health	6	6,226	1.1	190	0.8
		173,216	29.6%	$6,712	28.9%

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

GEOGRAPHIC CONCENTRATION
As of December 31, 2021, our portfolio was concentrated in key markets that we believe are strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent	Total GLA (1)	Percent of Portfolio	Investment (1)	Percent of Investment
Dallas, TX	$57,240	9.8%	2,209	8.5%	$914,237	11.7%
Houston, TX	37,200	6.4	1,934	7.4	534,869	6.8
Boston, MA	36,346	6.2	965	3.7	397,693	5.1
Miami, FL	31,417	5.4	1,327	5.1	358,449	4.6
Atlanta, GA	27,290	4.7	1,208	4.6	361,600	4.6
Indianapolis, IN	26,901	4.6	1,396	5.4	281,768	3.6
Phoenix, AZ	25,218	4.3	1,313	5.0	267,781	3.4
Hartford/New Haven, CT	25,215	4.3	1,187	4.5	347,104	4.4
Tampa, FL	24,548	4.2	954	3.7	347,764	4.4
Raleigh, NC	20,743	3.5	885	3.4	250,858	3.2
Pittsburgh, PA	20,063	3.4	1,094	4.2	148,612	1.9
Charlotte, NC	18,220	3.1	927	3.6	216,037	2.8
Orange County/Los Angeles, CA	17,285	3.0	718	2.7	326,070	4.2
New York, NY	16,019	2.7	615	2.4	256,144	3.3
Albany, NY	14,955	2.6	833	3.2	170,071	2.2
Chicago, IL	13,706	2.4	454	1.7	231,178	3.0
Denver, CO	13,471	2.3	608	2.3	265,807	3.4
Orlando, FL	12,667	2.2	513	2.0	156,300	2.0
Austin, TX	9,182	1.6	409	1.6	164,425	2.1
El Paso, TX	9,039	1.5	476	1.8	121,409	1.5
Top 20 MSAs	456,725	78.2	20,025	76.8	6,118,176	78.2
Additional Top MSAs	97,149	16.6	4,604	17.7	1,310,407	16.8
Total Key Markets in Top 75 MSAs	$553,874	94.8%	24,629	94.5%	$7,428,583	95.0%

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
Healthcare Reform. The current wave of healthcare reform launched with the ACA in 2010. The ACA expanded health insurance coverage through tax subsidies and federal health insurance programs, individual and employer mandates for health insurance coverage, and the creation of health insurance exchanges (federal and state marketplaces).
The Biden administration has indicated that it will maintain and build upon the ACA and has suggested proposals that would include the adoption of a national public health insurance option (“Medicare for all”), increasing the value of current tax credits related to insurance premiums, and expanding coverage to low-income individuals.
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
HUMAN CAPITAL
As of December 31, 2021, we had 357 employees, of which less than 1% are subject to a collective bargaining agreement.
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
•significant stockholders attempt to effect changes at our company or acquire control over our company;
•material failures of our information technology and related infrastructure;
•internal investigations related to the whistleblower policy; and
•pandemics and other health concerns, including the ongoing COVID-19 pandemic, and measures intended to prevent or limit their spread.

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
•the impact of risks related to our investments in, or originations of, mezzanine loans;
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

Risks Related to the Merger
We face risks related to the proposed merger with Healthcare Realty Trust Incorporated, including those related to:
•the effect of the announcement and pendency of the merger agreement on our business;
•the satisfaction or waiver of certain conditions;
•litigation or other legal proceedings relating to the merger agreement; and
•the fact that the exchange ratio will not be adjusted in the event of changes in stock prices.

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
As of December 31, 2021, we held interests in certain MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2021, these properties represented 37% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.
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
Our investments in, or originations of, mezzanine loans will be subject to specific risks relating to the particular property or entity obligated to repay the loan, and our loan assets will involve greater risks of loss than senior loans secured by income-producing properties.
Mezzanine loan investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in a subordinated position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
As of December 31, 2021, we had total debt outstanding of $3.0 billion. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long term. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.

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
The elimination of LIBOR may adversely affect interest expense related to our indebtedness.
Current borrowings under our unsecured term loans, which are hedged, and our unsecured revolving credit facility is based on LIBOR.  On March 5, 2021, the United Kingdom Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, formally announced the cessation of LIBOR as of June 30, 2023. The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. Concurrent with the FCA’s announcement, the International Swaps and Derivatives Association (“ISDA”) determined that the announcement constituted an index cessation event and consequently the fallback spread adjustments were fixed and published, with the spread adjustment between U.S. dollar 1-Month LIBOR and SOFR at 0.11%. If we intend to hedge our LIBOR denominated debt, we cannot predict whether hedging opportunities will exist on acceptable terms.
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
To preserve our qualification as a REIT, our charter contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of HTA or other transaction that may benefit our stockholders.
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
Risks Related to the Merger
The announcement and pendency of the Merger Agreement could have an adverse effect on our business.
On February 28, 2022, Healthcare Trust of America, Inc. (the “Company”), a Maryland corporation, Healthcare Trust of America Holdings, LP, a Delaware limited partnership (the “Company OP”) of which the Company is the sole general partner, HR Acquisition 2, LLC, a Maryland limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Healthcare Realty Trust Incorporated, a Maryland corporation (“HR”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into HR, with HR surviving the merger (the “Merger”).
The announcement and pendency of the Merger could cause disruption in our business, including the potential loss or disruption of commercial relationships prior to the completion of the Merger. For example, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may adversely affect our ability to attract and retain key personnel during the pendency of the Merger.
The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in the ordinary course of business pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business prior to completion of the Merger. Due to these operating restrictions, during the pendency of the Merger Agreement we may be unable to pursue strategic transactions, undertake significant capital projects, undertake certain financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement also contains provisions that limit our ability to pursue alternatives to the Merger and that could discourage a potential competing acquirer of us from making a favorable alternative transaction proposal. In addition, matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention. We have also incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover. Further, the Merger Agreement requires us to pay a substantial termination fee to HR in certain circumstances or if our stockholders do not approve the transaction.

The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Completion of the Merger is subject to the satisfaction or waiver of certain conditions.
Completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (1) approval by the Company’s stockholders of the issuance of Company Common Stock to HR’s stockholders pursuant to the terms of the Merger Agreement and approval by HR’s stockholders of the Merger and the transactions contemplated under the Merger Agreement; (2) the effectiveness of the registration statement on Form S-4 to be filed with the SEC by the Company in connection with the transactions contemplated by the Merger Agreement; (3) approval for listing on the NYSE of the shares of Company Common Stock to be issued in the Merger or reserved for issuance in connection therewith; (4) no injunction or law prohibiting the Merger; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) receipt by each of HR and us of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code, and (8) receipt by each of HR and us of an opinion that the other party qualifies as a REIT under the Code.
We cannot provide assurance that these conditions to completing the Merger will be satisfied or waived, and accordingly, that our pending Merger with HR will be completed on the timeline that we anticipate or at all. Failure to complete the Merger could negatively affect our stock price and our future business and financial results.
An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement could have a material adverse impact on our business and our ability to consummate the transactions contemplated by the Merger Agreement.
Transactions like the Merger are frequently the subject of litigation or other legal proceedings, including actions alleging that either our board of directors breached their respective duties to their stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. We believe that any such litigation or proceedings would be without merit, but there can be no assurance that they will not be brought. If litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
The exchange ratio will not be adjusted in the event of any change in the stock prices of either us or HR.
Upon the consummation of the Merger, each outstanding share of HR Common Stock will be converted automatically into the right to receive one share of Company Common Stock, with cash paid in lieu of any fractional shares. The exchange ratio of 1.0 will not be adjusted for changes in the market prices of either shares of our Common Stock or shares of HR Common Stock. Changes in the market price of shares of HR Common Stock prior to the effective time of the Merger will affect the market value of the merger consideration that HR’s stockholders will receive on the closing date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond our or HR’s control), including the following factors:
•market reaction to the announcement of the Merger and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of us and HR;
•changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;
•market assessments of the likelihood that the Merger will be completed;
•interest rates, general market and economic conditions and other factors generally affecting the market prices of our Common Stock and HR Common Stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and HR operate; and
•other factors beyond the control of us and HR, including those described or referred to in this “Risk Factors” section.
The market price of shares of HR Common Stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
If the market price of shares of Company Common Stock increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, HR’s stockholders could receive shares of Company Common Stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively. Alternatively, if the market price of shares of Company Common Stock declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, HR’s stockholders could receive shares of Company Common Stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.
Therefore, while the number of shares of Company Common Stock to be issued per share of our Common Stock is fixed, HR’s stockholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Merger.
However, subject to the closing of the Merger and the other transactions contemplated therein, the holders of shares of Company Common Stock issued and outstanding on the last business day prior to the closing date of the Merger will receive a special distribution in the amount of $4.82 in cash per share of Company Common Stock held on such date (the “Special Distribution Payment”), regardless of the fluctuation in the market prices of shares of HR Common Stock and Company Common Stock.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Since inception, we have invested $7.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets that serve the healthcare industry through December 31, 2021. As of December 31, 2021, our portfolio consisted of approximately 26.1 million square feet of GLA, with a leased rate of 89.3% (includes leases which have been executed, but which have not yet commenced). Approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 21% of the total GLA as of December 31, 2021. All but two of our properties are 100% owned.
As of December 31, 2021, we owned fee simple interests in properties representing 63% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 37% of our total GLA. As of December 31, 2021, these leasehold interests had an average remaining term of 46.5 years, excluding available extension options.
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
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases
Month-to-month	121	$6,915	1.2%	245	1.0%
2022	662	57,635	9.9	2,097	9.0
2023	592	61,494	10.5	2,564	11.0
2024	572	69,928	12.0	2,713	11.7
2025	426	55,980	9.6	2,239	9.6
2026	469	50,555	8.6	2,344	10.1
2027	309	68,387	11.7	2,597	11.2
2028	175	35,001	6.0	1,405	6.0
2029	236	44,570	7.6	1,816	7.8
2030	110	30,808	5.3	1,183	5.1
2031	68	23,265	4.0	1,112	4.8
Thereafter	281	79,812	13.6	2,944	12.7
Total	4,021	$584,350	100%	23,259	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) Amounts presented in thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2021:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Texas	5,315	20.4%	$118,777	20.3%
Florida	3,093	11.9	76,638	13.1
North Carolina	1,812	6.9	38,963	6.7
Massachusetts	965	3.7	36,346	6.2
Indiana	1,811	7.0	34,087	5.8
Georgia	1,280	4.9	30,024	5.1
New York	1,390	5.3	29,155	5.0
Pennsylvania	1,454	5.6	29,072	5.0
Arizona	1,529	5.9	28,932	5.0
Connecticut	1,187	4.6	25,215	4.3
California	992	3.8	23,334	4.0
Ohio	932	3.6	16,757	2.9
Colorado	708	2.7	14,892	2.5
Illinois	454	1.7	13,706	2.3
Missouri	355	1.4	9,694	1.7
South Carolina	377	1.4	8,745	1.5
Wisconsin	368	1.4	7,084	1.2
Alabama	319	1.2	6,456	1.1
Michigan	203	0.8	5,194	0.9
Maryland	181	0.7	4,834	0.8
Tennessee	176	0.7	4,578	0.8
Hawaii	146	0.6	4,021	0.7
Virginia	158	0.6	3,607	0.6
Utah	159	0.6	2,911	0.5
New Mexico	141	0.5	2,365	0.4
Oklahoma	186	0.7	2,294	0.4
New Jersey	57	0.2	1,819	0.3
Mississippi	80	0.3	1,591	0.3
Nevada	73	0.3	1,547	0.3
Idaho	83	0.3	1,178	0.2
Oregon	21	0.1	314	0.1
Minnesota	50	0.2	220	—
Total	26,055	100%	$584,350	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Item 3. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We are also subject to employee claims and/or threatened claims from time to time. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying consolidated financial statements.
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
Stockholders
As of February 22, 2022, HTA had 1,908 stockholders of record.
Stock Performance Graph
The graph below compares the cumulative returns of HTA, US REIT (RMS) Index, S&P 500 Index and Dow Jones U.S. Real Estate Health Care Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2021. All periods prior to 2015 have been adjusted retroactively to reflect the reverse stock split effective December 15, 2014. The total returns assume dividends are reinvested.

HTA Total Returns (Since Listing)

400%
350%
300%
250%
200%
150%
100%
50%
0%
-50%
6/6/2012
12/6/2012
6/6/2013
12/6/2013
6/6/2014
12/6/2014
6/6/2015
12/6/2015
6/6/2016
12/6/2016
6/6/2017
12/6/2017
6/6/2018
12/6/2018
6/6/2019
12/6/2019
6/6/2020
12/6/2020
6/6/2021
12/6/2021
S&P:338%
RMS:166%
HTA:158%
Dow Jones U.S. Real Estate Health Care: 93%
HTA
US REIT Index (RMS)
S&P 500
Dow Jones U.S. Real Estate Health Care

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2021, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	97	$32.96	—	—
November 1, 2021 to November 30, 2021	506	33.39	—	—
December 1, 2021 to December 31, 2021	160	33.25	—	—

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

Securities Authorized for Issuance under Equity Compensation Plans
The Amended and Restated 2006 Incentive Plan (the “Plan”) authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 9,804,333.
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
Healthcare Trust of America, Inc.

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019	2018	2017
Balance Sheet Data as of December 31:
Real estate investments, net	$6,167,829	$6,110,165	$6,045,801	$5,665,621	$5,947,874
Total assets	6,889,689	6,790,692	6,638,749	6,188,476	6,449,582
Debt	3,028,122	3,026,999	2,749,775	2,541,232	2,781,031
Non-controlling interests	86,712	60,680	72,635	78,890	84,666
Total equity	3,344,316	3,234,919	3,430,644	3,334,914	3,363,448
Statement of Operations Data:
Total revenues	$767,073	$738,965	$692,040	$696,426	$613,990
Rental expenses	236,850	226,859	211,479	220,617	192,147
Net income attributable to common stockholders	98,016	52,618	30,154	213,463	63,916
Net income attributable to common stockholders per share - basic	0.45	0.24	0.15	1.04	0.35
Net income attributable to common stockholders per share - diluted	0.44	0.24	0.14	1.02	0.34
Statement of Cash Flows Data:
Cash flows provided by operating activities	$385,616	$387,962	$340,394	$337,396	$307,543
Cash flows (used in) provided by investing activities	(399,855)	(319,260)	(667,289)	176,309	(2,455,096)
Cash flows (used in) provided by financing activities	(47,457)	12,447	230,981	(498,735)	2,241,068
Other Data:
Dividends declared to stockholders	$286,040	$277,626	$260,593	$253,699	$227,024
Dividends declared per share	1.29	1.27	1.25	1.23	1.21
Dividends paid in cash to stockholders	281,820	275,816	256,117	252,651	207,087
FFO attributable to common stockholders (1)	386,386	344,699	319,738	335,565	284,226
Normalized FFO attributable to common stockholders (1)	391,810	379,311	344,272	340,400	301,957
NOI (2)	530,223	512,106	480,561	475,809	421,843

(1) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measures.

(2) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present this non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	Year Ended December 31,
(In thousands, except per unit data)	2021	2020	2019	2018	2017
Balance Sheet Data as of December 31:
Real estate investments, net	$6,167,829	$6,110,165	$6,045,801	$5,665,621	$5,947,874
Total assets	6,889,689	6,790,692	6,638,749	6,188,476	6,449,582
Debt	3,028,122	3,026,999	2,749,775	2,541,232	2,781,031
Total partners’ capital	3,344,316	3,234,919	3,430,644	3,334,914	3,363,448
Statement of Operations Data:
Total revenues	$767,073	$738,965	$692,040	$696,426	$613,990
Rental expenses	236,850	226,859	211,479	220,617	192,147
Net income attributable to common OP unitholders	99,784	53,508	30,692	217,537	65,454
Net income attributable to common OP unitholders per unit - basic	0.45	0.24	0.15	1.04	0.35
Net income attributable to common OP unitholders per unit - diluted	0.45	0.24	0.15	1.04	0.35
Statement of Cash Flows Data:
Cash flows provided by operating activities	$385,616	$387,962	$340,394	$337,396	$307,543
Cash flows (used in) provided by investing activities	(399,855)	(319,260)	(667,289)	176,309	(2,455,096)
Cash flows (used in) provided by financing activities	(47,457)	12,447	230,981	(498,735)	2,241,068
Other Data:
Distributions declared to general partner	$286,040	$277,626	$260,593	$253,699	$227,024
Distributions declared per unit	1.29	1.27	1.25	1.23	1.21
Distributions paid in cash to general partner	281,820	275,816	256,117	252,651	207,087
FFO attributable to common OP Unitholders (1)	388,154	345,589	320,276	339,639	285,764
Normalized FFO attributable to common OP Unitholders (1)	391,810	379,311	344,272	340,400	301,957
NOI (2)	530,223	512,106	480,561	475,809	421,843

(1) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measures.

(2) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of December 31, 2021 and 2020, together with results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019.
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
Forward-looking statements regarding HR and HTA, include, but are not limited to, statements related to the Proposed Transaction, including the anticipated timing, benefits and financial and operational impact thereof; HR’s expected financing for the transaction; other statements of management’s belief, intentions or goals; and other statements that are not historical facts. These forward-looking statements are based on each of the companies’ current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks and uncertainties associated with: HR’s and HTA’s ability to complete the Proposed Transaction on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the Proposed Transaction; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the Proposed Transaction; risks related to diverting the attention of HR and HTA management from ongoing business operations; failure to realize the expected benefits of the Proposed Transaction; significant transaction costs and/or unknown or inestimable liabilities; the risk of shareholder litigation in connection with the Proposed Transaction, including resulting expense or delay; the risk that HTA’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the ability to obtain the expected financing to consummate the Proposed Transaction; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company following completion of the Proposed Transaction; effects relating to the announcement of the Proposed Transaction or any further announcements or the consummation of the Proposed Transaction on the market price of HR’s or HTA’s common stock; the possibility that, if HR does not achieve the perceived benefits of the Proposed Transaction as rapidly or to the extent anticipated by financial analysts or investors, the market price of HR’s common stock could decline; general adverse economic and local real estate conditions; the inability of significant tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; increases in interest rates; increases in operating expenses and real estate taxes; changes in the dividend policy for HR’s common stock or its ability to pay dividends; impairment charges; pandemics or other health crises, such as COVID-19; and other risks and uncertainties affecting HR and HTA, including those described from time to time under the caption “Risk Factors” and elsewhere in HR’s and HTA’s SEC filings and reports, including HR’s Annual Report on Form 10-K for the year ended December 31, 2021, HTA’s Annual Report on Form 10-K for the year ended December 31, 2021, and other filings and reports by either company. Moreover, other risks and uncertainties of which HR or HTA are not currently aware may also affect each of the companies’ forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by HR or HTA on their respective websites or otherwise. Neither HR nor HTA undertakes any obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
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

Since 2006, we have invested $7.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 26.1 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 21% of our total GLA as of December 31, 2021. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of December 31, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 95% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Atlanta and Miami being our largest markets by investment.
Company Highlights
Portfolio Operating Performance
•For the year ended December 31, 2021, total revenue increased 3.8%, or $28.1 million, to $767.1 million, compared to $739.0 million for the year ended December 31, 2020.
•For the year ended December 31, 2021, net income was $99.8 million, compared to $53.5 million for the year ended December 31, 2020.
•For the year ended December 31, 2021, net income attributable to common stockholders was $0.44 per diluted share, or $98.0 million, compared to $0.24 per diluted share, or $52.6 million, for the year ended December 31, 2020.
•For the year ended December 31, 2021, HTA’s FFO, as defined by NAREIT, was $386.4 million, or $1.72 per diluted share, compared to $1.56 per diluted share, or $344.7 million, for the year ended December 31, 2020.
•For the year ended December 31, 2021, HTALP’s FFO, as defined by NAREIT, was $388.2 million, or $1.73 per diluted OP Unit, compared to $1.56 per diluted OP Unit, or $345.6 million, for the year ended December 31, 2020.
•For the year ended December 31, 2021, HTA’s and HTALP’s Normalized FFO was $1.75 per diluted share and OP Unit, or $391.8 million, compared to $1.71 per diluted share and OP Unit, or $379.3 million, for the year ended December 31, 2020.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the year ended December 31, 2021, NOI increased 3.5%, or $18.1 million, to $530.2 million, compared to $512.1 million for the year ended December 31, 2020.
•For the year ended December 31, 2021, Same-Property Cash NOI increased 1.7%, or $7.8 million, to $460.8 million, compared to $453.0 million for the year ended December 31, 2020.
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
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.4 million square feet of GLA, or 67% of our portfolio, located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of December 31, 2021, approximately 95% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of December 31, 2021, we had approximately 1 million square feet of GLA in ten of our top 20 key markets and approximately 0.5 million square feet of GLA in 17 of our top 20 key markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•During the year ended December 31, 2021, HTA closed on approximately $308.8 million of investments totaling approximately 960,000 square feet of GLA, with expected year-one contractual MOB yields of approximately 5.7%. These properties were approximately 85% leased as of closing, and are located within HTA's key markets. Additionally, HTA funded approximately $80 million in loan funding commitments for MOB development projects in Houston, Texas and Charlotte, North Carolina.
•During the year ended December 31, 2021, we completed the disposition of fifteen MOBs located in non-key markets for an aggregate gross sales price of $88.3 million, representing approximately 599,000 square feet of GLA, and generating net gains of approximately $39.2 million.
•During the year ended December 31, 2021, we completed the development of three new on-campus MOBs located in the key markets of Miami, Florida; Bakersfield, California; and Dallas, Texas. Total construction costs on these developments were approximately $110 million and totaled approximately 245,000 square feet of GLA and are currently 78% leased. Our development pipeline consists of five projects in the pre-leasing process, totaling over 850,000 square feet of GLA. These projects are located in Houston, Orlando and Raleigh and are highlighted by HTA's previously announced strategic partnership with Medistar Corporation to co-develop the Texas A&M Innovation Plaza - Horizon Tower located in Houston, Texas, a 485,000 square foot medical office and life sciences tower with anticipated costs of $215 million expected to commence construction in 2022.
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
•As of December 31, 2021, our in-house asset management and leasing platform operated approximately 25.1 million square feet of GLA, or 96% of our total portfolio, a significant increase from 8.8 million square feet, or 70%, of GLA managed in-house in 2012.
•As of December 31, 2021, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.3% by GLA, and our occupancy rate was 87.5% by GLA.
•We entered into new and renewal leases on approximately 2.8 million square feet of GLA, or 10.8% of the GLA of our total portfolio, during the year ended December 31, 2021.
•During the year ended December 31, 2021, tenant retention for the Same-Property portfolio was 74%, which included approximately 2.8 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
Financial Strategy and Balance Sheet Flexibility
•As of December 31, 2021, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 27.7%. Total liquidity was $1.1 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility and cash and cash equivalents of $52.4 million as of December 31, 2021.
•As of December 31, 2021, the weighted average remaining term of our debt portfolio was 6.6 years.
•In March 2021, we entered into equity distribution agreements with various sales agents with respect to our at-the-market ("ATM") offering program of common stock with an aggregate sales amount of up to $750.0 million, which replaced our prior ATM offering program that expired in February 2021. As of December 31, 2021, $750.0 million remained available for issuance by us under our current ATM.
•During the year ended December 31, 2021, we issued approximately 9.4 million shares of our common stock under our ATM program for net proceeds of approximately $251.3 million, adjusted for costs to borrow equating to a net price to us of $26.68 per share of common stock.
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
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment at least annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we utilize a variety of methodologies, including undiscounted cash flow models for certain properties that meet quantitative and/or qualitative thresholds. Our methodology contemplates in-place cash flows from existing tenants, with certain assumptions for future anticipated occupancy levels, lease-up and absorption periods after known or estimated vacating tenants, inflationary adjustments for rents and operating expenses, market lease assumptions based on in-place rents and comparative properties' rates, ordinary tenant concessions, such as free rent, and planned tenant improvement and maintenance or other capital expenditures, as well as other initial direct costs, such as leasing commissions paid to third-parties. We also utilize capitalization rates to arrive at a final value of our property, less estimated selling costs. Further, we also will consider executed sales agreements or management’s best estimate of market comparables in arriving at our total undiscounted cash flows.
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
Investment Activity
During the years ended December 31, 2021, 2020 and 2019, we had investments with an aggregate purchase price of $308.8 million, $191.7 million and $560.5 million, respectively. During the years ended December 31, 2021, 2020 and 2019, we had dispositions with an aggregate gross sales price of $90.0 million, $24.3 million and $4.9 million, respectively. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
As of December 31, 2021 and 2020, we owned and operated approximately 26.1 million and 25.4 million square feet of GLA, respectively, with a leased rate of 89.3% and 89.8%, respectively (which includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 87.5% and 89.1%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the years ended December 31, 2021 and 2020, respectively, is set forth below:

	Year Ended December 31,
	2021	2020	Change	% Change
Revenues:
Rental income	$763,923	$738,414	$25,509	3.5%
Interest and other operating income	3,150	551	2,599	NM
Total revenues	767,073	738,965	28,108	3.8
Expenses:
Rental	236,850	226,859	9,991	4.4
General and administrative	49,744	42,969	6,775	15.8
Transaction	372	965	(593)	(61.5)
Depreciation and amortization	303,834	303,828	6	—
Interest expense	92,762	94,613	(1,851)	(2.0)
Impairment	22,938	—	22,938	NM
Total expenses	706,500	669,234	37,266	5.6
Gain (loss) on sale of real estate, net	39,228	9,590	29,638	NM
Loss on sale of corporate asset, net	(2,106)	—	(2,106)	NM
Loss on extinguishment of debt, net	—	(27,726)	27,726	NM
Income from unconsolidated joint venture	1,604	1,612	(8)	(0.5)
Other income	485	301	184	61.1
Net income	$99,784	$53,508	$46,276	86.5%

NOI	$530,223	$512,106	$18,117	3.5%
Same-Property Cash NOI	$460,792	$452,972	$7,820	1.7%
*NM- not meaningful
Comparison of the years ended December 31, 2020 and 2019, respectively, and related discussions can be found in the Item 7. MD&A section under the Results of Operations header in our Annual Report on Form 10-K as filed on February 24, 2021 for the year ended December 31, 2020 which is herein incorporated by reference.
Rental Income
For the years ended December 31, 2021 and 2020, respectively, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change
Contractual rental income	$728,218	$698,962	$29,256	4.2%
Straight-line rent and amortization of above and (below) market leases	19,950	24,115	(4,165)	(17.3)
Other rental revenue	15,755	15,337	418	2.7
Total rental income	$763,923	$738,414	$25,509	3.5%
Contractual rental income, which includes expense reimbursements, increased $29.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to $24.7 million of additional contractual rental income from our 2020 and 2021 acquisitions, and contractual rent increases for the year ended December 31, 2021.

Average starting and expiring base rents for new and renewal leases consisted of the following for the years ended December 31, 2021 and 2020, respectively (in thousands, except in average base rents per square foot of GLA):

	Year Ended December 31,
	2021	2020
New and renewal leases:
Average starting base rents	$25.04	$27.04
Average expiring base rents	21.98	25.84

Square feet of GLA	2,826	3,865
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2021 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the years ended December 31, 2021 and 2020, respectively (in per square foot of GLA):

	Year Ended December 31,
	2021	2020
New leases:
Tenant improvements	$35.70	$38.16
Leasing commissions	5.96	2.86
Tenant concessions	7.05	3.70
Renewal leases:
Tenant improvements	$9.75	$5.58
Leasing commissions	2.89	2.87
Tenant concessions	0.14	1.99
The average term for new and renewal leases executed consisted of the following for the years ended December 31, 2021 and 2020, respectively (in years):

	Year Ended December 31,
	2021	2020
New leases	6.4	7.9
Renewal leases	4.9	5.4
Rental Expenses
For the years ended December 31, 2021 and 2020, rental expenses attributable to our properties were $236.9 million and $226.9 million, respectively. The increase in rental expenses is primarily due to $8.4 million of additional rental expenses associated with our 2020 and 2021 acquisitions for the year ended December 31, 2021.
General and Administrative Expenses
For the years ended December 31, 2021 and 2020 general and administrative expenses were $49.7 million and $43.0 million, respectively. This increase was driven by costs related to the Company’s: (i) whistleblower investigation (as further outlined in the Company’s Current Report on Form 8-K filed November 4, 2021), (ii) CEO search costs, (iii) the announced strategic review process, and (iv) employee retention costs and administrative costs with respect to having an interim CEO. Costs related to these matters primarily included: (i) an increase in compensation and employee expenses including $0.9 million of increased bonus accruals related to Company out-performance on total shareholder return in Q3 2021, $0.7 million of CEO search fees, and $0.5 million of short-term consulting and other employee retention costs; (ii) increased legal and professional fees of $2.3 million primarily related to ongoing whistleblower and strategic review matters; (iii) increased corporate-related travel costs of $0.5 million; and (iv) increased board fees of $0.6 million as a result of a significant increase in board and committee meetings pertaining to the CEO search and whistleblower and strategic review matters, as well as additional compensation for the lead independent director in his appointed role as board chairman.
Transaction Expenses
For the years ended December 31, 2021 and 2020, transaction expenses were $0.4 million and $1.0 million, respectively. The decrease in 2021 compared to 2020 was primarily due to decreased acquisition costs in 2021 as compared to 2020.

Depreciation and Amortization Expense
For each of the years ended December 31, 2021 and 2020, depreciation and amortization expense was $303.8 million. Depreciation and amortization for 2021 was neutral compared to 2020 as most of our investments were in the last half of 2021 and a 13 property portfolio was disposed of in the first half of 2021.
Interest Expense
Interest expense decreased by $1.9 million during the year ended December 31, 2021 compared to 2020. For the year ended December 31, 2021, the decrease was primarily due to lower average interest rates as compared to 2020.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain (loss) on Sale of Real Estate
For the year ended December 31, 2021, we realized a net gain of $39.2 million from the disposition of fifteen MOBs located in non-key markets in Tennessee, Virginia, Minnesota and Ohio. For the year ended December 31, 2020, we realized a net gain on the sale of real estate of $7.6 million from the disposition of one MOB Kansas City. See Note 4 - Dispositions and Impairment in the accompanying consolidated financial statements in Part IV, Item 15 for more detail on the dispositions.
Loss on Extinguishment of Debt
For the year ended December 31, 2020, we realized a net loss on the extinguishment of debt of $27.7 million, related to make-whole provisions in the redemption of senior unsecured notes. For the year ended December 31, 2021 there was no extinguishment of debt.
Net Income
Net income increased $46.3 million to $99.8 million for the year ended December 31, 2021, compared to $53.5 million for the year ended December 31, 2020. This increase was primarily the result of additional gains recognized on the sale of assets in non-core markets of $29.6 million and a loss in 2020 on extinguishment of debt of $27.7 million.
NOI and Same-Property Cash NOI
NOI increased $18.1 million to $530.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to $19.1 million of additional NOI from our 2020 and 2021 acquisitions for the year ended December 31, 2021, partially offset by $4.2 million of reduced NOI from our 2020 and 2021 dispositions for the year ended December 31, 2021.
Same-Property Cash NOI increased $7.8 million, or 1.7%, to $460.8 million for the year ended December 31, 2021, compared to $453.0 million for the year ended December 31, 2020. These increases were primarily the result of contractual rent escalations and improved operating efficiencies offset by a slight decrease in average occupancy.
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by NAREIT. FFO is defined as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property and impairment write-downs of depreciable assets, plus depreciation and amortization related to investments in real estate, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, with respect to gains and losses on the sale of assets incidental to the main business of a REIT, the REIT has the option to include or exclude such gains and losses in the calculation of FFO. Since FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2021 and 2020, respectively (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Net income attributable to common stockholders	$98,016	$52,618
Depreciation and amortization expense related to investments in real estate	300,605	299,722
Gain on sale of real estate, net	(39,228)	(9,590)
Loss on sale of corporate asset, net	2,106	—
Impairment	22,938	—
Proportionate share of joint venture depreciation and amortization	1,949	1,949
FFO attributable to common stockholders	$386,386	$344,699
Transaction expenses	372	965
Loss on extinguishment of debt, net	—	27,726
Non-controlling income from OP Units included in diluted shares	1,768	890
Other normalizing adjustments (1)	3,284	5,031
Normalized FFO attributable to common stockholders	$391,810	$379,311

Net income attributable to common stockholders per diluted share	$0.44	$0.24
FFO adjustments per diluted share, net	1.28	1.32
FFO attributable to common stockholders per diluted share	$1.72	$1.56
Normalized FFO adjustments per diluted share, net	0.03	0.15
Normalized FFO attributable to common stockholders per diluted share	$1.75	$1.71

Weighted average diluted common shares outstanding	224,215	221,666

(1) For the year ended December 31, 2021, other normalizing adjustments includes the following: costs related to whistleblower investigation of $1,645; CEO search fees of $743; costs related to strategic matters of $387; and corresponding additional board and consulting fees of $509. For the year ended December 31, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672, incremental hazard pay to facilities employees of $314, and incremental personal protective equipment of $45.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2021 and 2020, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2021	2020
Net income attributable to common OP unitholders	$99,784	$53,508
Depreciation and amortization expense related to investments in real estate	300,605	299,722
Gain on sale of real estate, net	(39,228)	(9,590)
Loss on sale of corporate asset, net	2,106	—
Impairment	22,938	—
Proportionate share of joint venture depreciation and amortization	1,949	1,949
FFO attributable to common OP unitholders	$388,154	$345,589
Transaction expenses	372	965
Loss on extinguishment of debt, net	—	27,726
Other normalizing adjustments (1)	3,284	5,031
Normalized FFO attributable to common OP unitholders	$391,810	$379,311

Net income attributable to common OP unitholders per diluted OP unit	$0.45	$0.24
FFO adjustments per diluted OP unit, net	1.28	1.32
FFO attributable to common OP unitholders per diluted OP unit	$1.73	$1.56
Normalized FFO adjustments per diluted OP unit, net	0.02	0.15
Normalized FFO attributable to common OP unitholders per diluted OP unit	$1.75	$1.71

Weighted average diluted common OP units outstanding	224,215	221,666

(1) For the year ended December 31, 2021, other normalizing adjustments includes the following: costs related to whistleblower investigation of $1,645; CEO search fees of $743; costs related to strategic matters of $387; and corresponding additional board and consulting fees of $509. For the year ended December 31, 2020, other normalizing adjustments includes the following: non-recurring bad debt of $4,672, incremental hazard pay to facilities employees of $314, and incremental personal protective equipment of $45.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) transaction expenses; (iii) depreciation and amortization expense; (iv) impairment; (v) interest expense; (vi) gain or loss on sales of real estate and corporate assets; (vii) gain or loss on extinguishment of debt; (viii) income or loss from unconsolidated joint venture; and (ix) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Net income	$99,784	$53,508
General and administrative expenses	49,744	42,969
Transaction expenses	372	965
Depreciation and amortization expense	303,834	303,828
Impairment	22,938	—
Interest expense	92,762	94,613
Gain on sale of real estate, net	(39,228)	(9,590)
Loss on sale of corporate asset, net	2,106	—
Loss on extinguishment of debt, net	—	27,726
Income from unconsolidated joint venture	(1,604)	(1,612)
Other income	(485)	(301)
NOI	$530,223	$512,106
Straight-line rent adjustments, net	(13,883)	(15,971)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(1,899)	(2,722)
Notes receivable interest income	(2,730)	(161)
Other normalizing adjustments (1)	—	5,031
Cash NOI	$511,711	$498,283

The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Cash NOI	$511,711	$498,283
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(24,401)	(12,133)
Redevelopment Cash NOI	(928)	(4,435)
Intended for sale Cash NOI	(25,590)	(28,743)
Same-Property Cash NOI (2)	$460,792	$452,972

(1) For the year ended December 31, 2020, other normalizing adjustments includes the following: Non-recurring bad debt of $4,672, incremental hazard pay to facilities employees of $314, and incremental personal protective equipment of $45.

(2) Same-Property includes 414 buildings for the years ended December 31, 2021 and 2020.
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
As of December 31, 2021, we had liquidity of $1.1 billion, including $1.0 billion available under our unsecured revolving credit facility and $52.4 million of cash and cash equivalents.
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

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2021, we estimate that our expenditures for capital improvements including lease commissions for 2022 will range from $115 million to $135 million depending on leasing activity. In addition, we have approximately $110 million inclusive of costs to complete on active development projects and incremental tenant improvements as part of our recently completed development projects. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.1 billion allows us the flexibility to fund such capital expenditures.
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
Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,			Current Year Change	Prior Year Change
	2021	2020	2019
Cash, cash equivalents and restricted cash - beginning of year	$118,765	$37,616	$133,530	$81,149	$(95,914)
Net cash provided by operating activities	385,616	387,962	340,394	(2,346)	47,568
Net cash used in investing activities	(399,855)	(319,260)	(667,289)	(80,595)	348,029
Net cash (used in) provided by financing activities	(47,457)	12,447	230,981	(59,904)	(218,534)
Cash, cash equivalents and restricted cash - end of year	$57,069	$118,765	$37,616	$(61,696)	$81,149
Net cash provided by operating activities in 2021 was flat compared to 2020 as most of our 2021investments were in the last half of 2021 and a 13 property portfolio was disposed of in the first half of 2021. We do anticipate cash flows from operating activities to increase from the impact of those later investments, contractual increases and continued leasing activity in our existing portfolio.
For the year ended December 31, 2021, net cash used in investing activities primarily related to the investment in real estate of $264.3 million, capital expenditures of $97.2 million, advances on real estate notes receivable of $82.2 million and development costs of $63.3 million, partially offset by proceeds from the sale of real estate of $87.6 million and collection of real estate notes receivable of $15.4 million. For the year ended December 31, 2020, net cash used in investing activities primarily related to investments in real estate of $185.3 million, capital expenditures of $74.7 million and development costs of $77.1 million, partially offset by proceeds from the sale of real estate of $22.9 million. For the year ended December 31, 2019, net cash used in investing activities primarily related to investments in real estate of $553.3 million, capital expenditures of $91.5 million and development costs of $28.1 million, partially offset by proceeds from the sale of real estate of $4.9 million.
For the year ended December 31, 2021, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $281.8 million, deferred financing costs of $8.1 million, and distributions paid to non-controlling interest of limited partners of $5.4 million, partially offset by net proceeds of shares of common stock issued of $251.3 million. For the year ended December 31, 2020, net cash provided by financing activities primarily related to the proceeds from unsecured senior notes of $793.6 million and net proceeds of shares of common stock issued of $50.0 million, offset by payments on our unsecured senior notes of $300.0 million, dividends paid to holders of our common stock of $275.8 million, payments on our secured mortgage loans of $114.1 million, net payments under our revolving credit facility of $100.0 million and the repurchase and cancellation of our common stock of $5.2 million. For the year ended December 31, 2019, net cash provided by financing activities primarily related to the proceeds from unsecured notes of $906.9 million, net proceeds of shares of common stock issued of $323.4 million, and net borrowings under our revolving credit facility of $100.0 million which was partially offset by payments on our unsecured notes of $700.0 million, dividends paid to holders of our common stock of $256.1 million, payments on our secured mortgage loans of $97.4 million, and the repurchase and cancellation of our common stock of $12.2 million.

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
For the year ended December 31, 2021, we paid cash dividends of $281.8 million on our common stock. In January 2022, we paid cash dividends on our common stock of $74.4 million for the quarter ended December 31, 2021.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of December 31, 2021, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 27.7%.
As of December 31, 2021, we had debt outstanding of $3.0 billion and the weighted average interest rate therein was 2.87% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2021, the full $1.0 billion was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in October 2025.
Unsecured Term Loans
As of December 31, 2021, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2025, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of December 31, 2021, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030, and $800.0 million of senior notes maturing in 2031.
Commitments and Contingencies
See Note 10 - Commitments and Contingencies in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2021, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.

Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2021 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$200,000	$900,000	$1,950,000	$3,050,000
Interest (1)	83,190	170,538	158,088	161,275	573,091
Ground lease and other operating lease obligations	11,198	22,403	21,027	637,478	692,106
Total	$94,388	$392,941	$1,079,115	$2,748,753	$4,315,197

(1) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2021 and excludes the impact of our interest rate swaps. Forward rates do not contemplate the transition of LIBOR to Secured Overnight Financing Rate or other rate to be used in the calculation of interest amounts. Any differences between LIBOR and alternative rates are not deemed to be material.

Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2021, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating lease arrangements consisting primarily of ground leases which as of December 31, 2021 were not carried on our consolidated balance sheets.
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
The table below presents, as of December 31, 2021, information about HTA's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in effect as of December 31, 2021 (in thousands, except interest rates):

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total (1)	Fair Value
Fixed rate debt, gross	$—	$—	$—	$—	$600,000	$1,950,000	$2,550,000	$2,616,630
Weighted average interest rate on fixed rate debt (per annum)	—%	—%	—%	—%	3.50%	2.82%	2.98%
Variable rate debt, gross	$—	$—	$200,000	$300,000	$—	$—	$500,000	$500,972
Weighted average interest rate on variable rate debt (per annum)	—%	—%	2.25%	2.52%	—%	—%	2.41%
Interest Rate Swaps:
Variable to Fixed	$—	$300,000	$200,000	$—	$—	$—	$500,000	$5,069
Average pay rate	—%	1.42%	1.32%	—%	—%	—%	1.38%
Average receive rate	—%	1.24%	1.25%	—%	—%	—%	1.24%

(1) Total for interest rate swaps represents notional amount of derivative financial instruments designated as cash flow hedges.
As of December 31, 2021, we had $3.1 billion of gross fixed and variable rate debt with interest rates ranging from 0.98% to 3.75% per annum and a weighted average interest rate of 2.67% per annum, excluding the impact of cash flow hedges. We had $2.6 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 2.98% per annum and $500.0 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 1.09% per annum as of December 31, 2021, excluding the impact of cash flow hedges.
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
As of December 31, 2021, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2021.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Interim Chief Executive Officer and HTA’s Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
March 1, 2022

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
As of December 31, 2021, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Interim Chief Executive Officer and HTA’s Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2021.
(b) Management’s report on internal control over financial reporting. HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2021.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting. There were no changes in HTALP’s internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, HTALP’s internal control over financial reporting.
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.
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
March 1, 2022
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Real Estate and Accumulated Depreciation (Schedule III)	110
Mortgage Loans on Real Estate Assets (Schedule IV)	118
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
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Recoverability of Real Estate and Real Estate Related Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, lease-up periods and capitalization rates.

Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2021, the Company recorded impairment charges of $22.9 million on its real estate investments.

Given the Company’s evaluation of the sum of future undiscounted cash flows expected to be generated by an asset over the remaining expected holding period when indicators of impairment are present requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis and assessment of expected remaining holding period required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indicators of impairment included the following, among others:
•We tested the effectiveness of controls over management’s analysis for impairment indicators, including the identification of impairment indicator properties and significant estimates and assumptions used by management in preparing undiscounted future cash flows analysis for properties with impairment indicators.
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
•With the assistance of our fair value specialists, we evaluated management’s undiscounted cash flow analysis for various properties that exhibited indicators of impairment by:
◦Evaluating whether the valuation method used was in accordance with ASC 820, Fair Value Measurement.
◦Evaluating the undiscounted future cash flows analysis, including estimates of future occupancy levels, rental rates, lease-up periods and capitalization rates, in addition to the assessment of expected remaining holding period for each real estate asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
Investments in Real Estate - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
For the year ended December 31, 2021, the Company had acquired investments in real estate with an aggregate purchase price of $308.8 million. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price for assets acquired and liabilities assumed was allocated, based on relative fair value, to land, buildings and improvements, in-place leases, above or below market leases, and other intangible assets. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, and costs during the expected lease-up periods.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for investments in real estate included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the review of purchase price allocations prepared by third party specialists.
•For properties selected for further evaluation by our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2022

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of the General Partner of Healthcare Trust of America Holdings, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Recoverability of Real Estate and Real Estate Related Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, lease-up periods and capitalization rates.

Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2021, the Company recorded impairment charges of $22.9 million on its real estate investments.

Given the Company’s evaluation of the sum of future undiscounted cash flows expected to be generated by an asset over the remaining expected holding period when indicators of impairment are present requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis and assessment of expected remaining holding period required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indicators of impairment included the following, among others:
•We tested the effectiveness of controls over management’s analysis for impairment indicators, including the identification of impairment indicator properties and significant estimates and assumptions used by management in preparing undiscounted future cash flows analysis for properties with impairment indicators.
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
•With the assistance of our fair value specialists, we evaluated management’s undiscounted cash flow analysis for various properties that exhibited indicators of impairment by:
◦Evaluating whether the valuation method used was in accordance with ASC 820, Fair Value Measurement.
◦Evaluating the undiscounted future cash flows analysis, including estimates of future occupancy levels, rental rates, lease-up periods and capitalization rates, in addition to the assessment of expected remaining holding period for each real estate asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
Investments in Real Estate - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
For the year ended December 31, 2021, the Company had acquired investments in real estate with an aggregate purchase price of $308.8 million. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price for assets acquired and liabilities assumed was allocated based on relative fair value, to land, buildings and improvements, in-place leases, above or below market leases, and other intangible assets. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, and costs during the expected lease-up periods.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for investments in real estate included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the review of purchase price allocations prepared by third party specialists.
•For properties selected for further evaluation by our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2022

We have served as the Company’s auditor since 2013.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate investments:
Land	$640,382	$596,269
Building and improvements	6,688,516	6,507,816
Lease intangibles	404,714	628,621
Construction in progress	32,685	80,178
	7,766,297	7,812,884
Accumulated depreciation and amortization	(1,598,468)	(1,702,719)
Real estate investments, net	6,167,829	6,110,165
Assets held for sale, net	27,070	—
Investment in unconsolidated joint venture	62,834	64,360
Cash and cash equivalents	52,353	115,407
Restricted cash	4,716	3,358
Receivables and other assets, net	334,941	251,728
Right-of-use assets - operating leases, net	229,226	235,223
Other intangibles, net	10,720	10,451
Total assets	$6,889,689	$6,790,692
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,028,122	$3,026,999
Accounts payable and accrued liabilities	198,078	200,358
Liabilities of assets held for sale	262	—
Derivative financial instruments - interest rate swaps	5,069	14,957
Security deposits, prepaid rent and other liabilities	86,225	82,553
Lease liabilities - operating leases	196,286	198,367
Intangible liabilities, net	31,331	32,539
Total liabilities	3,545,373	3,555,773
Commitments and contingencies
Redeemable non-controlling interests	—	—
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 228,879,846 and 218,578,012 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,289	2,186
Additional paid-in capital	5,178,132	4,916,784
Accumulated other comprehensive loss	(7,041)	(16,979)
Cumulative dividends in excess of earnings	(1,915,776)	(1,727,752)
Total stockholders’ equity	3,257,604	3,174,239
Non-controlling interests	86,712	60,680
Total equity	3,344,316	3,234,919
Total liabilities and equity	$6,889,689	$6,790,692
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$763,923	$738,414	$691,527
Interest and other operating income	3,150	551	513
Total revenues	767,073	738,965	692,040
Expenses:
Rental	236,850	226,859	211,479
General and administrative	49,744	42,969	41,360
Transaction	372	965	2,350
Depreciation and amortization	303,834	303,828	290,384
Interest expense	92,762	94,613	96,632
Impairment	22,938	—	—
Total expenses	706,500	669,234	642,205
Gain (loss) on sale of real estate, net	39,228	9,590	(154)
Loss on sale of corporate asset, net	(2,106)	—	—
Loss on extinguishment of debt, net	—	(27,726)	(21,646)
Income from unconsolidated joint venture	1,604	1,612	1,882
Other income	485	301	841
Net income	$99,784	$53,508	$30,758
Net income attributable to non-controlling interests (1)	(1,768)	(890)	(604)
Net income attributable to common stockholders	$98,016	$52,618	$30,154
Earnings per common share - basic:
Net income attributable to common stockholders	$0.45	$0.24	$0.15
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.44	$0.24	$0.14
Weighted average common shares outstanding:
Basic	219,439	218,078	205,720
Diluted	224,215	221,666	209,605

(1) Includes amounts attributable to redeemable non-controlling interests for 2019.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$99,784	$53,508	$30,758

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	10,114	(21,876)	4,316
Total other comprehensive (loss) income	10,114	(21,876)	4,316

Total comprehensive income	109,898	31,632	35,074
Comprehensive income attributable to non-controlling interests	(1,944)	(539)	(615)
Total comprehensive income attributable to common stockholders	$107,954	$31,093	$34,459
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
Issuance of common stock, net	11,096	112	322,106	—	—	322,218	—	322,218
Issuance of OP Units in HTALP							2,603	2,603
Issuance of limited partner OP Units in connection with acquisitions	—	—	—	—	—	—	2,000	2,000
Share-based award transactions, net	319	3	10,124	—	—	10,127	—	10,127
Repurchase and cancellation of common stock	(487)	(5)	(12,173)	—	—	(12,178)	—	(12,178)
Redemption of non-controlling interest and other	258	2	8,016	—	—	8,018	(6,293)	1,725
Dividends declared ($1.250 per common share)	—	—	—	—	(260,593)	(260,593)	(5,180)	(265,773)
Net income	—	—	—	—	30,154	30,154	538	30,692
Other comprehensive income	—	—	—	4,239		4,239	77	4,316
Balance as of December 31, 2019	216,453	2,165	4,854,042	4,546	(1,502,744)	3,358,009	72,635	3,430,644
Issuance of common stock, net	1,675	17	50,003	—	—	50,020	—	50,020
Issuance of OP Units in HTALP	—	—	—	—	—	—	1,378	1,378
Share-based award transactions, net	263	3	8,913	—	—	8,916	—	8,916
Repurchase and cancellation of common stock	(174)	(2)	(5,190)	—	—	(5,192)	—	(5,192)
Redemption of non-controlling interest and other	361	3	9,016	—	—	9,019	(9,019)	—
Dividends declared ($1.270 per common share)	—	—	—	—	(277,626)	(277,626)	(4,853)	(282,479)
Net income	—	—	—	—	52,618	52,618	890	53,508
Other comprehensive loss	—	—	—	(21,525)	—	(21,525)	(351)	(21,876)
Balance as of December 31, 2020	218,578	2,186	4,916,784	(16,979)	(1,727,752)	3,174,239	60,680	3,234,919
Issuance of common stock, net	9,419	94	251,156	—	—	251,250	—	251,250
Issuance of OP Units in HTALP	—	—	—	—	—	—	35,785	35,785
Share-based award transactions, net	391	4	7,258	—	—	7,262	—	7,262
Repurchase and cancellation of common stock	(125)	(1)	(3,413)	—	—	(3,414)	—	(3,414)
Redemption of non-controlling interest and other	617	6	6,347	—	—	6,353	(6,353)	—
Dividends declared ($1.290 per common share)	—	—	—	—	(286,040)	(286,040)	(5,344)	(291,384)
Net income	—	—	—	—	98,016	98,016	1,768	99,784
Other comprehensive income	—	—	—	9,938	—	9,938	176	10,114
Balance as of December 31, 2021	228,880	$2,289	$5,178,132	$(7,041)	$(1,915,776)	$3,257,604	$86,712	$3,344,316
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$99,784	$53,508	$30,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,300	283,039	280,969
Share-based compensation expense	7,262	8,916	10,127
Impairment	22,938	—	—
Income from unconsolidated joint venture	(1,604)	(1,612)	(1,882)
Distributions from unconsolidated joint venture	3,130	3,240	3,030
(Gain) loss on sale of real estate, net	(39,228)	(9,590)	154
Loss on sale of corporate asset, net	2,106	—	—
Loss on extinguishment of debt, net	—	27,726	21,646
Changes in operating assets and liabilities:
Receivables and other assets, net	(4,699)	(11,042)	(12,857)
Accounts payable and accrued liabilities	9,430	2,066	(128)
Prepaid rent and other liabilities	3,197	31,711	8,577
Net cash provided by operating activities	385,616	387,962	340,394
Cash flows from investing activities:
Investments in real estate	(264,340)	(185,286)	(553,298)
Development of real estate	(63,306)	(77,077)	(28,066)
Proceeds from the sale of real estate	87,628	22,939	4,880
Proceeds from the sale of corporate assets	10,127	—	—
Capital expenditures	(97,155)	(74,743)	(91,544)
Other investment	(6,000)	—	—
Collection of real estate notes receivable	15,405	907	739
Advances on real estate notes receivable	(82,214)	(6,000)	—
Net cash used in investing activities	(399,855)	(319,260)	(667,289)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	310,000	1,329,862	610,000
Payments on unsecured revolving credit facility	(310,000)	(1,429,862)	(510,000)
Proceeds from unsecured senior notes	—	793,568	906,927
Payments on unsecured senior notes	—	(300,000)	(700,000)
Payments on secured mortgage loans	—	(114,060)	(97,361)
Deferred financing costs	(8,053)	(6,800)	(7,776)
Debt extinguishment costs	—	(25,939)	(18,383)
Proceeds from issuance of common stock	251,250	50,020	323,393
Issuance of OP Units	—	1,378	—
Repurchase and cancellation of common stock	(3,414)	(5,192)	(12,178)
Dividends paid	(281,820)	(275,816)	(256,117)
Distributions paid to non-controlling interest of limited partners	(5,420)	(4,712)	(8,758)
Sale of non-controlling interest	—	—	1,234
Net cash (used in) provided by financing activities	(47,457)	12,447	230,981
Net change in cash, cash equivalents and restricted cash	(61,696)	81,149	(95,914)
Cash, cash equivalents and restricted cash - beginning of year	118,765	37,616	133,530
Cash, cash equivalents and restricted cash - end of year	$57,069	$118,765	$37,616
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2021	2020
ASSETS
Real estate investments:
Land	$640,382	$596,269
Building and improvements	6,688,516	6,507,816
Lease intangibles	404,714	628,621
Construction in progress	32,685	80,178
	7,766,297	7,812,884
Accumulated depreciation and amortization	(1,598,468)	(1,702,719)
Real estate investments, net	6,167,829	6,110,165
Assets held for sale, net	27,070	—
Investment in unconsolidated joint venture	62,834	64,360
Cash and cash equivalents	52,353	115,407
Restricted cash	4,716	3,358
Receivables and other assets, net	334,941	251,728
Right-of-use assets - operating leases, net	229,226	235,223
Other intangibles, net	10,720	10,451
Total assets	$6,889,689	$6,790,692
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,028,122	$3,026,999
Accounts payable and accrued liabilities	198,078	200,358
Liabilities of assets held for sale	262	—
Derivative financial instruments - interest rate swaps	5,069	14,957
Security deposits, prepaid rent and other liabilities	86,225	82,553
Lease liabilities - operating leases	196,286	198,367
Intangible liabilities, net	31,331	32,539
Total liabilities	3,545,373	3,555,773
Commitments and contingencies
Redeemable non-controlling interests	—	—
Partners’ Capital:
Limited partners’ capital, 4,142,408 and 3,519,545 OP Units issued and outstanding as of December 31, 2021 and 2020, respectively	86,442	60,410
General partners’ capital, 228,879,846 and 218,578,012 OP Units issued and outstanding as of December 31, 2021 and 2020, respectively	3,257,874	3,174,509
Total partners’ capital	3,344,316	3,234,919
Total liabilities and partners’ capital	$6,889,689	$6,790,692
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$763,923	$738,414	$691,527
Interest and other operating income	3,150	551	513
Total revenues	767,073	738,965	692,040
Expenses:
Rental	236,850	226,859	211,479
General and administrative	49,744	42,969	41,360
Transaction	372	965	2,350
Depreciation and amortization	303,834	303,828	290,384
Interest expense	92,762	94,613	96,632
Impairment	22,938	—	—
Total expenses	706,500	669,234	642,205
Gain (loss) on sale of real estate, net	39,228	9,590	(154)
Loss on sale of corporate asset, net	(2,106)	—	—
Loss on extinguishment of debt, net	—	(27,726)	(21,646)
Income from unconsolidated joint venture	1,604	1,612	1,882
Other income	485	301	841
Net income	$99,784	$53,508	$30,758
Net income attributable to non-controlling interests	—	—	(66)
Net income attributable to common OP unitholders	$99,784	$53,508	$30,692
Earnings per common OP unit - basic:
Net income attributable to common OP unitholders	$0.45	$0.24	$0.15
Earnings per common OP unit - diluted:
Net income attributable to common OP unitholders	$0.45	$0.24	$0.15
Weighted average common OP units outstanding:
Basic	223,299	221,666	209,605
Diluted	224,215	221,666	209,605
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$99,784	$53,508	$30,758

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	10,114	(21,876)	4,316
Total other comprehensive income (loss)	10,114	(21,876)	4,316

Total comprehensive income	109,898	31,632	35,074
Comprehensive income attributable to non-controlling interests	—	—	(66)
Total comprehensive income attributable to common unitholders	$109,898	$31,632	$35,008
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
Issuance of general partner OP Units, net	11,096	322,218	—	—	322,218
Issuance of limited partner OP Units	—	—	—	2,603	2,603
Issuance of limited partner OP Units in connection with an acquisition	—	—	163	2,000	2,000
Share-based award transactions, net	319	10,127	—	—	10,127
Redemption and cancellation of general partner OP Units	(487)	(12,178)	—	—	(12,178)
Redemption of limited partner OP Units and other	258	8,018	(258)	(6,293)	1,725
Distributions declared ($1.250 per common unit)	—	(260,593)	—	(5,180)	(265,773)
Net income	—	30,154	—	538	30,692
Other comprehensive income	—	4,239	—	77	4,316
Balance as of December 31, 2019	216,453	3,358,279	3,834	72,365	3,430,644
Issuance of general partner OP Units, net	1,675	50,020	—	—	50,020
Issuance of limited partner OP Units	—	—	47	1,378	1,378
Share-based award transactions, net	263	8,916	—	—	8,916
Redemption and cancellation of general partner OP Units	(174)	(5,192)	—	—	(5,192)
Redemption of limited partner OP Units and other	361	9,019	(361)	(9,019)	—
Distributions declared ($1.270 per common unit)	—	(277,626)	—	(4,853)	(282,479)
Net income	—	52,618	—	890	53,508
Other comprehensive loss	—	(21,525)	—	(351)	(21,876)
Balance as of December 31, 2020	218,578	3,174,509	3,520	60,410	3,234,919
Issuance of general partner OP Units, net	9,419	251,250	—	—	251,250
Issuance of limited partner OP Units in connection with acquisitions	—	—	1,239	35,785	35,785
Share-based award transactions, net	391	7,262	—	—	7,262
Redemption and cancellation of general partner OP Units	(125)	(3,414)	—	—	(3,414)
Redemption of limited partner OP Units and other	617	6,353	(617)	(6,353)	—
Distributions declared ($1.290 per common unit)	—	(286,040)	—	(5,344)	(291,384)
Net income	—	98,016	—	1,768	99,784
Other comprehensive income	—	9,938	—	176	10,114
Balance as of December 31, 2021	228,880	$3,257,874	4,142	$86,442	$3,344,316
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$99,784	$53,508	$30,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,300	283,039	280,969
Share-based compensation expense	7,262	8,916	10,127
Impairment	22,938	—	—
Income from unconsolidated joint venture	(1,604)	(1,612)	(1,882)
Distributions from unconsolidated joint venture	3,130	3,240	3,030
(Gain) loss on sale of real estate, net	(39,228)	(9,590)	154
Loss on sale of corporate asset, net	2,106	—	—
Loss on extinguishment of debt, net	—	27,726	21,646
Changes in operating assets and liabilities:
Receivables and other assets, net	(4,699)	(11,042)	(12,857)
Accounts payable and accrued liabilities	9,430	2,066	(128)
Prepaid rent and other liabilities	3,197	31,711	8,577
Net cash provided by operating activities	385,616	387,962	340,394
Cash flows from investing activities:
Investments in real estate	(264,340)	(185,286)	(553,298)
Development of real estate	(63,306)	(77,077)	(28,066)
Proceeds from the sale of real estate	87,628	22,939	4,880
Proceeds from the sale of corporate assets	10,127	—	—
Capital expenditures	(97,155)	(74,743)	(91,544)
Other investment	(6,000)	—	—
Collection of real estate notes receivable	15,405	907	739
Advances on real estate notes receivable	(82,214)	(6,000)	—
Net cash used in investing activities	(399,855)	(319,260)	(667,289)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	310,000	1,329,862	610,000
Payments on unsecured revolving credit facility	(310,000)	(1,429,862)	(510,000)
Proceeds from unsecured senior notes	—	793,568	906,927
Payments on unsecured senior notes	—	(300,000)	(700,000)
Payments on secured mortgage loans	—	(114,060)	(97,361)
Deferred financing costs	(8,053)	(6,800)	(7,776)
Debt extinguishment costs	—	(25,939)	(18,383)
Proceeds from issuance of general partner OP units	251,250	50,020	323,393
Issuance of limited partner OP units	—	1,378	—
Repurchase and cancellation of general partner OP units	(3,414)	(5,192)	(12,178)
Distributions paid to general partner	(281,820)	(275,816)	(256,117)
Distributions paid to limited partners and redeemable non-controlling interests	(5,420)	(4,712)	(8,758)
Sale of non-controlling interest	—	—	1,234
Net cash (used in) provided by financing activities	(47,457)	12,447	230,981
Net change in cash, cash equivalents and restricted cash	(61,696)	81,149	(95,914)
Cash, cash equivalents and restricted cash - beginning of year	118,765	37,616	133,530
Cash, cash equivalents and restricted cash - end of year	$57,069	$118,765	$37,616
The accompanying notes are an integral part of these consolidated financial statements.

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
COVID-19 Pandemic
On March 11, 2020 the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization. As the virus continued to spread throughout the United States and other countries across the world, Federal, state and local governments took various actions including the issuance of “stay-at-home” orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. While many businesses have reopened and vaccinations are becoming more widely available to the general population, the economic uncertainty created by the COVID-19 pandemic continue to present risks to the Company and the future results of our operations. Although we did not experience significant disruptions from the COVID-19 pandemic during the year ended December 31, 2021, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by these various governmental agencies ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
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
Principles of Consolidation
The consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests on the accompanying consolidated balance sheets. Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2021, 2020 and 2019, there were approximately 4.1 million, 3.5 million and 3.8 million, respectively, of OP Units issued and outstanding.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$52,353	$115,407	$32,713
Restricted cash	4,716	3,358	4,903
Total cash, cash equivalents and restricted cash	$57,069	$118,765	$37,616
Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are recorded as straight-line rent receivables. If we determine that collectability of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for real estate taxes, common area maintenance and other certain operating expenses are recognized as revenue on a gross basis in the period in which the related recoverable expenses are incurred.  We accrue revenue corresponding to these expenses on a quarterly basis to adjust recorded amounts to our best estimate of the final annual amounts to be billed. Subsequent to year-end, on a calendar year basis, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed and the actual expenses that were incurred. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.
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
The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, typically ranging from one to 10 years. Furniture, fixtures and equipment is depreciated over 5 years. Depreciation expense of buildings and improvements for the years ended December 31, 2021, 2020 and 2019, was $246.3 million, $235.8 million and $219.2 million, respectively.
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
Through the duration of the COVID-19 pandemic, changes to our leases as a result of COVID-19 have been in two categories. Leases are categorized based upon the impact of the modification on its cash flows. One category is rent deferrals for which the guidance above was utilized, which provided relief from requiring a lease by lease analysis pursuant to Topic 842. These deferrals are generally for up to three months of rent with a payback period from three to twelve months once the deferral period has ended. Deferrals do not have an impact on cash flows over the lease term, rather, payments are made in different periods while the cash flows for the entirety of the lease term are the same. However, we have continued to recognize revenue and straight line revenue for amounts subject to deferral agreements in accordance with Topic 842. In 2020, which is the period that we believe constituted the majority of our COVID-19-related deferral request, we approved deferral plans totaling approximately $11.1 million, of which approximately $10.8 million have been repaid through December 31, 2021.
The second category is early renewals, where the Company renewed lease arrangements prior to their contractual expirations, providing concession at the commencement of the lease in exchange for additional term, on average approximately three years. This category is treated as a modification under Topic 842, with the existing balance of cumulative difference between rental income and payment amounts (existing straight line rent receivable) being recast over the new term, factoring in any changes attributable to the new lease arrangement and for which we performed a lease by lease analysis. Cash flows are impacted over the long term as customary free rent, at an average of three months in conjunction with these agreements, and is offset by substantively more term and/or increased rental rates. During the year ended December 31, 2021, the Company has entered into minimal new deferral arrangements or early renewal leases with substantive amounts of free rent or other forms of concession at the onset of the lease.
The Lease Modification Q&A had no material impact on our condensed consolidated financial statements as of and for the year ended December 31, 2021, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into any such concessions.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Real Estate Held for Sale
We consider properties held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of December 31, 2021, we classified a single-tenant MOB located in the greater Atlanta, Georgia market as real estate held for sale on the accompanying consolidated balance sheets. As of December 31, 2020, the Company had no properties classified as held for sale. The following table represents the major classes of assets and liabilities, and the balance sheet classification as of December 31, 2021 (in thousands):

December 31, 2021
Land	$2,401
Buildings and Improvements	27,408
Lease intangibles	4,769
34,578
Accumulated depreciation and amortization	(8,148)
Real estate assets held for sale, net	26,430
Receivables and other assets, net	640
Assets held for sale, net	$27,070

Intangible liabilities, net	$262
Liabilities of assets held for sale	$262
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net income, significant decreases in occupancy percentage, changes in management’s intent with respect to the properties and prevailing market conditions. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analyses we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the year ended December 31, 2021, we recorded impairment charges of $22.9 million. During each of the years ended December 31, 2019 and 2020, we recorded no impairment charges.
Real Estate Notes Receivable
Real estate notes receivable consist of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. During the year ended December 31, 2021, we originated three mezzanine loans with commitments totaling $60.1 million, at an annual interest rate of 8%, maturing in 2024. Unpaid interest is capitalized, with principal and any unpaid interest due on the maturity date. As of December 31, 2021, mezzanine loans outstanding, including accrued interest totaled $54.8 million, net of unamortized loan fees. Additionally, during the year ended December 31, 2021, we originated a mortgage loan of $15.0 million, at an annual interest rate of 10%, maturing in 2022. Interest on the mortgage loan was prefunded through an interest reserve and will be recognized as interest income through maturity, with principal and any unpaid interest due on the maturity date. As of December 31, 2021, real estate notes receivable, net totaled $69.1 million. During the year ended December 31, 2021, we recognized interest income of $2.8 million related to real estate notes receivable.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes real estate notes receivable as of December 31, 2021 (in thousands):

			Stated Interest Rate	Maximum Loan Commitment	Outstanding Loan Amount
	Origination Date	Maturity Date			December 31, 2021
Mezzanine Loans - Texas (1)	6/24/2021	6/24/2024	8%	$54,119	$49,319
Mezzanine Loan - North Carolina	12/22/2021	12/22/2024	8%	6,000	6,000
Mortgage Loan - Texas	6/30/2021	7/1/2022	10%	15,000	15,000
					70,319
Accrued interest receivable					54
Unamortized fees and costs					(526)
Unearned revenue					(733)
					$69,114

(1) Interest on these mezzanine loans is accrued and funded utilizing interest reserves, which is included in the maximum loan commitment, and such accrued interest is added to the note receivable balance.
Pursuant to Topic 326 - Financial Instruments - Credit Losses, we adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. We utilize a probability of default method approach for estimating current expected credit losses and have determined that the current risk of credit loss is remote. Accordingly, we have recorded no reserve for credit loss as of December 31, 2021.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of December 31, 2021 and 2020, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $62.8 million and $64.4 million, respectively, which is recorded in investment in unconsolidated joint venture in the accompanying consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture in the accompanying consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019, we recognized income from unconsolidated joint venture of $1.6 million, $1.6 million, and $1.9 million, respectively.
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
The valuation of our derivative financial instruments is determined with the assistance of an independent valuation specialist using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and observable inputs. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The fair values of interest rate swaps are determined using the market standard

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Non-controlling Interests
HTA’s net income attributable to non-controlling interests in the accompanying consolidated statements of operations relate to non-controlling interest reflected within equity. OP Units, including LTIP awards, are accounted for as partners’ capital in HTALP’s accompanying consolidated balance sheets and as non-controlling interest reflected within equity in HTA’s accompanying consolidated balance sheets.
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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $766.9 million as of December 31, 2021, primarily due to the differences in depreciation and amortization.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2021, we had cash balances at financial institutions of $62.5 million in excess of Federal Deposit Insurance Corporation insured limits.
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
Related Party Aircraft Use
HTA owns an airplane that is used for business purposes. The Chief Executive Officer of the Company is permitted to use the aircraft for personal travel and, pursuant to a policy adopted by HTA relating to such personal use, the Company is reimbursed by the executive for the incremental costs of using the aircraft for personal travel.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Investments in Real Estate
For the year ended December 31, 2021, our investments had an aggregate purchase price of $308.8 million. As part of these investments, we incurred approximately $2.1 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Land	$44,905	$15,242	$108,709
Building and improvements	233,219	156,486	396,660
In place leases	23,056	17,948	51,629
Below market leases	(4,592)	(1,132)	(5,187)
Above market leases	3,283	1,215	3,487
ROU assets	300	1,527	—
Net assets acquired	300,171	191,286	555,298
Other, net (1)	8,593	432	5,158
Aggregate purchase price	$308,764	$191,718	$560,456

(1) Other, net, consisted primarily of tenant improvements and capital expenditures received as credits at the time of acquisition.
Subsequent to December 31, 2021, we completed an investment with a purchase price of $19.0 million. The purchase price of this investment was subject to certain post-closing adjustments. Due to the recent timing of the acquisition of this investment, we have not completed our purchase price allocation with respect to this investment and, therefore, cannot provide disclosures at this time similar to those contained above in Note 3 - Investments in Real Estate to our consolidated financial statements.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the years ended December 31, 2021, 2020 and 2019, respectively (in years):

	Year Ended December 31,
	2021	2020	2019
Acquired intangible assets	6.5	10.2	5.7
Acquired intangible liabilities	8.0	7.1	7.0

4. Dispositions and Impairment
Dispositions
During the year ended December 31, 2021, we completed the disposition of fifteen MOBs, located in Tennessee, Virginia, Minnesota and Ohio for an aggregate gross sales price of $88.3 million, representing approximately 599,000 square feet of GLA, in addition to the sale of our interest in a land parcel in Connecticut on which the ground lessee exercised its purchase option for a gross sales price of $1.8 million, resulting in a net gain to us of approximately $39.2 million.
During the year ended December 31, 2020, we completed the disposition of one MOB, located in Kansas City for an aggregate gross sales price of $24.3 million, representing approximately 69,000 square feet of GLA, and generating net gains of approximately $7.6 million. Additionally, during the year ended December 31, 2020, we sold part of our interest in undeveloped land in Miami, Florida for a gross sales price of $7.6 million which resulted in a net gain of approximately $2.0 million.
During the year ended December 31, 2019, we completed the disposition of four MOBs, located in South Carolina and New Mexico for an aggregate gross sales price of $4.9 million, representing approximately 51,000 square feet of GLA, and generating net losses of $0.2 million.
Subsequent to December 31, 2021, we closed a tenant purchase option transaction on a property located in Georgia for a gross sales price of $26.8 million. This property is properly classified as held for sale as of December 31, 2021. For more details, see Note 2 - Summary of Significant Accounting Policies in the “Real Estate Held for Sale” section.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Impairment
During the year ended December 31, 2021, we recorded impairment charges of $22.9 million on four properties, one of which was sold as of December 31, 2021. The other three properties are located in Georgia, Texas and New Mexico. During each of the years ended December 31, 2020 and 2019, we recorded no impairment charges. For more details, see Note 2 - Summary of Significant Accounting Policies in the “Recoverability of Real Estate Investments” section.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2021 and 2020, respectively (in thousands, except weighted average remaining amortization terms):

	December 31, 2021		December 31, 2020
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$349,863	9.3	$483,779	9.7
Tenant relationships	54,851	10.8	144,842	10.0
Above market leases	21,537	6.9	37,876	5.8
	426,251		666,497
Accumulated amortization	(213,801)		(427,937)
Total	$212,450	9.3	$238,560	9.6

Liabilities:
Below market leases	$55,073	14.3	$61,896	14.6
Accumulated amortization	(23,742)		(29,357)
Total	$31,331	14.3	$32,539	14.6
The following is a summary of the net intangible amortization for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization recorded against rental income related to above and (below) market leases	$(2,638)	$(4,056)	$(4,422)
Amortization expense related to in place leases and tenant relationships	45,447	55,138	60,363

As of December 31, 2021, the expected future amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2022	$40,676	$5,254
2023	33,161	4,408
2024	27,345	3,798
2025	23,136	3,161
2026	19,437	2,686
Thereafter	68,695	12,024
Total	$212,450	$31,331

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2021 and 2020, respectively (in thousands):

	December 31,
	2021	2020
Tenant receivables, net	$10,477	$17,717
Other receivables, net	6,098	6,243
Deferred financing costs, net	7,055	2,586
Deferred leasing costs, net	45,008	43,234
Straight-line rent receivables, net	142,604	128,070
Prepaid expenses, deposits, equipment and other, net	38,301	46,114
Real estate notes receivable, net	69,114	—
Finance ROU asset, net	16,284	7,764
Total	$334,941	$251,728

The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31, 2021
	2021	2020	2019
Amortization expense related to deferred leasing costs	$8,831	$8,755	$7,976
Interest expense related to amortization of deferred financing costs	1,753	1,724	1,724
As of December 31, 2021, the expected future amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2022	$10,287
2023	9,263
2024	8,203
2025	6,939
2026	4,560
Thereafter	12,811
Total	$52,063

7. Leases
The majority of our lease expenses are derived from our ground leases and a few corporate leases, which are primarily for office space. We recognize lease expense for these leases on a straight-line basis over the lease term. Many of our leases contain renewal options that can extend the lease term from one to ten years, or in certain cases, longer durations. The exercise of lease renewal options is at our sole discretion. Certain of our ground leases have the option to purchase the land at the end of the initial term. Our leases have one of the following payment options: (i) fixed payment throughout the term; (ii) fixed payments with periodic escalations; (iii) variable lease payments based on the Consumer Price Index (“CPI”) or another similar index; and (iv) a combination of the aforementioned. Our leases do not contain any material residual value guarantees or material restrictive covenants other than certain prohibitions as to the nature of business that can be conducted within the buildings which we own in order to limit activities that may be deemed competitive in nature to the ground lessor’s activities. As of December 31, 2021, we have no new ground leases or corporate leases that have not yet commenced.
During the year ended December 31, 2021, we assumed five new ground leases as part of building acquisitions made during the year. The new ground leases were analyzed and three were classified as finance leases and two were classified as operating leases. Additionally, during the year ended December 31, 2021, nine of our in-place operating ground leases were removed as a result of property dispositions. For more details on the dispositions, refer to Note 4 - Dispositions and Impairment.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessee - Lease Term and Discount Rates
The following is the weighted average remaining lease term and the weighted average discount rate for our operating and finance leases as of December 31, 2021 (weighted average remaining lease term in years):

December 31, 2021
Operating leases:
Weighted-average remaining lease term	46.5
Weighted-average discount rate	5.3%
Finance leases:
Weighted-average remaining lease term	48.1
Weighted-average discount rate	3.8%
Lessee - Maturity of Lease Liabilities
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases generally have terms up to 99 years, excluding extension options. The following table summarizes the future minimum lease obligations of our operating and finance leases as of December 31, 2021 under Topic 842 (in thousands):

Year	Operating leases	Finance leases
2022	$10,568	$630
2023	10,758	635
2024	10,370	640
2025	9,857	645
2026	9,869	656
Thereafter	599,954	37,524
Total undiscounted lease payments	$651,376	$40,730
Less: Interest	(455,090)	(23,826)
Present value of lease liabilities	$196,286	$16,904

Lessor - Lease Revenues and Maturity of Future Minimum Rents
We have operating leases with tenants that expire at various dates through 2043 which generally include fixed increases or adjustment based on the consumer price index. Leases also provide for additional rents based on certain operating expenses.
For the years ended December 31, 2021, 2020 and 2019, we recognized $761.7 million, $732.5 million and $686.2 million, respectively, of rental and other lease-related income related to our operating leases, of which $175.7 million, $169.1 million and $154.3 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2021 under Topic 842 (in thousands):

Year	Amount
2022	$569,363
2023	524,166
2024	466,821
2025	407,880
2026	360,766
Thereafter	1,322,375
Total	$3,651,371

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of December 31, 2021 and 2020, respectively (in thousands):

	December 31,
	2021	2020
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,550,000
Fixed rate mortgages	—	—
	3,050,000	3,050,000
Deferred financing costs, net	(17,975)	(19,157)
Net premium (discount)	(3,903)	(3,844)
Total	$3,028,122	$3,026,999
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2025
On October 6, 2021, we entered into a third amended and restated revolving credit and term loan agreement (the “Credit Agreement”), which includes an unsecured revolving credit facility in an aggregate maximum principal amount of $1.0 billion (the “Revolver”) and a term loan facility in an aggregate maximum principal amount of $300.0 million (the “Term Loan”). The Credit Agreement extended the maturities of the unsecured revolving credit facility and the unsecured term loan to October 31, 2025. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion. Borrowings under the Revolver bears interest at a per annum rate equal to LIBOR plus a margin ranging from 0.725% to 1.40% based on our credit rating. We are also required to pay a facility fee on the aggregate commitments under the Revolver at a per annum rate ranging from 0.125% to 0.30% based on our credit rating. We incurred financing costs of $6.2 million in relation to the credit facility, which are being amortized through the maturity date. As of December 31, 2021, we had no outstanding balance under this unsecured revolving credit facility. The margin associated with our borrowings was 0.85% per annum and the facility fee was 0.20% per annum.
Accrued interest under the Credit Agreement is payable quarterly and at maturity. The Credit Agreement includes customary LIBOR replacement terms and contains a sustainability-linked feature, which allows for a reduction in pricing upon our realization of certain sustainability ratings. The other terms of the Credit Agreement prior to the amendment thereof remain substantially unchanged.
$300.0 Million Unsecured Term Loan due 2025
Under the Unsecured Credit Agreement as noted above, we have a $300.0 million unsecured term loan, guaranteed by HTA, with a maturity date of October 31, 2025. Borrowings under this unsecured term loan bear interest at a per annum rate equal to LIBOR, plus a margin ranging from 0.80% to 1.60% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2021 was 0.95% per annum. We incurred financing costs of $1.8 million in relation to the unsecured term loan, which are being amortized through the maturity date. We have interest rate swaps hedging the floating interest rate, which resulted in a fixed rate of 2.37% per annum, based on our current credit rating. The current hedging arrangement matures on February 1, 2023. As of December 31, 2021, we had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2021 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum. As of December 31, 2021, HTALP had $200.0 million under this unsecured term loan outstanding.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53%, respectively, per annum. As of December 31, 2021, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of December 31, 2021, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 Million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of December 31, 2021, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030. Proceeds from the issuance of $900.0 million of these notes were used, in part, to redeem a total of $700.0 million of unsecured senior notes. During the year ended December 31, 2019, the make-whole fees required per the terms of the indenture agreements upon our calling the notes totaling $18.3 million was recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations.
$800.0 Million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 2.00% per annum and are payable semi-annually. Additionally, these unsecured notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. We incurred financing costs of $6.8 million in relation to this transaction, which are being amortized through the maturity date. As of December 31, 2021, HTALP had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031. Proceeds from the issuance of these unsecured notes were used, in part, to redeem $300.0 million of unsecured senior notes. During the year ended December 31, 2020, the make-whole fee that was required per the terms of the indenture agreement upon our calling the notes of $24.7 million was recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2021 (in thousands):

Year	Amount
2022	$—
2023	—
2024	200,000
2025	300,000
2026	600,000
Thereafter	1,950,000
Total	$3,050,000

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Financing Costs
As of December 31, 2021, the expected future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2022	$3,106
2023	3,106
2024	2,724
2025	2,603
2026	1,839
Thereafter	4,597
Total	$17,975
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of December 31, 2021, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
Amounts reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $4.9 million will be reclassified from other comprehensive income (loss) in the accompanying consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying consolidated statements of operations.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2021, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Cash Flow Hedges	December 31, 2021
Number of instruments	7
Notional amount	$500,000
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively (in thousands). We had no offsetting derivatives as of December 31, 2021.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Interest rate swaps	Receivables and other assets	$—	$—	Derivative financial instruments	$5,069	$14,957
The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands).

		Year Ended December 31,
Effect of Derivative Instruments	Operations and Comprehensive (Loss) Income	2021	2020	2019
(Loss) gain recognized in OCI	Change in unrealized losses on cash flow hedges	$3,393	$(25,773)	$5,910
(Loss) gain reclassified from accumulated OCI into income	Interest expense	(6,721)	(3,897)	1,594
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying consolidated statements of operations. There were no non-designated hedges as of December 31, 2021, 2020 and 2019, respectively.
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
As of December 31, 2021, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $5.2 million. As of December 31, 2021, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
10. Commitments and Contingencies
Litigation
We engage in litigation from time to time with various parties as a routine part of our business, including tenant defaults and threatened or asserted labor matters. However, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material effect on our consolidated financial position, results of operations or cash flows.

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
Common Stock Offerings
In March 2021, we entered into equity distribution agreements with various sales agents with respect to our at-the-market ("ATM") offering program of common stock with an aggregate sales amount of up to $750.0 million, which replaced our prior ATM offering program that expired in February 2021. As of December 31, 2021, $750.0 million remained available for issuance by us under our current ATM.
During the year ended December 31, 2021, we issued approximately 9.4 million shares of our common stock under our ATM for net proceeds of approximately $251.3 million, adjusted for costs to borrow equating to a net price to us of $26.68 per share of common stock. Refer to Note 13 - Per Share Data of HTA to these consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
In September 2020, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of December 31, 2021, the remaining amount of common stock available for repurchase under the stock repurchase plan was $300.0 million.
Common Stock Dividends
See our accompanying consolidated statements of equity and changes in partners’ capital for the dividends declared during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, declared but unpaid dividends totaling $75.7 million and $71.4 million, respectively, were included in accounts payable and accrued liabilities. On February 28, 2022, our Board of Directors announced a quarterly cash dividend of $0.325 per share of common stock and per OP Unit to be paid on April 11, 2022 to stockholders and unitholders of record on April 4, 2022.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000 shares. As of December 31, 2021, there were 9,804,333 awards available for grant under the Plan.
Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2021, 2020 and 2019, were $28.14, $29.83 and $26.08, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2021, 2020 and 2019 were $8.2 million, $12.6 million and $8.9 million, respectively.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense of $7.3 million, $8.9 million and $10.1 million respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2021, we had $6.9 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.6 years.
The following is a summary of our restricted common stock activity as of December 31, 2021 and 2020, respectively:

	December 31, 2021		December 31, 2020
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	436,399	$28.27	600,987	$28.04
Granted	552,989	28.14	273,503	29.83
Vested	(297,555)	27.47	(426,693)	28.93
Forfeited	(161,971)	27.47	(11,398)	28.88
Ending balance	529,862	$28.83	436,399	$28.27

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Real estate notes receivable, net	$69,114	$68,476	$—	$—
Level 2 - Liabilities:
Derivative financial instruments	$5,069	$5,069	$14,957	$14,957
Debt	3,028,122	3,117,602	3,026,999	3,258,573
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Financial Instruments Reported at Fair Value - Non-Recurring
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the contractual sales price, if applicable. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based on market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based on these inputs, we determined that our valuation of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy. For assets for which the estimated fair value was based on contractual sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy. As of December 31, 2021, the estimated fair value for one real estate investment within Level 2 of the fair value hierarchy was based on the purchase price set forth in an executed purchase option, less estimated closing costs. The estimated fair value for two real estate investments within Level 3 of the fair value hierarchy was based on income capitalization models utilizing a capitalization rate of 7.00%.
The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
	Fair Value	Fair Value
Level 2 - Assets:
Real estate investment	$26,768	$—
Level 3 - Assets:
Real estate investments	$4,970	$—

13. Per Share Data of HTA
During the year ended December 31, 2021, we issued approximately 9.4 million shares of our common stock under our ATM for net proceeds of approximately $251.3 million, adjusted for costs to borrow equating to a net price to us of $26.68 per share of common stock.
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
In addition, we considered the potential dilution resulting from the forward equity agreement(s) on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement(s) during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the year ended December 31, 2021, included the effect from the assumed issuance of 9.4 million shares issued during 2019 and 2020, respectively, pursuant to the settlement(s) of the forward equity agreement(s) at the contractual price(s), less the assumed repurchase of our common stock at the average market price using the proceeds of approximately $251.3 million, adjusted for costs to borrow. For the year ended December 31, 2021, the impact to our weighted-average shares-diluted was approximately 916,000 weighted-average incremental shares. For the year ended December 31, 2020, 819,000 weighted-average incremental shares of our common stock were excluded from the computation of our weighted-average shares - diluted, as the impact was anti-dilutive.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the years ended December 31, 2021, 2020 and 2019, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$99,784	$53,508	$30,758
Net income attributable to non-controlling interests	(1,768)	(890)	(604)
Net income attributable to common stockholders	$98,016	$52,618	$30,154
Denominator:
Weighted average shares outstanding - basic	219,439	218,078	205,720
Dilutive shares - OP Units convertible into common stock	3,860	3,588	3,885
Dilutive effect of forward equity sales agreement	916	—	—
Adjusted weighted average shares outstanding - diluted	224,215	221,666	209,605
Earnings per common share - basic
Net income attributable to common stockholders	$0.45	$0.24	$0.15
Earnings per common share - diluted
Net income attributable to common stockholders	$0.44	$0.24	$0.14

14. Per Unit Data of HTALP
During the year ended December 31, 2021, we issued approximately 9.4 million shares of our common stock under our ATM for net proceeds of approximately $251.3 million, adjusted for costs to borrow equating to a net price to us of $26.68 per share of common stock. Refer to Note 13 - Per Share Data of HTA to our consolidated financial statements for a more detailed discussion related to our forward equity agreements.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$99,784	$53,508	$30,758
Net income attributable to non-controlling interests	—	—	(66)
Net income attributable to common OP unitholders	$99,784	$53,508	$30,692
Denominator:
Weighted average units outstanding - basic	223,299	221,666	209,605
Dilutive units - OP Units convertible into common units	—	—	—
Dilutive effect of forward equity sales agreement	916	—	—
Adjusted weighted average OP units outstanding - diluted	224,215	221,666	209,605
Earnings per common unit - basic:
Net income attributable to common OP unitholders	$0.45	$0.24	$0.15
Earnings per common unit - diluted:
Net income attributable to common OP unitholders	$0.45	$0.24	$0.15

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$80,367	$83,375	$94,668
Cash paid for operating leases	15,108	12,465	11,842

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital and development expenditures	$12,696	$31,807	$6,381
Conversion of notes receivable to investments in real estate	1,142	—	—
Extinguishment of finance ground lease from land acquisition	—	1,710	—
Dividend distributions declared, but not paid	75,723	71,423	69,468
Issuance of OP Units in HTALP	—	—	2,603
Issuance of OP Units in HTALP in connection with an acquisition	35,785	—	2,000
Note receivable retired in connection with an acquisition	—	6,000	—
Redemption of non-controlling interest	6,354	9,019	7,527
ROU assets obtained in exchange for lease obligations	8,798	4,373	200,879

16. Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions for the years ended December 31, 2021, 2020 and 2019 (in per share):

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$0.7920	$0.6976	$0.6405
Return of capital	0.4930	0.5582	0.6045
Capital gain	0.0000	0.0092	0.0000
Total	$1.2850	$1.2650	$1.2450

17. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2021 and 2020. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2021	March 31	June 30	September 30	December 31
Revenues	$191,493	$188,615	$191,262	$195,703
Net income	22,393	38,739	22,042	16,610
Net income attributable to common stockholders	22,030	38,011	21,672	16,303
Earnings per common share - basic:
Net income attributable to common stockholders	$0.10	$0.17	$0.10	$0.07
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.10	$0.17	$0.10	$0.07

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
18. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2021 and 2020. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2021	March 31	June 30	September 30	December 31
Revenues	$191,493	$188,615	$191,262	$195,703
Net income	22,393	38,739	22,042	16,610
Net income attributable to common OP unitholders	22,393	38,739	22,042	16,610
Earnings per common OP unit - basic:
Net income attributable to common OP unitholders	$0.10	$0.17	$0.10	$0.07
Earnings per common OP unit - diluted:
Net income attributable to common OP unitholders	$0.10	$0.17	$0.10	$0.07

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
19. Subsequent Events
Merger with Healthcare Realty Trust Incorporated
On February 28, 2022, Healthcare Trust of America, Inc. (the “Company”), a Maryland corporation, Healthcare Trust of America Holdings, LP, a Delaware limited partnership (the “Company OP”) of which the Company is the sole general partner, HR Acquisition 2, LLC, a Maryland limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Healthcare Realty Trust Incorporated, a Maryland corporation (“HR”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into HR, with HR surviving the merger (the “Merger”).
Prior to the effective time of the Merger (the “Effective Time”), the Company and the Company OP will take all requisite action so that, as of immediately after the Effective Time, the existing amended and restated agreement of limited partnership of the Company OP will be amended and restated to update the redemption provisions therein to account for the Merger Consideration described below.
The board of directors of the Company (the “Company Board”) has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each outstanding share of Common Stock, $0.01 par value per share, of HR (“HR Common Stock”) will be converted into the right to receive 1.0 (the “Exchange Ratio”) share of Class A Common Stock, $0.01 par value per share, of the Company (“Company Common Stock” and, such consideration, the “Merger Consideration”). Subject to the closing of the Merger and the other transactions contemplated therein, the holders of shares of Company Common Stock issued and outstanding on the last business day prior to the closing date of the Merger will receive a special distribution in the amount of $4.82 in cash per share of Company Common Stock held on such date (the “Special Distribution Payment”).
Once the conditions to close the Merger have been satisfied or waived, the Merger Agreement requires HR and the Company to exchange irrevocable certifications that all such closing conditions have been satisfied or waived. At such time, the Company OP will transfer or cause the transfer, on the business day before the Effective Time, to HR or its designees certain of the Company OP’s assets

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as specified by HR for a cash purchase price equal to the reasonably equivalent fair market value of the assets transferred. To the extent the net proceeds to the Company of the asset transfer or joint venture transactions relating to such assets are insufficient to pay the full amount of the Special Distribution Payment, the Merger Agreement requires the Company to utilize new financing to fund the balance of the Special Distribution Payment. The Company has obtained a commitment letter from JPMorgan Chase Bank, N.A. for a $1.7 billion bridge financing facility.
Each option to acquire HR Common Stock that is outstanding immediately prior to the Effective Time will by virtue of the Merger be assumed by the Company with the same terms and conditions of such options immediately prior to the Effective Time, except that each HR stock option will be exercisable (or will become exercisable in accordance with its terms) for the same number of shares of Company Common Stock. Each share of restricted HR common stock and each right of any kind, contingent or accrued, to receive shares of HR Common Stock or benefits measured in whole or in part by the value of a number of shares of HR Common Stock granted by HR outstanding immediately prior to the Effective Time will become an award, on the same terms and conditions as applied to each such HR stock-based award immediately prior to the Effective Time, with respect to the number of shares of Company Common Stock that is equal to the number of shares of HR Common Stock subject to the HR stock-based award immediately prior to the Effective Time multiplied by the Exchange Ratio and rounded down to the nearest full shares.
Each share of Company Common Stock subject to forfeiture conditions outstanding immediately prior to the Effective Time will vest in full as of immediately prior to the Effective Time with any Company restricted shares that were granted subject to performance-based vesting conditions treated assuming attainment of the target level of performance. Each such Company restricted share will be entitled to receive $4.82 in cash and any accrued but unpaid dividends with respect to such Company restricted share.
Pursuant to the Merger Agreement, the parties have agreed that following the closing of the Merger, the Company Board will consist of 14 members, nine of whom will be the directors of HR immediately prior to the Effective Time and four of whom will be individuals designated by the Company, consisting of W. Bradley Blair II, Vicki U. Booth, Jay P. Leupp and Constance Moore. John Knox Singleton, currently Chairman of the HR board of directors, will be Chairman of the Company Board and W. Bradley Blair, II, currently Chairman of the Company Board, will be appointed Vice Chairman.
Each of the Company and HR have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including covenants that each party conduct its business in the ordinary course of business during the period between execution of the Merger Agreement and the Effective Time and covenants prohibiting each party from engaging in certain kinds of activities during such period without the consent of the other party.
The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time, subject to customary exceptions, the Company and HR will be subject to certain restrictions on (a) soliciting proposals relating to certain alternative transactions, (b) entering into discussions or negotiating or providing non-public information in connection with any proposal for an alternative transaction from a third party, (c) approving or entering into any agreements providing for any such alternative transaction, or (d) agreeing to or proposing publicly to do any of the foregoing. Notwithstanding these “no-shop” restrictions, prior to obtaining the approval of HR stockholders and approval of the Company stockholders, under specified circumstances, the Company Board and the board of directors of HR, respectively, may change their recommendations with respect to the Merger, and the Company and HR may each also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fees described below.
In accordance with the Merger Agreement, the Company will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a Form S-4 registering shares of Company Common Stock issuable in the Merger, and the parties will prepare a joint proxy statement with respect to the special meeting of the Company’s stockholders to be convened for purposes of approving the issuance of shares of Company Common Shares in the Merger and the special meeting of HR’s stockholders to be convened for purposes of approving the Merger Agreement and the Merger. The joint proxy statement will be included in the Form S-4 and will contain, subject to certain exceptions, the recommendation of the Company Board that the Company’s stockholders vote in favor of the issuance of shares of Company Common Shares in the Merger and the recommendation of the HR board of directors that HR’s stockholders vote in favor of approval of the Merger Agreement and the Merger.
The completion of the Merger is subject to customary conditions, including, among others: (i) approval by the Company’s stockholders and approval by HR’s stockholders, (ii) the effectiveness of the Form S-4, (iii) the absence of injunctions, restraints or government restrictions, (iv) approval by the New York Stock Exchange for listing of the shares of Company Common Stock issuable in the Merger, (v) the absence of a material adverse effect on either the Company or HR, (vi) the accuracy of each party’s representations and warranties and performance in all material respects of each party’s covenants and agreements in the Merger Agreement, (vii) the receipt of tax opinions relating to the status as a real estate investment trust (“REIT”) of each company and the tax-free nature of the transaction, and (viii) other customary conditions specified in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances, including by either party (i) if the Merger has not been consummated on or before August 28, 2022, (ii) if a final and non-appealable order is entered, or other action is taken permanently restraining or prohibiting the transaction, (iii) upon a failure of either party to obtain approval of its stockholders, (iv) upon a material, uncured breach by the other party that would cause the closing conditions not to be satisfied, subject to a 30-day cure period, (v) if the other party’s board makes an adverse recommendation change with respect to the transaction, or (vi) prior to obtaining approval of its

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
stockholders, and upon payment of the applicable termination fee, in order to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.
If the Merger Agreement is terminated because (i) a party’s board changes its recommendation in favor of the transactions contemplated by the Merger Agreement, (ii) a party terminates the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal, or (iii) a party consummates or enters into an agreement for an alternative transaction within 12 months following termination under certain circumstances, such party must pay a termination fee to the other party; provided, further, that HR must also pay the Company a termination fee (plus reimburse the Company for its actual transaction expenses up to $5,000,000) if, on the business day immediately prior to the Outside Date, the proceeds of the asset transfer, any immediate asset transfer and the financing available to the Company pursuant to the Commitment Letter or if applicable any alternative financing are insufficient to pay the aggregate Special Distribution and any unpaid cash payment obligations of HR under the Merger Agreement (so long as such termination is not in material breach of the financing, financing cooperation and sale activity provisions of the Merger Agreement). The termination fee payable by HR to the Company in such circumstances is $163 million. The termination fee payable by the Company to HR in such circumstances is $291 million. The actual amount of each termination fee described above is subject to an escrow and adjustment mechanism for REIT compliance purposes to provide for a lesser amount if necessary to be paid to the receiving party without causing such party to fail to meet its REIT requirements for such year.
The Merger Agreement also provides that if the Company’s stockholders have approved the transactions contemplated by the Merger Agreement, but the Merger Agreement is terminated by the Company because HR’s stockholders vote against the transactions contemplated by the Merger Agreement, HR must pay the Company a fixed expense reimbursement base amount of $25,000,000, plus reimburse the Company for its actual transaction expenses up to $5,000,000. The Merger Agreement also provides that if HR’s stockholders have approved the transactions contemplated by the Merger Agreement, but the Merger Agreement is terminated by HR because the Company’s stockholders vote against the transactions contemplated by the Merger Agreement, the Company must pay HR a fixed expense reimbursement base amount of $25,000,000, plus reimburse the Company for its actual transaction expenses up to $5,000,000).
The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of both companies’ stockholders. The boards of directors of the Company and HR have unanimously approved the Merger Agreement. The Merger is expected to close mid-2022.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule presents our total real estate investments and accumulated depreciation for our portfolio as of December 31, 2021 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Operating Properties:
Shelby MOBs	Alabaster, AL	$—	$—	$25,095	$2,686	$—	$27,781	$27,781	$(5,390)	1995-1998	2016	36
Simon Williamson Clinic	Birmingham, AL	—	—	25,689	(156)	—	25,533	25,533	(4,489)	2007	2016	36
Jasper	Jasper, AL	—	—	5,973	325	—	6,298	6,298	(1,563)	1979	2016	25
Phoenix Med Center	Glendale, AZ	—	453	2,768	841	453	3,609	4,062	(1,311)	1989	2011	39
Thunderbird MOP	Glendale, AZ	—	3,842	19,679	2,198	3,842	21,877	25,719	(9,597)	1976-1987	2007	39
Peoria MOB	Peoria, AZ	—	605	4,394	2,248	605	6,642	7,247	(2,115)	2000	2010	39
Baptist MC	Phoenix, AZ	—	—	12,637	3,661	—	16,298	16,298	(6,113)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	2,690	—	30,428	30,428	(9,779)	2004-2006	2011	39
Dignity Phoenix MOBs	Phoenix, AZ	—	—	66,106	1,342	—	67,448	67,448	(10,483)	1984-1997	2017	20-39
Estrella Med Center	Phoenix, AZ	—	—	24,703	2,142	—	26,845	26,845	(9,240)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,642	4,464	—	17,106	17,106	(6,672)	1971-2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	1,913	—	8,523	8,523	(3,354)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	4,021	—	20,209	20,209	(7,808)	1997-2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	4,160	744	17,626	18,370	(6,936)	1987-2002	2009	39
Gateway Med Plaza	Tucson, AZ	—	—	14,005	565	—	14,570	14,570	(4,629)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,396	1,193	7,503	8,696	(3,071)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	6,466	1,309	24,038	25,347	(10,468)	1980 -1984	2007	39
Bakersfield Medical Office Building	Bakersfield, CA	—	—	—	28,695	—	28,695	28,695	(293)	2021	2020	39
Dignity Mercy MOBs	Bakersfield, CA	—	—	15,207	(240)	—	14,967	14,967	(2,144)	1992	2017	35
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	2,703	5,109	20,664	25,773	(7,860)	1986	2008	39
Dignity Glendale MOB	Glendale, CA	—	—	7,244	257	—	7,501	7,501	(1,530)	1980	2017	30
3rd Street MOB	Los Angeles, CA	—	10,603	63,419	2,070	10,603	65,489	76,092	(5,750)	1990	2019	39
Mission Medical Center MOBs	Mission Viejo, CA	—	21,911	117,672	7,416	21,911	125,088	146,999	(18,184)	1972-1985	2016	39
Dignity Northridge MOBs	Northridge, CA	—	—	21,467	1,250	—	22,717	22,717	(3,657)	1979-1994	2017	30-35
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	985	—	12,885	12,885	(4,169)	2009	2010	39
Facey MOB	Santa Clarita, CA	—	6,452	5,586	19,641	6,452	25,227	31,679	(3,447)	2018	2017	39
Dignity Marian MOBs	Santa Maria, CA	—	—	13,646	726	—	14,372	14,372	(2,940)	1994-1995	2017	17-38
Premier Health Plaza	Colorado Springs, CO	—	1,672	10,954	113	1,668	11,071	12,739	(307)	2001	2021	39
Rampart MOB	Denver, CO	—	3,794	13,077	434	3,794	13,511	17,305	(1,017)	1983-1995	2019	39
SCL Health MOBs	Denver, CO	—	11,652	104,327	10,372	11,652	114,699	126,351	(14,592)	2015-2017	2017	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	475	3,032	13,028	16,060	(4,095)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	8,385	2,240	18,811	21,051	(8,692)	1983-1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	2,313	3,736	31,859	35,595	(7,115)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	1,682	5,142	30,320	35,462	(7,894)	2008	2013	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
80 Fisher	Avon, CT	$—	$—	$5,094	$1	$—	$5,095	$5,095	$(1,414)	2008	2016	39
533 Cottage - Northwestern	Bloomfield, CT	—	726	3,964	(527)	726	3,437	4,163	(749)	1955	2016	35
Northwestern MOBs	Bloomfield, CT	—	1,369	6,287	732	1,369	7,019	8,388	(1,865)	1985	2016	35
406 Farmington	Farmington, CT	—	379	3,509	3	379	3,512	3,891	(692)	1988	2016	39
704 Hebron	Glastonbury, CT	—	2,223	6,544	20	2,223	6,564	8,787	(1,575)	2001	2016	37
Gateway MOBs	Glastonbury, CT	—	11,328	41,320	10,291	13,448	49,491	62,939	(10,190)	2007-2017	2016-2017	39
Hamden MOB	Hamden, CT	—	4,925	36,835	69	4,925	36,904	41,829	(2,356)	1970-1972	2019	39
Haynes MOBs	Manchester, CT	—	1,100	14,620	6	1,100	14,626	15,726	(2,681)	2007-2010	2016	39
Pomeroy MOBs	Meriden, CT	—	1,774	10,078	(48)	1,774	10,030	11,804	(2,412)	2009-2011	2016	39
Saybrook MOBs	Middleton, CT	—	—	10,314	887	—	11,201	11,201	(2,711)	1989	2016	28
Yale Long Wharf	New Haven, CT	—	9,367	58,691	7,707	7,791	67,974	75,765	(17,824)	1977	2016	30
Devine MOBs	North Haven, CT	—	3,606	27,278	1,708	3,606	28,986	32,592	(5,301)	2006-2017	2016-2017	35
Evergreen MOBs	South Windsor, CT	—	5,565	25,839	(81)	5,833	25,490	31,323	(4,845)	2006-2011	2016	39
Westport Center	Westport, CT	—	3,311	13,296	843	3,311	14,139	17,450	(1,364)	1985	2019	39
Day Hill MOBs	Windsor, CT	—	3,980	7,055	34	3,980	7,089	11,069	(2,166)	1990-1999	2016	30
Clint Moore Medical Facility	Boca Raton, FL	—	20,051	27,157	64	20,072	27,200	47,272	(384)	1996	2021	39
Riverside MOB	Bradenton, FL	—	2,230	7,689	354	2,230	8,043	10,273	(1,886)	1980	2016	25
Brandon MOP	Brandon, FL	—	901	6,946	867	901	7,813	8,714	(2,807)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	(613)	3,470	12,008	15,478	(2,907)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(8,425)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	5,487	—	20,999	20,999	(7,775)	1980	2013	39
Palmetto II	Hialeah, FL	—	—	51,480	75	—	51,555	51,555	(1,673)	1992	2020	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(736)	4,291	8,484	12,775	(3,647)	1985	2007	39
King Street MOB	Jacksonville, FL	—	—	7,232	86	—	7,318	7,318	(2,445)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	1,283	1,204	13,061	14,265	(3,336)	1996-1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	511	768	3,513	4,281	(1,549)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	569	1,082	4,156	5,238	(1,582)	1996-1999	2007-2008	39
Largo Medical Center	Largo, FL	—	—	51,045	660	—	51,705	51,705	(11,897)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	1,496	729	10,404	11,133	(4,234)	1975-1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	1,271	—	5,528	5,528	(2,519)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	(297)	5	9,223	9,228	(2,138)	2009	2013	39
Coral Reef	Miami, FL	—	1,160	—	18,454	1,160	18,454	19,614	(343)	2021	2017	39
North Shore MOB	Miami, FL	—	—	4,942	1,592	—	6,534	6,534	(2,889)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	6,679	11,855	20,312	32,167	(7,506)	1954-2006	2014	27
Commons V MOB	Naples, FL	—	4,173	9,070	2,788	4,173	11,858	16,031	(4,642)	1990	2007	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	428	—	8,943	8,943	(2,837)	2000	2010	39
Florida Hospital MOBs	Orlando, Sebring and Tampa, FL	—	—	151,647	3,185	—	154,832	154,832	(21,818)	2006-2012	2017	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	926	—	6,637	6,637	(2,364)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	15	686	8,117	8,803	(2,248)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	(41)	—	6,086	6,086	(1,473)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	(1,006)	2,947	11,819	14,766	(4,641)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(7,903)	2007	2010	39
Optimal MOBs	Tampa, FL	—	4,002	69,824	552	4,002	70,376	74,378	(10,921)	2005-2015	2017	39
Tampa Medical Village MOB	Tampa, FL	—	3,627	14,806	1,295	3,627	16,101	19,728	(2,906)	2003	2017	35

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
VA MOBs	Tampa, FL	$—	$17,802	$80,154	$732	$17,802	$80,886	$98,688	$(11,226)	2013	2017	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(6,021)	2001-2003	2010	39
Wellington MAP III	Wellington, FL	—	—	10,511	31	—	10,542	10,542	(3,288)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	11,965	—	35,017	35,017	(9,022)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	(1,023)	2,840	11,802	14,642	(4,872)	1988	2007	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	1,371	2,961	21,059	24,020	(7,593)	2006 - 2010	2010-2012	39
Camp Creek MOB	Atlanta, GA	—	328	12,539	—	328	12,539	12,867	(875)	2018	2019	39
North Atlanta MOBs	Atlanta, GA	—	—	41,836	1,621	—	43,457	43,457	(6,249)	2011-2012	2017	39
Paces Pavilion	Atlanta, GA	—	3,670	16,328	27	3,670	16,355	20,025	—	1996	2021	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(6,779)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	(160)	432	3,897	4,329	(1,113)	2007	2013	39
Harbin Clinic MOBs	Cedartown, Rome and Summerville, GA	—	7,097	112,155	(11,230)	7,097	100,925	108,022	(17,790)	1960-2010	2017	30-39
Decatur MP	Decatur, GA	—	3,166	6,862	1,303	3,166	8,165	11,331	(2,954)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	3,967	2,802	16,469	19,271	(6,766)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	4,525	1,290	11,771	13,061	(5,467)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	3,198	1,276	15,395	16,671	(5,436)	2000	2008	39
WellStar Tower MOB	Marietta, GA	—	748	13,528	321	748	13,849	14,597	(2,962)	2007	2015	39
Shakerag MC	Peachtree City, GA	—	743	3,290	1,130	743	4,420	5,163	(2,307)	1994	2007	39
Overlook at Eagle's Landing	Stockbridge, GA	—	638	6,685	581	638	7,266	7,904	(2,653)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	2,257	4,260	16,893	21,153	(7,061)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	990	—	17,548	17,548	(4,262)	2001	2015	35
Honolulu MOB	Honolulu, HI	—	—	27,336	3,132	—	30,468	30,468	(6,595)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	643	—	16,896	16,896	(4,237)	1999	2014	35
North Curtis Road	Boise, ID	—	382	5,995	12	382	6,007	6,389	(462)	1983	2020	39
Eagle Road MOB	Meridian, ID	—	666	9,636	(146)	666	9,490	10,156	(1,004)	2000	2019	39
Chicago MOBs	Chicago, IL	—	7,723	129,520	1,151	7,723	130,671	138,394	(16,824)	2006-2017	2017	38-39
Streeterville Center MOB	Chicago, IL	—	4,223	35,008	139	4,223	35,147	39,370	(2,554)	1968	2019	39
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	(2,667)	1,096	35,883	36,979	(8,975)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	641	431	1,280	1,711	(531)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	417	381	3,992	4,373	(1,670)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	—	318	1,899	260	318	2,159	2,477	(907)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	77	1,748	22,040	23,788	(8,675)	1952-1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(1,413)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	1,412	—	9,658	9,658	(2,209)	2004	2013	39
Ft. Wayne MOB	Ft. Wayne, IN	—	—	6,579	(243)	—	6,336	6,336	(1,940)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	821	560	4,402	4,962	(1,719)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	8,269	2,216	19,423	21,639	(10,226)	1988-1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	2,095	1,556	9,023	10,579	(3,807)	2002-2003	2007-2008	39
Glendale Professional Plaza	Indianapolis, IN	—	570	2,739	1,697	570	4,436	5,006	(2,332)	1993	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
MMP Eagle Highlands	Indianapolis, IN	$—	$1,044	$13,548	$3,914	$1,044	$17,462	$18,506	$(6,969)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	3,374	1,236	13,214	14,450	(6,364)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	6,210	1,427	21,761	23,188	(9,521)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	2,333	1,127	12,747	13,874	(5,430)	1994	2008	39
Southpointe MOP	Indianapolis, IN	—	2,190	7,548	1,529	2,190	9,077	11,267	(4,016)	1996	2007	39
St. Vincent MOB	Indianapolis, IN	—	2,964	23,352	49	2,964	23,401	26,365	(3,773)	2007	2017	35
Kokomo MOP	Kokomo, IN	—	1,779	9,614	2,450	1,779	12,064	13,843	(5,260)	1992-1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	26	—	10,978	10,978	(3,844)	2006	2010	39
Community Health Pavilion	Noblesville, IN	—	5,560	28,988	1,658	5,560	30,646	36,206	(8,124)	2009	2015	39
Zionsville MC	Zionsville, IN	—	655	2,877	1,152	664	4,020	4,684	(1,825)	1992	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	313	299	5,543	5,842	(1,888)	1976-2007	2012	31
670 Albany	Boston, MA	—	—	104,365	(1,795)	—	102,570	102,570	(17,428)	2005	2015	39
Tufts Medical Center	Boston, MA	—	32,514	109,180	9,778	32,514	118,958	151,472	(32,158)	1924-2015	2014	35
St. Elizabeth's Med Center	Brighton, MA	—	—	20,929	3,627	1,379	23,177	24,556	(7,529)	1965-2013	2012	31
Good Samaritan MOBs	Brockton , MA	—	—	15,887	2,127	144	17,870	18,014	(5,477)	1980-2007	2012	31
Pearl Street MOBs	Brockton, MA	—	4,714	18,193	1,465	4,714	19,658	24,372	(4,266)	1966-2004	2016	39
Carney Hospital MOB	Dorchester, MA	—	—	7,250	813	530	7,533	8,063	(2,450)	1978	2012	31
St. Anne's Hospital MOB	Fall River, MA	—	—	9,304	130	40	9,394	9,434	(2,381)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	536	2,295	7,730	10,025	(2,751)	1930-2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	304	168	4,638	4,806	(1,872)	1988	2012	31
Morton Hospital MOB	Taunton, MA	—	—	15,317	1,910	502	16,725	17,227	(8,222)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	3,681	3,362	19,236	22,598	(6,409)	1900-1986	2015	20
Johnston Professional Building	Baltimore, MD	—	—	21,481	423	—	21,904	21,904	(5,208)	1993	2014	35
Triad Tech Center	Baltimore, MD	—	—	26,548	25	—	26,573	26,573	(8,499)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	(195)	—	42,176	42,176	(12,659)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	1,468	1,571	7,254	8,825	(3,319)	1981	2008	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	774	4,313	28,574	32,887	(11,410)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	994	2,242	14,124	16,366	(5,494)	1978	2008	39
Winghaven MOB	O'Fallon, MO	—	1,455	9,708	1,645	1,455	11,353	12,808	(4,479)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(891)	304	663	967	(512)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	36	—	11,422	11,422	(3,793)	2007	2010	39
Baptist Memorial MOB	Oxford, MS	—	—	26,263	7,570	—	33,833	33,833	(3,759)	2017	2017	39
Medical Park of Cary	Cary, NC	—	2,931	20,305	38,308	2,931	58,613	61,544	(9,072)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	472	1,449	18,698	20,147	(3,696)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	1,053	2,200	16,009	18,209	(3,659)	2002-2006	2015	39
Carolinas Health MOB	Charlotte, NC	—	—	75,198	(1,072)	—	74,126	74,126	(8,851)	2006	2017	39
Davidson MOB	Davidson , NC	—	1,188	8,556	98	1,188	8,654	9,842	(685)	2001	2019	39
Duke Fertility Center	Durham, NC	—	596	3,882	(106)	596	3,776	4,372	(569)	2006	2016	39
Duke Medical Plaza	Durham, NC	—	1,093	11,836	1,521	1,093	13,357	14,450	(261)	1988	2021	39
Hock Plaza II	Durham, NC	—	680	27,044	643	680	27,687	28,367	(4,569)	2006	2016	36

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
UNC Rex Holly Springs	Holly Springs, NC	$—	$—	$27,591	$11,082	$—	$38,673	$38,673	$(4,347)	2011	2017	39
Huntersville Office Park	Huntersville, NC	—	5,376	67,125	2,331	5,376	69,456	74,832	(5,614)	1990-2001	2019	39
Rosedale MOB	Huntersville, NC	—	1,281	7,738	58	1,281	7,796	9,077	(698)	2005	2019	39
Medical Park MOBs	Mooresville, NC	—	1,771	13,266	9,982	2,141	22,878	25,019	(4,724)	2000-2005	2017	23
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	714	1,732	9,605	11,337	(3,016)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	5,955	2,381	21,585	23,966	(8,311)	1989	2010	39
Sandy Forks MOB	Raleigh, NC	—	652	7,263	15	652	7,278	7,930	(950)	2016	2018	39
Sunset Ridge MOBs	Raleigh, NC	—	811	3,926	710	811	4,636	5,447	(585)	1999	2018	39
Piedmont MOB	Statesville, NC	—	1,024	13,911	41	1,024	13,952	14,976	(1,307)	1984	2020	39
NorthPark MOBs	Wake Forest, NC	—	2,098	13,921	2	2,098	13,923	16,021	(57)	1996-2008	2021	39
Hackensack MOB	North Bergen, NJ	—	—	31,658	608	—	32,266	32,266	(4,003)	2014	2017	39
Mountain View MOB	Las Cruces, NM	—	—	41,553	2,802	—	44,355	44,355	(6,064)	2003	2017	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	(3,205)	842	4,243	5,085	(2,267)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	4,801	—	19,578	19,578	(7,882)	2007	2010	39
Madison Ave MOB	Albany, NY	—	83	2,759	151	83	2,910	2,993	(1,097)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	—	1,870	29,453	4,896	1,870	34,349	36,219	(12,451)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	186	1,439	27,825	29,264	(9,013)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	1,023	1,699	19,463	21,162	(6,569)	1998-2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	326	—	24,542	24,542	(7,482)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	3,565	2,305	41,059	43,364	(14,672)	2001	2010	39
ACP MOB	New York, NY	—	53,265	62,873	505	53,265	63,378	116,643	(4,085)	1920-1988	2019	39
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(5,225)	1981	2014	31
Westchester MOBs	White Plains, NY	—	17,274	41,865	11,930	17,274	53,795	71,069	(15,027)	1967-1983	2014	29
Kindred MOBs	Avon, OH, Germantown, TN, Indianapolis, IN and Springfield, MO	—	4,238	118,778	(101)	4,238	118,677	122,915	(16,338)	2013-2016	2017	39
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	67	—	9,878	9,878	(2,128)	2010	2015	39
Good Sam MOB	Cincinnati, OH	—	1,825	9,966	(178)	1,825	9,788	11,613	(1,372)	2011	2017	39
TriHealth	Cincinnati, OH	—	—	34,894	313	—	35,207	35,207	(4,484)	2016	2017	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	4,011	2,326	21,218	23,544	(8,424)	2001-2003	2007-2010	39
Mt. Carmel East	Columbus, OH	—	—	14,983	409	—	15,392	15,392	(570)	1991	2001	39
Olentangy	Columbus, OH	—	1,247	9,830	1,001	1,247	10,831	12,078	(1,425)	1985	2019	39
Polaris MOB	Columbus, OH	—	1,447	12,192	66	1,447	12,258	13,705	(2,315)	2012	2016	39
Gahanna MOB	Gahanna, OH	—	1,078	5,674	59	1,078	5,733	6,811	(1,322)	1997	2016	30
Hilliard II MOB	Hilliard, OH	—	959	7,260	288	959	7,548	8,507	(1,553)	2014	2016	38
Hilliard MOB	Hilliard, OH	—	946	11,174	743	946	11,917	12,863	(2,965)	2013	2015	39
Park Place MOP	Kettering, OH	—	1,987	11,341	5,411	1,987	16,752	18,739	(7,385)	1998-2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	836	842	6,476	7,318	(2,695)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	1,006	372	4,642	5,014	(2,005)	1977	2008	39
St. Ann's MOB	Westerville, OH	—	—	16,978	8	—	16,986	16,986	(793)	2004	2020	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	2,938	—	28,913	28,913	(10,795)	1991-1996	2008	39
Silverton Health MOB	Woodburn, OR	—	953	6,164	(27)	953	6,137	7,090	(1,150)	2001	2016	35
Monroeville MOB	Monroeville, PA	—	3,264	7,038	1,453	3,264	8,491	11,755	(2,994)	1985-1989	2013	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
2750 Monroe MOB	Norristown, PA	$—	$2,323	$22,631	$5,423	$2,323	$28,054	$30,377	$(12,984)	1985	2007	39
1740 South MOB	Philadelphia, PA	—	1,855	7,735	241	1,855	7,976	9,831	(726)	1986	2019	39
Main Line Bryn Mawr MOB	Philadelphia, PA	—	—	46,967	5,095	—	52,062	52,062	(6,077)	2017	2017	39
Phoenixville MOBs	Phoenixville, PA	—	—	60,287	—	—	60,287	60,287	(295)	1991-2008	2021	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	4,463	2,489	34,731	37,220	(10,290)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	865	1,774	39,786	41,560	(11,141)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	3,669	1,514	36,037	37,551	(11,020)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	3,161	3,480	4,831	8,311	(1,249)	1891	2015	39
Cannon Park Place	Charleston, SC	—	425	8,651	942	425	9,593	10,018	(3,284)	1998	2010	39
MUSC Elm MOB	Charleston, SC	—	1,172	4,361	178	1,172	4,539	5,711	(978)	2015	2016	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	411	3,763	20,198	23,961	(4,347)	2007	2014	39
Bowman Center	Mt. Pleasant, SC	—	3,896	6,874	—	3,896	6,874	10,770	(67)	2001	2021	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	(290)	2,470	5,999	8,469	(1,630)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	2,594	2,073	8,533	10,606	(2,904)	1992	2010	39
The Mullis Building	Mt. Pleasant, SC	—	—	18,810	48	—	18,858	18,858	(401)	2016	2021	39
MUSC University MOB	North Charleston, SC	—	1,524	9,627	(882)	1,524	8,745	10,269	(1,615)	2006	2015	36
St. Thomas DePaul MOB	Murfreesboro, TN	—	—	55,040	1,003	—	56,043	56,043	(7,320)	2008	2017	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	605	1,110	18,293	19,403	(6,618)	2007	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	612	—	15,784	15,784	(4,138)	1999	2013	39
BS&W MOBs	Austin, TX	—	—	300,952	1,657	—	302,609	302,609	(39,353)	2009-2016	2017	39
Post Oak North MC	Austin, TX	—	887	7,011	(221)	887	6,790	7,677	(1,585)	2007	2013	39
MatureWell MOB	Bryan, TX	—	1,307	11,078	—	1,307	11,078	12,385	(1,858)	2016	2017	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	(2,009)	—	30,485	30,485	(7,374)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	(505)	1,919	15,836	17,755	(5,067)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	1,898	778	6,728	7,506	(2,243)	2007	2008	39
Cedar Park MOB	Cedar Park, TX	—	—	30,338	1,268	—	31,606	31,606	(4,212)	2007	2017	39
Corsicana MOB	Corsicana, TX	—	—	6,781	233	—	7,014	7,014	(2,593)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(6,996)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	48,094	9,670	59,246	68,916	(3,732)	2010-2021	2012-2021	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	5,841	3,340	40,912	44,252	(10,289)	2011	2013	39
Northpoint Medical	Dallas, TX	—	2,388	14,621	1,629	2,388	16,250	18,638	(3,496)	2017	2017	20
Baylor MOBs	Dallas/Fort Worth, TX	—	9,956	122,852	6,737	9,956	129,589	139,545	(16,761)	2013-2017	2017	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(4,444)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	733	—	8,276	8,276	(2,567)	2000	2010	39
Cliff Medical Plaza MOB	El Paso, TX	—	1,064	1,972	4,157	1,064	6,129	7,193	(3,023)	1977	2016	8
El Paso MOB	El Paso, TX	—	2,075	14,902	(233)	2,075	14,669	16,744	(1,207)	1994-2008	2019	39
Providence Medical Plaza	El Paso, TX	—	—	5,396	4,080	—	9,476	9,476	(2,906)	1981	2016	20
Sierra Medical	El Paso, TX	—	—	2,998	1,011	—	4,009	4,009	(1,616)	1972	2016	15

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Texas Tech MOB	El Paso, TX	$—	$—	$42,419	$2,040	$—	$44,459	$44,459	$(1,178)	2017	2020	39
Texas Health MOB	Fort Worth, TX	—	—	38,429	165	—	38,594	38,594	(5,282)	2014	2017	39
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	9,038	1,238	29,017	30,255	(9,851)	2012	2013	39
T-Mobile Building	Frisco, TX	—	4,807	67,076	(3,139)	4,807	63,937	68,744	(7,827)	2014	2017	38
Greenville MOB	Greenville, TX	—	616	10,822	633	616	11,455	12,071	(4,172)	2007	2008	39
7900 Fannin MOB	Houston, TX	—	—	34,764	2,767	—	37,531	37,531	(11,942)	2005	2010	39
Cypress Medical Building MOB	Houston, TX	—	—	4,678	203	—	4,881	4,881	(1,273)	1984	2016	30
Cypress Station MOB	Houston, TX	—	1,345	8,312	(4,237)	1,345	4,075	5,420	(3,644)	1981	2008	39
Gemini MOB	Houston, TX	—	4,619	17,450	153	4,619	17,603	22,222	(1,410)	1985-1986	2019	39
Houston Medical Plaza	Houston, TX	—	4,107	35,560	36	4,110	35,593	39,703	(363)	1983	2021	39
Park Plaza MOB	Houston, TX	—	5,719	50,054	8,389	5,719	58,443	64,162	(15,664)	1984	2016	24
T-Mobile Tower	Houston, TX	—	8,314	15,335	35	8,314	15,370	23,684	(419)	1974	2021	39
Triumph Hospital NW	Houston, TX	—	1,377	14,531	164	1,377	14,695	16,072	(5,819)	1986	2007	39
Memorial Hermann MOBs	Humble, TX	—	—	9,479	13,361	—	22,840	22,840	(3,130)	1993	2017	25-39
Jourdanton MOB	Jourdanton, TX	—	—	17,804	2	—	17,806	17,806	(2,384)	2013	2017	39
Houston Methodist MOBs	Katy, TX	—	—	43,078	7,760	—	50,838	50,838	(5,641)	2001-2006	2017	35-39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	36	622	3,538	4,160	(1,330)	2006	2008	39
Seton Medical MOB	Kyle, TX	—	—	30,102	2,617	—	32,719	32,719	(4,470)	2009	2017	39
Lewisville MOB	Lewisville, TX	—	452	3,841	(133)	452	3,708	4,160	(1,219)	2000	2010	39
Longview Regional MOBs	Longview, TX	—	—	59,258	—	—	59,258	59,258	(8,209)	2003-2015	2017	36-39
Terrace Medical Building	Nacogdoches, TX	—	—	179	121	—	300	300	(154)	1975	2016	5
Towers Medical Plaza	Nacogdoches, TX	—	—	786	236	—	1,022	1,022	(617)	1981	2016	10
North Cypress MOBs	North Cypress/Houston, TX	—	7,841	121,215	1,687	7,841	122,902	130,743	(16,639)	2006-2015	2017	35-39
Pearland MOB	Pearland, TX	—	912	4,628	314	912	4,942	5,854	(1,732)	2003-2007	2010	39
Independence Medical Village	Plano, TX	—	4,229	17,874	(132)	4,229	17,742	21,971	(3,347)	2014	2016	39
San Angelo MOB	San Angelo, TX	—	—	3,907	(237)	—	3,670	3,670	(1,331)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	512	416	14,202	14,618	(5,091)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	79	—	9,727	9,727	(3,198)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(670)	1,656	13,362	15,018	(5,625)	1989	2007	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	5,761	832	26,929	27,761	(8,382)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(1,957)	736	3,654	4,390	(1,838)	1957	2008	39
Wylie Medical Plaza	Wylie, TX	—	1,412	15,353	272	1,412	15,625	17,037	(1,205)	2013	2020	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	442	3,701	24,884	28,585	(8,850)	2004	2008	39
Salt Lake Regional Medical Building	Salt Lake City, UT	—	—	10,351	110	—	10,461	10,461	(670)	1989	2020	39
Fairfax MOB	Fairfax, VA	—	2,404	14,074	193	2,404	14,267	16,671	(1,379)	1959	2019	39
Fair Oaks MOB	Fairfax, VA	—	—	47,616	562	—	48,178	48,178	(5,876)	2009	2017	39
Aurora - Menomonee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(6,816)	1964	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(2,508)	1983	2009	39
Columbia St. Mary's MOBs	Milwaukee, WI	—	—	87,825	1,144	—	88,969	88,969	(10,921)	1994-2007	2017	35-39
		$—	$612,952	$6,155,907	$566,865	$619,820	$6,715,906	$7,335,726	$(1,401,742)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)

Undeveloped land:
Macon Pond MOB	Raleigh, NC	$—	$5,504	$—	$13	$5,504	$13	$5,517	$—	N/A	2021	N/A
Forest Park Pavilion IV	Dallas, TX	—	7,014	—	—	7,014	—	7,014	—	N/A	2019	N/A
Houston Heights	Houston, TX	—	10,445	—	5	10,445	5	10,450	—	N/A	2020	N/A
		$—	$22,963	$—	$18	$22,963	$18	$22,981	$—

Real estate held for sale		$—	$(2,401)	$(39,693)	$12,285	(2,401)	(27,408)	(29,809)	$6,263

Total		$—	$633,514	$6,116,214	$579,168	$640,382	$6,688,516	$7,328,898	$(1,395,479)

(a)The cost capitalized subsequent to acquisition is net of dispositions or other write-downs and impairment.
(b)The above table excludes lease intangibles; see notes (d) and (g).
(c)The changes in total real estate for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$7,104,085	$6,837,400	$6,269,023
Acquisitions	278,124	171,728	505,424
Additions	188,592	121,777	90,859
Dispositions and other	(189,156)	(26,820)	(27,906)
Impairment	(22,938)	—	—
Held for sale	(29,809)	—	—
Balance as of the end of the year (d)	$7,328,898	$7,104,085	$6,837,400

(d)The balances as of December 31, 2021, 2020 and 2019 exclude gross lease intangibles of $404.7 million, $628.6 million and $628.1 million, respectively.
(e)The aggregate cost of our real estate for federal income tax purposes was $6.9 billion.
(f)The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$1,302,204	$1,085,048	$882,488
Additions	246,417	236,271	217,566
Dispositions and other	(146,879)	(19,115)	(15,006)
Held for sale	(6,263)	—	—
Balance as of the end of the year (g)	$1,395,479	$1,302,204	$1,085,048
(g)The balances as of December 31, 2021, 2020 and 2019 exclude accumulated amortization of lease intangibles of $203.0 million, $400.5 million and $362.8 million, respectively.
(h)Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one to 10 years, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS

			In Thousands
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage loan on real estate located in:
Texas	10.00%	7/1/2022	(1)	$—	$15,000	$14,267	$—

Mezzanine loans on real estate located in:
Texas	8.00%	6/24/2024	(2)	—	49,319	48,793	—
North Carolina	8.00%	12/22/2024	(3)	—	6,000	6,012	—
Total real estate notes receivable				$—	$70,319	$69,072	$—
Accrued interest receivable				—	—	42	—
Total real estate notes receivable, net				$—	$70,319	$69,114	$—

(1) Twelve-month prefunded interest reserve, with principal sum and interest on unpaid principal due on the maturity date.
(2) Interest is accrued and funded utilizing interest reserves, funded through payment-in-kind interest, until such time the interest reserve is fully funded. Thereafter, interest only payments due with principal and any unpaid interest due on the maturity date.
(2) Capitalized interest through maturity, with outstanding principal and accrued interest due on the maturity date.
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$555	$1,332	$2,070
Additions:
New real estate notes	67,032	6,000	—
Capitalized interest	1,841	—	—
Accretion of fees and other items	932	—	—
Deductions:
Mortgage loan retired in connection with an acquisition	—	(6,000)	—
Collection of real estate loans	(555)	(777)	(738)
Deferred fees and other items	(691)	—	—
Balance as of the end of the year	$69,114	$555	$1,332

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

1.4
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

1.19
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Bank of America, N.A. (included as Exhibit 1.15 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.20
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Jefferies LLC (included as Exhibit 1.16 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.21
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and Morgan Stanley & Co. LLC (included as Exhibit 1.17 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

1.22
Master Forward Confirmation, dated March 5, 2021, between Healthcare Trust of America, Inc. and The Bank of Nova Scotia (included as Exhibit 1.18 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).

2.1
Agreement and Plan of Merger, dated as of February 28, 2022, among Healthcare Realty Trust Incorporated, Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, and HR Acquisition 2, LLC (included as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2022 and incorporated herein by reference).

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

4.5*	Description of Registrant's Securities.
5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.3	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.4	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.5	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
5.6	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).
5.7	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.8	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.9	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
5.10	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
5.11	Opinion of McDermott Will & Emery LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
5.12	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
8.3	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
8.4	Opinion of McDermott Will & Emery LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
10.1	Agreement Representing Indemnification Matters, dated February 22, 2021 (included as Exhibit 10.1 to our Annual Report on Form 10-K filed on February 24, 2021 and incorporated herein by reference).

10.2	Form of Indemnification Agreement executed by Jay P. Leupp (included as Exhibit 10.2 to our Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).
10.3	Form of Indemnification Agreement executed by Vicki U. Booth (included as Exhibit 10.1 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.4	Form of Indemnification Agreement executed by Roberta B. Bowman (included as Exhibit 10.2 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
10.5	Form of Indemnification Agreement executed by Daniel S. Henson (included as Exhibit 10.3 to our Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).
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
10.41†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (included as Exhibit 99.1 to our Current Report on Form 8-K filed on July 8, 2021 and incorporated herein by reference).

10.42
Employment Agreement between Healthcare Trust of America, Inc. and Peter N. Foss dated September 16, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2021 and incorporated herein by reference).

10.43
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

21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.
23.3	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
23.4	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).
23.5	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.6	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.7	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.8	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.9	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.10	Consent of Katz, Sapper & Miller, LLP (included as Exhibit 23.2 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.11	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
23.12	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.13	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.14	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
23.15	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
23.16	Consents of McDermott Will & Emery LLP (included as Exhibit 5.2 and 8.1 to our current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
23.17	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	March 1, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	March 1, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	March 1, 2022

By:	/s/ W. Bradley Blair, II	Lead Director
W. Bradley Blair, II
Date:	March 1, 2022

By:	/s/ Vicki U. Booth	Director
Vicki U. Booth
Date:	March 1, 2022

By:	/s/ H. Lee Cooper	Director
H. Lee Cooper
Date:	March 1, 2022

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	March 1, 2022

By:	/s/ Jay P. Leupp	Director
Jay P. Leupp
Date:	March 1, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	March 1, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	March 1, 2022	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	March 1, 2022	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Lead Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	March 1, 2022

By:	/s/ Vicki U. Booth	Director of Healthcare Trust of America, Inc., general partner of
	Vicki U. Booth	Healthcare Trust of America Holdings, LP
Date:	March 1, 2022

By:	/s/ H. Lee Cooper	Director of Healthcare Trust of America, Inc., general partner of
	H. Lee Cooper	Healthcare Trust of America Holdings, LP
Date:	March 1, 2022

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	March 1, 2022

By:	/s/ Jay P. Leupp	Director of Healthcare Trust of America, Inc., general partner of
	Jay P. Leupp	Healthcare Trust of America Holdings, LP
Date:	March 1, 2022