Form 10-K/A
period 2021-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2022-04-12
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
As of February 22, 2022, there were 229,026,869 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note
This Amendment No. 1 on Form 10-K (this “Amendment No. 1” or “Form 10-K/A”) is being filed to amend the Annual Report on Form 10-K of of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original 10-K”). We are filing this Amendment No. 1 solely for the purpose of including the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.
Part III (Items 10, 11, 12, 13 and 14) of the Original 10-K is hereby deleted in its entirety and replaced with the following Part III set forth below, and Item 15 of Part IV of the Original 10-K is being amended to add new exhibits, including certifications. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K.
Furthermore, this Form 10-K/A does not change any previously-reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

Amendment No. 1 to Annual Report on Form 10-K
For the Year Ended December 31, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
The following table and biographical descriptions set forth information with respect to each of the members of our Board of Directors.

W. Bradley Blair, II
Chairman of the Board of Directors / Financial Expert
Age: 78	Director Since: 2006
Committees: Audit, Compensation, Nominating and Corporate Governance, and Investment (Chair)

Biographical Description:
Mr. Blair was elected to be the Chairman of the Board of Directors effective August 2, 2021. Mr. Blair was previously appointed as the lead independent director of our Board of Directors in December 2014 and has served as an independent director of the Company since September 2006. Mr. Blair served as the Chief Executive Officer, President and Chairman of the board of directors of Golf Trust of America, Inc. (now known as Pernix Therapeutics Holdings, Inc. (NYSE MKT LLC: PTX)) from the time of its formation as a REIT and initial public offering in 1997 until his resignation and retirement in November 2007. During that term, Mr. Blair managed the acquisition, operation, leasing and disposition of the assets of the portfolio. From 1993 until February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of its operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Currently, Mr. Blair operates the Blair Group, a consulting practice, which focuses on real estate acquisitions and finance. Mr. Blair received a B.S. degree in Business from Indiana University in Bloomington, Indiana and a Juris Doctorate degree from the University of North Carolina School of Law. Mr. Blair is a member of the American Bar Association and the North Carolina Bar Association.
Board Experience and Qualifications:
Mr. Blair, the Chairman of the Board of Directors, provides the Company with broad real estate and legal experience, having served with a variety of companies in advisory, executive and/or director roles for over 40 years, including over 10 years as chief executive officer, president and chairman of the board of directors of a publicly traded REIT. He also operates a consulting practice which focuses on real estate acquisitions and finance. His diverse background in other business disciplines, coupled with his deep understanding and knowledge of real estate, contributes to the quality guidance and oversight he brings to our Board of Directors.

Reshma Block
Independent Director of the Board of Directors
Age: 47	Director Since: 2022
Committees: Nominating and Corporate Governance and Risk Management

Biographical Description:
Ms. Block was elected to the Board effective March 11, 2022. Ms. Block is currently the Head of Technology and Innovation at Tricon Residential Inc., which owns over 31,000 single-family and multi-family rental homes across the United States and Canada. She has more than 25 years of strategic technology experience with startup, midsized and Fortune 100 companies. Since 2010, Ms. Block has been the principal consultant and founder of Compass Consulting, LLC, a boutique consulting firm providing executive level management consulting and program management. From 2008 to 2010 she was the Chief Operating Officer of My Life Compass, an e-commerce company. From 2006 to 2008 she was the Chief Operating Officer of BioNovix, a life-science company, which provided proprietary and patented nutraceuticals. From 1996 to 2006 Ms. Block was an information technology leader for Intel Corporation, where she was the lead architect, engineer, and manager of Intel’s first Enterprise Backup and Recovery Program. Ms. Block holds an M.B.A. degree from Pepperdine Graziadio School of Business and a bachelor’s degree from California State Polytechnic University. She is an advisor of the Audit and Compliance Committee of Hoag Hospital, Vice President of the McCoy Rigby Arts Conservancy, the former Chair of the Orange County Community Foundation, and former Board Chair of the South Asian Helpline and Referral Agency.
Board Experience and Qualifications:
Ms. Block is an accomplished information technology executive and management consultant with 25 years of experience in all aspects of information technology. She is recognized for her strong and poised leadership, integrity, empathy, innovation, collaboration, business acumen, negotiation skills, delivery of results, team building, communication skills, financial discipline, mentorship, and philanthropy. Industry experience includes: Healthcare, Life-Science, E-commerce, Technology, Hospitality, Manufacturing, and Non-Profit companies.

Vicki U. Booth
Independent Director of the Board of Directors
Age: 59	Director Since: 2018
Committees: Audit, Compensation, Nominating and Corporate Governance (Chair), and Risk Management

Biographical Description:
Ms. Booth has served as an independent director of the Company since March 2018. Ms. Booth currently serves as the President and Board Chair of the Ueberroth Family Foundation, overseeing the investment of foundation assets and day to day operations. She is actively engaged in working with organizations focused on healthcare, human services and improving the lives of youth. Through these activities, Ms. Booth has established strong relationships within the healthcare community that provides her with strategic insights into health system plans. Her relationships have led to current roles as a Director for Hoag Hospital, part of the Providence St. Joseph Health system, where she chairs the Nominating and Governance Committee and serves on the Quality Improvement Committee, Finance Committee and Community Benefit Committee. She also serves as a Director of the Hoag Clinic. Ms. Booth recently completed her term as a member of the Texas Christian University (“TCU”) Chancellor’s Advisory Council.
In addition, Ms. Booth currently serves on the Steering Committee of the Family Foundation Alliance and is a member of Orange County Grantmakers. She is the past chair of the Board of Governors of the Orange County Community Foundation where she continues to chair the Community Impact Committee. Ms. Booth received her Bachelors of Arts degree from the University of Colorado.

Board Experience and Qualifications:
Ms. Booth brings to the Company experience within the healthcare sector through the various positions she has held with healthcare universities and hospitals. These roles have allowed Ms. Booth to develop extensive relationships with leading healthcare communities and provided her with in-depth knowledge and understanding of the healthcare industry within which we operate.

H. Lee Cooper
Independent Director of the Board of Directors / Financial Expert
Age: 59	Director Since: 2020
Committees: Compensation, Nominating and Corporate Governance, and Risk Management (Chair)

Biographical Description:
Mr. Cooper has served as an independent director of the Company since January 2020. Mr. Cooper is currently the CEO of Shields Health Solutions. Prior to that, Lee was an operating partner at Welsh, Carson, Anderson & Stowe, a leading private equity firm focused on healthcare and technology investing. From 1990 to July 2019, Mr. Cooper served as an executive at the General Electric Company (“GE”), most recently as the President & CEO of GE Healthcare Systems, U.S. and Canada. In this role, he oversaw GE Healthcare’s core businesses of Imaging, Ultrasound, Life Care Solutions, Enterprise Digital Solutions and Services and partnered with care providers, healthcare systems and governments to improve healthcare quality, access and affordability. Mr. Cooper also served as the Commercial Officer for GE and several of its subsidiaries, including GE Energy Connections and GE Capital – Americas. He also served as the co-sponsor of several forums and initiatives aimed at increasing representation of women and minorities in GE’s various businesses. Mr. Cooper holds a Bachelor of Arts degree from Ohio Wesleyan University.
Board Experience and Qualifications:
Mr. Cooper is a distinguished leader in the healthcare industry, as a result of his roles in healthcare-focused private equity and his more than 25 years with GE. He brings a distinguished Fortune 500 public company background, healthcare experience and relationships, and leadership skills.

Warren D. Fix
Independent Director of the Board of Directors / Financial Expert
Age: 83	Director Since: 2006
Committees: Audit, Compensation (Chair), Investment, and Risk Management

Biographical Description:
Mr. Fix has served as an independent director of the Company since September 2006. Until November of 2008, when he completed the entity’s dissolution, he served for five years as the Chief Executive Officer of WCH, Inc., formerly Candlewood Hotel Company, Inc., having served as its Executive Vice President, Chief Financial Officer and Secretary since 1995. During his tenure with Candlewood Hotel Company, Inc., Mr. Fix oversaw the development of a chain of extended-stay hotels, including 117 properties aggregating 13,300 rooms. From July 1994 to October 1995, Mr. Fix was a consultant to Doubletree Hotels, primarily developing debt and equity sources of capital for hotel acquisitions and refinancing. Mr. Fix has been and continues to be a partner in The Contrarian Group, a business management and investment company since December 1992. From 1989 to December 1992, Mr. Fix served as President of The Pacific Company, a real estate investment and development company. During his tenure at The Pacific Company, Mr. Fix was responsible for the development, acquisition and management of an apartment portfolio comprising in excess of 3,000 units. From 1964 to 1989, Mr. Fix held numerous positions, including Chief Financial Officer, with The Irvine Company, a major California-based real estate firm that develops residential property, for-sale housing, apartments, commercial, industrial, retail, hotel and other land related uses. Mr. Fix was one of the initial team of ten professionals hired by The Irvine Company to initiate the development of 125,000 acres of land in Orange County, California. Mr. Fix is a Certified Public Accountant (inactive). He received his Bachelor of Arts degree from Claremont McKenna College and is a graduate of the UCLA Executive Management Program, the Stanford Financial Management Program, the UCLA Anderson Corporate Director Program, and the Stanford Directors’ Consortium.
Board Experience and Qualifications:
Mr. Fix provides the Company with financial and management expertise, with particular industry knowledge in real estate, hospitality and financial services. He has served in various executive and/or director roles in a number of public and private companies in the real estate, financial and technology sectors for over 40 years.

Peter N. Foss
Interim President, Chief Executive Officer, and Director of the Board of Directors
Age: 78	Director Since: 2015
Committees: Investment

Biographical Description:
Mr. Foss was named Interim President and Chief Executive Officer of the Company effective August 2, 2021. Mr. Foss has served as an independent director of the Company since April 2015. He provides the Company strong leadership skills through significant experience in customer relationships and stakeholder and employee engagement. He is a 35 year veteran of General Electric Company (“GE”) where he was President of GE’s Olympic Sponsorship and Corporate Accounts from 2003 until his retirement in February 2013. In addition, Mr. Foss directed the Corporate Sales Program at GE. Mr. Foss was rehired by GE in November 2013 to serve as the leader of the GE/NFL Brain Research Program. Prior to his most recent positions, he served for six years as the President of GE Polymerland, a commercial organization representing GE Plastics in the global marketplace. Prior to GE Polymerland, Mr. Foss served in various commercial roles with GE, including introducing LEXAN® film in the 1970s, and was the Market Development Manager on the ULTEM® introduction team in 1982. He has also served as the Regional General Manager for four of the GE Plastics regions, including leading the GE Plastics effort in Mexico in the mid-1990s. Mr. Foss serves on the board of Savista (formerly nThrive), a private company. Mr. Foss previously served on the board of directors of First Horizon National Corporation, Capital Bank Corp., Green Bankshares and TIB Financial Corp.

Board Experience and Qualifications:
Mr. Foss provides the Company with significant experience in marketing and sales based on his over 30 year career at GE. During his time at GE, he had extensive involvement with the healthcare industry. In addition to leading GE’s global sales efforts, which included its global Healthcare division, he was also instrumental in founding the GE/NFL Brain Research Program. These roles allowed Mr. Foss to develop extensive relationships with leading healthcare providers and also provided him with a keen understanding of the changing delivery of healthcare. These relationships and his significant business experience at GE provide the Board of Directors with insights regarding matters affecting trends in the healthcare industry.

Jay P. Leupp
Independent Director of the Board of Directors / Financial Expert
Age: 58	Director Since: 2020
Committees: Audit (Chair), Compensation, Nominating and Corporate Governance, and Investment

Biographical Description:
Mr. Leupp was appointed as an independent director of the Company in January 2020. Mr. Leupp is currently the Managing Partner and Senior Portfolio Manager for Terra Firma Asset Management, LLC (“TFAM”). Prior to TFAM, Mr. Leupp was Managing Director, Senior Portfolio Manager for Lazard Asset Management LLC in San Francisco, CA where he worked from 2011 to June 2020. Prior to joining Lazard, Mr. Leupp was the President and Chief Executive Officer of Grubb & Ellis Alesco Global Advisors, which he founded in 2006 prior to its sale to Grubb & Ellis, and served as the Senior Portfolio Manager for their real estate securities mutual funds. Prior to that, Mr. Leupp has a long career as an equity analyst, including as a managing director at RBC and Robertson Stephens. Mr. Leupp also holds an MBA degree from Harvard University and a Bachelor of Accounting degree from Santa Clara University. Mr. Leupp is a past chairman and member of the Board of Directors of Chaminade College Preparatory, Los Angeles, and the Santa Clara University Board of Regents. He currently serves on the Board of Directors of G.W. Williams Company, Apartment Investment and Management Company, Marathon Digital Holdings, and on the Policy Board of the Fisher Center for Real Estate at the University of California, Berkeley. Mr. Leupp is a Past Chairman (2002-2009) of SCU Board of Regents.
Board Experience and Qualifications:
Mr. Leupp is a long-time REIT veteran, with over 25 years in the publicly traded real estate markets. He brings to the Company extensive and broad real estate, financial, and capital markets expertise and has held several board of director and leadership positions which experience is expected to be of benefit to the Company.

Constance B. Moore
Independent Director of the Board of Directors / Financial Expert
Age: 66	Director Since: 2022
Committees: Audit, Compensation and Investment

Biographical Description:
Ms. Moore was elected to the Board effective March 11, 2022. Ms. Moore has more than 40 years of experience in the real estate industry and extensive experience as a corporate director and officer. She has served as a director of Civeo Corporation since June 2014 and as a director of TriPointe Homes since July 2014. She served as a director of Columbia Property Trust, including as chair of its board of directors in 2021, from November 2017 until it was acquired in December 2021, and as a director of Strive Communities, a private company, from January 2019 until it was acquired in April 2021. She served as a Director of BRE Properties, Inc. from September 2002 until BRE was acquired in April 2014. Ms. Moore served as President and Chief Executive Officer of BRE from January 2005 until April 2014, served as President and Chief Operating Officer from January 2004 until December 2004 and served as Executive Vice President & Chief Operating Officer from September 2002 to December 2003. Ms. Moore holds an M.B.A. from the Haas School of Business at the University of California, Berkeley, and a bachelor’s degree from San Jose State University. In 2009, she served as chair of National Association of REITS. Currently, she is the Chair of the Fisher Center for Real Estate and Urban Economics Policy Advisory Board at University of California, Berkeley, a Governor, and a Life Trustee of the Urban Land Institute, Vice Chair of the board of Bridge Housing Corporation, on the board of the Haas School of Business, and on the board of the Tower Foundation at San Jose State University.
Board Experience and Qualifications:
Ms. Moore is a distinguished leader in the real estate industry, with 40 years of real estate experience, including 20 years of experience as a public company director. Ms. Moore brings to the Company valuable insight into public company accounting and reporting issues, including experience as an audit committee chair. Ms. Moore's business and financial acumen, leadership, integrity, judgment, experience with public companies and extensive experience in the real estate industry provides substantial benefit to the Company and enhances the financial expertise of the Board.

EXECUTIVE OFFICERS
The following table and biographical descriptions set forth information with respect to our executive officers as of December 31, 2021.

Peter N Foss Interim President and Chief Executive Officer Age: 78 Term of Office: Since 2021
For biographical information regarding Mr. Foss, our Interim President and Chief Executive Officer, see “Directors” above.

Robert A. Milligan Chief Financial Officer Age: 41 Term of Office: Since 2014

Mr. Milligan has served as our Chief Financial Officer since September 2014. Mr. Milligan served as the Company’s Executive Vice President of Corporate Finance and Capital Markets since July 2014 before which time he served as the Senior Vice President of Corporate Finance from January 2013 to July 2014 and the Director of Finance from January 2012 to January 2013. Mr. Milligan joined the Company in 2012. Before joining the Company, Mr. Milligan served as a Vice President at Bank of America Merrill Lynch, where he worked from July 2007 to January 2012. From June 2003 to July 2007, he served in various corporate finance capacities at General Electric. Mr. Milligan holds a BS degree in Finance and Economics from Arizona State University and an MBA degree from the University of Chicago.

.	Amanda L. Houghton Executive Vice President - Asset Management Age: 40 Term of Office: Since 2011

Ms. Houghton has served as our Executive Vice President - Asset Management since December 2011. From January 2011 to December 2011, Ms. Houghton served as our Senior Vice President of Asset Management and Finance. From January 2010 to January 2011, Ms. Houghton served as our Vice President of Asset Management and Finance. Ms. Houghton has experience in asset and joint venture management, acquisitions, dispositions, and corporate cash modeling and valuation. From August 2006 to December 2009, Ms. Houghton served as the Manager of Joint Ventures for Glenborough LLC in San Mateo, California, where she actively managed over two million square feet of retail/office properties and 400 acres of development land. Prior to joining Glenborough, from August 2005 to August 2006, Ms. Houghton provided acquisitions, asset management and disposition support in her position as Senior Analyst at ING Clarion in Boston, Massachusetts. Between July 2004 and August 2005, she served as a Senior Project Analyst for Weyerhaeuser Realty Investors in Irvine, California. Prior to Weyerhaeuser, Ms. Houghton participated in mergers and acquisitions structuring and valuation at RSM EquiCo in Costa Mesa, California, and business and intangible asset valuation at Bernstein, Conklin & Balcombe in Dallas, Texas. Ms. Houghton received a B.B.A degree in Finance and a B.A. degree in Public Policy from Southern Methodist University. Ms. Houghton holds the Chartered Financial Analyst designation and is a member of the CFA Institute. Ms. Houghton also serves on the Board of Directors for Make a Wish Arizona, a nonprofit organization.

CORPORATE GOVERNANCE
Board of Directors
The Board of Directors held 36 meetings during the year ended December 31, 2021, of which 15 meetings were held with independent directors only. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors held during the year and the total number of meetings held by all committees of the Board of Directors on which such members served during the periods in which they served.
Board Leadership Structure
The Nominating and Corporate Governance Committee and the Board of Directors believe it is important to select the Chairman of the Board of Directors (the “Chairman”) and Chief Executive Officer in the manner they consider in the best interests of the Company at any given point in time. The members of the Nominating and Corporate Governance Committee and the Board of Directors possess considerable business experience and in-depth knowledge of the issues the Company faces and, therefore, are in the best position to evaluate our needs and how best to organize our leadership structure to meet those needs. Accordingly, the Chairman and Chief Executive Officer positions may be filled by one individual or by two different individuals. The Nominating and Corporate Governance Committee and the Board of Directors believe that the most effective leadership structure for the Company at this time is for Mr. Peter N. Foss to serve as our Interim President and Chief Executive Office and W. Bradley Blair, to serve as our Chairman of the Board of Directors.
Lead Independent Director
The lead independent director’s responsibilities include, among other things, presiding over all meetings at which the Chairman is not present, including executive sessions of independent directors, calling meetings of independent directors, functioning as a liaison with the Chairman, approving board meeting agendas and scheduling and conferring with the Chairman on strategic planning matters and transactions. In July 2021, Mr. Blair was re-elected by the Nominating and Corporate Governance Committee as lead independent director for a term of one year. Any subsequent lead independent director shall be elected annually for a term of one-year. The Board of Directors believes this allocation of responsibility provides for effective leadership while maintaining independence.
A full list of the lead independent director’s duties and responsibilities is also available by clicking on “Corporate Governance” in the “Corporate Information” section under “Investor Relations” on our website at www.htareit.com.
Director Attendance at Annual Meetings of Stockholders
Although we have no policy with regard to attendance by the members of the Board of Directors at our annual meetings of stockholders, we invite and encourage the members of the Board of Directors to attend our annual meeting of stockholders to foster communication between our stockholders and the Board of Directors. All of our directors attended the 2021 Annual Meeting of Stockholders.
Contacting the Board of Directors
Any stockholder or other interested party who desires to contact members of the Board of Directors or our lead independent director may do so by writing to Healthcare Trust of America, Inc., Board of Directors, 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona 85254, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of the Board of Directors, or to one or more independent directors as deemed appropriate by our Secretary, depending on to whom the communication is addressed or other facts and circumstances set forth in the communication received. For example, if any questions regarding accounting, internal accounting controls and auditing matters are received, they will be forwarded by our Secretary to the Audit Committee for review.
Director Independence
We currently have an eight member Board of Directors. Our independent directors meet throughout the year in regularly scheduled executive sessions. Our charter provides that a majority of our directors must be “independent directors”. During 2021, we consider W. Bradley Blair, II, Vicki U. Booth, H. Lee Cooper, Warren D. Fix, and Jay P. Leupp to be “independent directors” as defined in our charter and under NYSE and SEC rules. In March 2022, Reshma Block and Constance B. Moore were appointed as “independent directors.” Our Nominating and Corporate Governance Committee evaluates each of our named director’s, other than Mr. Foss’, independence on an annual basis by considering, various factors, including, among others, any conflicts of interest. As currently defined in our charter, the term “independent director” means:

“[A] Director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the Corporation or its Affiliates by virtue of (i) employment by the Corporation or any of its Affiliates; (ii) performance of services, other than as a Director, for the Corporation; or (iii) maintenance of a material business or professional relationship with the Corporation or any of its Affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by the Director from the Corporation and its Affiliates (excluding fees for serving as a director of the Corporation or other REIT or real estate program that is organized, advised or managed by the Corporation and its Affiliates) exceeds five percent of either the Director’s annual gross income during either of the last two years or the Director’s net worth on a fair market value basis. An indirect association with the Corporation or its Affiliates shall include circumstances in which a Director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Corporation or its Affiliates.”
In addition, our Audit Committee and Compensation Committee members qualify as independent under the NYSE’s and SEC’s rules applicable to Audit Committee and Compensation Committee members.
Risk Management
Our Board of Directors and each of its committees serve an important function in overseeing the management of the Company’s risks. Our Board of Directors regularly reviews our material risks and exposures, including, without limitation, operational, strategic, financial, legal, regulatory and cyber security risks. Management is responsible for identifying the material risks facing the Company, implementing appropriate risk management strategies that are responsive to our risk profile, integrating the consideration of risks and risk management into our decision-making process, and promulgating policies and procedures to ensure that information with respect to material risks is transmitted to our senior executives, our Board of Directors and appropriate committees of our Board of Directors. Our Board of Directors maintains oversight of the Company’s risk management activities through the work of our Audit, Compensation, Nominating and Corporate Governance, Investment, and Risk Management Committees.
The Risk Management Committee has primary responsibility at the Board of Directors level for overseeing our risk management activities. The Risk Management Committee’s responsibilities include reviewing and discussing with management, other Board committees and our Board of Directors any significant risks or exposures faced by us, the steps management has taken (or intends to take) to identify, mitigate, monitor, control or avoid such risks or exposures, and our underlying policies with respect to risk assessment and risk management. In addition, the Audit Committee reviews the management of financial risk and our policies regarding risk assessment and risk management. The Compensation Committee reviews the management of risks relating to our compensation plans and arrangements. The Investment Committee reviews the risks associated with our acquisitions. The Nominating and Corporate Governance Committee reviews the management of risks relating to regulatory compliance and our corporate governance policies, including our ESG policies.
Our Board of Directors is regularly informed regarding the risk oversight discussions and activities of each of these committees. In addition, members of management responsible for managing our risk periodically report to the Board of Directors regarding risk management matters.
Committees of the Board of Directors
Our Board of Directors may in the future establish committees it deems appropriate to address specific areas in more depth than may be possible at a Board of Directors meeting, provided that the majority of the members of each committee are independent directors. Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an Investment Committee and a Risk Management Committee.
The Company, with the assistance of outside legal counsel, and the Audit Committee, with the assistance of independent legal counsel performed an internal investigation into circumstances related to reports pursuant to the Company’s whistleblower policy. In July 2021, the Audit Committee formed a special committee tasked with running, overseeing, and completing a whistleblower investigation on behalf of the full Audit Committee. Members of this special committee included Jay P. Leupp (Chairman of the Committee) and W. Bradley Blair, II. During the year ended December 31, 2021, the special committee for the whistleblower investigation held 12 meetings.
In September 2021, the Board of Directors formed a special committee tasked with running the CEO search process on behalf of the full Board of Directors. Members of this special committee included W. Bradley Blair, II, Vicki U. Booth and Jay P. Leupp. During the year ended December 31, 2021, the special committee for the CEO search held 27 meetings.
In September 2021, the Board of Directors formed a special committee tasked with running an analysis of the Company’s various strategic alternatives on behalf of the full Board of Directors. This strategic review included: (i) an analysis and recommendation of the Company’s stand-alone prospects and plans, the sale of the Company, joint ventures, and any other opportunity; and (ii) a review of the Company’s positioning and response to any potential activist shareholders. Members of this special committee included W. Bradley Blair, II, Vicki U. Booth and Jay P. Leupp. During the year ended December 31, 2021, the special committee for review of strategic alternatives held 53 meetings.

The table below lists the current chairs and membership of each standing Board committee, the independence status of each member and the number of meetings held by each committee during the year ended December 31, 2021.

Name	Independence	Audit	Compensation	Nominating & Corporate Governance	Investment	Risk Management
Peter M. Foss (1) Interim President and CEO		—	—	—	●	—
W. Bradley Blair, II (1) Chairman	✓	●	●	●	C	—
Reshma Block (2)	✓	—	—	●	—	●
Vicki U. Booth	✓	●	●	C	—	●
H. Lee Cooper	✓	—	●	●	—	C
Warren D. Fix	✓	●	C	—	●	●
Jay P. Leupp	✓	C	●	●	●	—
Constance B. Moore (2)	✓	●	●	—	●	—
Number of Meetings		8	3	5	7	3
C = Chair
● = Member
(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. Effective August 2, 2021, the Lead Independent Director of our Board of Directors, W. Bradley Blair, II, was elected to be the Chairman of the Board of Directors.

(2) In connection with their election to the Board on March 11, 2022, Ms. Block was appointed to serve on the Board’s Nominating and Corporate Governance Committee and Risk Management Committee, and Ms. Moore was appointed to serve on the Board’s Audit Committee, Compensation Committee and Investment Committee.

The primary responsibilities of each Board committee listed above are set forth below:
Audit Committee
The primary responsibilities of the Audit Committee are to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to our stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The Audit Committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm. The Audit Committee is also responsible for preparing the Audit Committee Report to Stockholders for inclusion in our annual proxy statement. Under our Audit Committee charter, the Audit Committee must be comprised solely of independent directors as defined in SEC rules. W. Bradley Blair, II, Warren D. Fix, and Jay P. Leupp have been determined by the Board to be audit committee financial experts.
Compensation Committee
The primary responsibilities of the Compensation Committee are to advise the Board of Directors on compensation policies, establish performance objectives for our NEOs, prepare the Compensation Committee Report for inclusion in our annual proxy statement, review and recommend to our Board of Directors the appropriate level of director compensation and annually review our compensation strategy and assess its effectiveness. The Compensation Committee has the authority to engage outside advisors to assist it in fulfilling these responsibilities. Under the Compensation Committee charter, the Compensation Committee must be comprised solely of independent directors.
Additional information regarding the Compensation Committee’s processes and procedures for consideration of NEO compensation is provided in the “Compensation Discussion and Analysis” section below.
Nominating and Corporate Governance Committee
The primary responsibilities of the Nominating and Corporate Governance Committee are to identify qualified individuals to serve as members of the Board of Directors, to recommend to the Board of Directors the selection of director nominees for election at the annual meeting of stockholders, to make recommendations regarding the composition of our Board of Directors and its committees, to assess director independence and the effectiveness of the Board of Directors, to develop and implement corporate governance guidelines and to oversee our compliance and ethics program.

The Nominating and Corporate Governance Committee will consider candidates for our Board of Directors recommended by our stockholders. Properly communicated stockholder recommendations will be considered in the same manner as recommendations received from other sources. Recommendations should be delivered to Healthcare Trust of America, Inc., Board of Directors, 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona 85254, Attention: Secretary. Recommendations must include, among other things, the full name and age of the candidate, a brief description of the proposed candidate’s business experience for at least the previous five years and descriptions of the candidate’s qualifications and the relationship, if any, to the stockholder, and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected and a completed questionnaire (which questionnaire shall be provided by us, upon request, to the stockholder making the recommendation).
Stockholders who wish to nominate an individual for election as a director in connection with an annual meeting of stockholders (as opposed to making a recommendation to the Nominating and Corporate Governance Committee as described above) must deliver written notice to our Secretary in the manner described in Article II, Section 11 of our current bylaws.
The Company’s stockholders also possess the right to nominate candidates for election to the Board through the “proxy access” provisions of the Company’s bylaws, pursuant to which stockholders, may nominate up to the greater of two director nominees or 20% of the number of directors up for election, for inclusion in the Company’s proxy materials.
In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee is guided by the principle that each director should: (i) be an individual of high character and integrity; (ii) be accomplished in his or her respective field, with superior credentials and recognition; (iii) have relevant expertise and experience upon which to be able to offer advice and guidance to management; (iv) have sufficient time available to devote to our affairs; (v) represent the long-term interests of our stockholders as a whole; and (vi) represent a diversity of background and experience. In addition, candidates with healthcare relationships and real estate experience are given preferential consideration.
With respect to diversity, the charter of the Nominating and Corporate Governance Committee sets out factors such as differences in professional background, education, skill and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board. In addition to the criteria set forth above, the Nominating and Corporate Governance Committee strives to create diversity in perspective, background and experience on the Board of Directors as a whole when identifying and selecting nominees for the Board of Directors.
Qualified candidates for membership on the Board of Directors will be considered without regard to race, color, religion, gender, ancestry, national origin or disability. The Nominating and Corporate Governance Committee will review the qualifications and backgrounds of directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board of Directors, and recommend the slate of directors to be nominated for election at the annual meeting of stockholders. The Nominating and Corporate Governance Committee is dedicated in its mission to strengthening the composition of our Board of Directors through the inclusive nomination of accomplished candidates that represent diversity in gender and ethnicity. We do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.
Additionally, the Nominating and Corporate Governance Committee oversees our environmental, social and governance program.
Investment Committee
The primary responsibility of the Investment Committee is to assist the Board of Directors in reviewing proposed acquisitions presented by our management. The Investment Committee has the authority to reject proposed acquisitions that have a purchase price of less than $25 million, but does not have the authority to approve proposed acquisitions, which must receive the approval of the Board of Directors. The Investment Committee also serves in an active role in overseeing the management of our portfolio, including budgeting, asset management, development and asset dispositions.
Risk Management Committee
The primary responsibilities of the Risk Management Committee are to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing, assessing and discussing with our other Board committees, management team, general counsel and auditors: (i) material risks or exposures associated with the conduct of our business; (ii) internal risk management systems that management has implemented to identify, minimize, monitor or manage such risks or exposures; and (iii) management’s policies and procedures for risk management.
Committee Charters
The committees listed above have adopted written charters under which they operate. These charters, as well as the corporate governance guidelines that provide the framework for the governance of the Board of Directors and our Company, are available by clicking on “Corporate Governance” under “Investor Relations” on our website at www.htareit.com.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our executives, other employees and members of our Board of Directors. The Code of Ethics covers topics including, without limitation, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to Healthcare Trust of America, Inc., 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona 85254, Attention: Secretary. The Code of Ethics is also available by clicking on “Corporate Governance” under “Investor Relations” on our website at www.htareit.com. If, in the future, we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website at www.htareit.com, as necessary.

Item 11. Executive Compensation
COMPENSATION OF DIRECTORS
Our independent directors receive compensation pursuant to the terms of our 2006 Independent Directors Compensation Plan, a sub-plan of our Amended and Restated 2006 Incentive Plan (the “2006 Incentive Plan”), as amended (the “Director Plan”).
Our current director compensation policy as set forth in the Director Plan is as follows:

Service Description	Annual Amount
Annual stock award	$100,000
Initial stock award (pro-rated)	100,000
Annual retainer	75,000
Lead independent director retainer	35,000
Audit Committee chair	20,000
All other committee chairs	15,000
Meeting fees (1)	1,500

(1) Each independent director will be entitled to a meeting fee of $1,500 for each additional individual committee and Board meeting after the first four individual committee and Board meetings in each year of service.
Equity Compensation.    Upon initial election and re-election to our Board of Directors, an independent director receives an award of restricted shares of the Company’s common stock under the Director Plan, with the number of shares determined by dividing $100,000 by the closing price of our common stock on the date prior to the grant and, in the case of a grant made in connection with a director’s initial election to our Board of Directors, such dollar amount is pro-rated based on the number of days remaining in the 365-day period following the last annual meeting of stockholders. The Board of Directors may, in its discretion, approve additional grants to directors from time to time on such terms as it may determine. All the awards of restricted common stock granted to our independent directors vest 20% of the shares on the grant date, with the remaining 80% of the shares vesting in equal installments on each anniversary thereafter over four years from the date of grant.
Expense Reimbursement.    We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our Board of Directors. Additionally, our directors are reimbursed for expenses incurred in connection with attending continuing education programs to assist them in remaining abreast of developments in corporate governance and other critical issues relating to the operation of public company boards and their committee work.
Independent directors do not receive other benefits from us. Mr. Foss, who is employed by us effective August 2, 2021, does not receive any compensation in connection with his service as a director during such time of his employment. Compensation for Mr. Foss in connection with his service as a director prior to the effective date of his employment is included in the “Director Compensation” table below. The compensation paid to Mr. Foss as an officer of the Company is presented below under “Executive Compensation.”

Director Ownership of Company Common Stock. In order to help ensure alignment of interests of the Company’s directors and the Company’s stockholders, the Board of Directors of the Company has determined that all non-executive directors of the Company shall hold not less than $250,000 of the Company’s common stock throughout their tenure as members of the Company’s Board, subject to the right to accumulate the foregoing level of ownership of the Company’s common stock over three years. This alignment is intended to strengthen Board governance and overall stewardship of the Company by aligning Board members’ and stockholders’ interest in enhancing long-term stockholder value and business success.
Director Compensation Table - Fiscal 2021
The following table sets forth the compensation earned by our independent directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
W. Bradley Blair, II (1)	443,500	638,522	1,082,022
Vicki U. Booth	207,000	100,000	307,000
H. Lee Cooper	126,000	100,000	226,000
Warren D. Fix	148,500	100,000	248,500
Peter N. Foss (1)	102,000	100,000	202,000
Jay P. Leupp	251,000	100,000	351,000

(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. Compensation to Mr. Foss subsequent to August 2, 2021 is included in the Executive Compensation table. Effective August 2, 2021, the Lead Independent Director of our Board of Directors, W. Bradley Blair, II, was elected to be the Chairman of the Board of Directors. On September 16, 2021, in connection with his election as Chairman of the Board, Mr. Blair was granted an additional restricted stock award with respect to 17,593 shares at a share price of $30.61 per share. In addition, the Compensation Committee approved additional cash compensation totaling $300,000 in connection with his election as Chairman of the Board, of which $150,000 was earned for the year ended December 31, 2021.

(2) As of December 31, 2021, Mr. Blair held 24,893 unvested shares of restricted common stock, Ms. Booth held 7,557 unvested shares of restricted common stock, Mr. Fix held 7,300 unvested shares of restricted common stock, Mr. Foss held 7,299 unvested shares of restricted common stock pertaining to awards granted in connection with his service as an independent director prior to his appointment as Interim President and Chief Financial Officer effective August 2, 2021, and Mr. Leupp and Mr. Cooper each held 6,298 unvested shares of restricted common stock. For more information regarding the grant date fair value of awards of restricted common stock see Note 11, Stockholders’ Equity and Partners’ Capital, of the Company’s financial statements filed with the SEC as part of the 2021 Annual Report.
Compensation Committee Interlocks and Insider Participation
During 2021, W. Bradley Blair, II, Vicki U. Booth, H. Lee Cooper, Warren D. Fix (Chair), and Jay P. Leupp, all of whom are independent directors of the Company, served on our Compensation Committee. None of our independent directors was an officer or employee of the Company in 2021 or any time prior thereto. During 2021, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or compensation committee, or similar committee, of another entity, any of whose executive officers served as a member of our Board of Directors or our Compensation Committee.

COMPENSATION OF EXECUTIVE OFFICERS
Executive Compensation
Summary Compensation Table - Fiscal 2021, 2020 and 2019
The summary compensation table below reflects the total compensation earned by our NEOs for the years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Scott D. Peters (1)(4)(5)	2021	638,413	—	4,239,291	—	16,766	4,894,470
Former Chief Executive Officer, President and Chairman	2020	975,000	—	3,339,914	1,706,250	15,514	6,036,678
	2019	900,000	—	3,726,012	1,792,800	23,104	6,441,916
Peter N. Foss (4)(6)	2021	353,640	100,000	3,234,253	463,751	—	4,151,644
Interim President and Chief Executive Officer (Principal Executive Officer)
Robert A. Milligan	2021	600,000	—	1,304,393	590,700	25,068	2,520,161
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	2020	600,000	—	927,749	525,000	23,741	2,076,490
	2019	500,000	—	1,035,002	498,000	18,656	2,051,658
Amanda L. Houghton	2021	450,000	—	937,803	443,025	27,366	1,858,194
Executive Vice President - Asset Management	2020	450,000	—	737,591	339,750	26,114	1,553,455
	2019	425,000	—	879,750	397,800	23,704	1,726,254

(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board and President and Chief Executive Officer of the Company. No severance benefits were paid to Mr. Peters.

(2) Reflects the aggregate grant date fair value of awards granted to the NEOs in the reported year. For more information regarding the grant date fair value of awards of restricted common stock, see Note 11, Stockholders’ Equity and Partners’ Capital, of the Company’s financial statements filed with the SEC as part of the 2021 Annual Report.

       As described in the CD&A, we generally grant annual equity awards to our executives early in the fiscal year at levels determined based on Company and individual performance during the prior year. Under SEC rules, equity awards are reported in the Summary Compensation Table (and the Grants of Plan-Based Awards Table below) as compensation for the year in which the award was granted (as opposed to the year in which it was earned). Accordingly, this table reports the equity awards granted to our executives in January 2021 (based on 2020 performance) as compensation for 2021, and the equity awards described in the CD&A, which were based on 2021 performance and granted in January 2022, will be reported as 2022 compensation.

(3) Amounts in this column for 2021 include payments for 100% of the premiums for healthcare coverage under our group health plan in the amount of $16,766 for Mr. Peters, $14,468 for Mr. Milligan and $16,766 for Ms. Houghton and 401(k) match in the amount of $10,600 for each of Mr. Milligan and Ms. Houghton. Such amounts reflect the aggregate cost to us of providing the benefit. As noted above, Mr. Peters resigned effective August 2, 2021. The Company continued to provide COBRA benefits to Mr. Peters through December 31, 2021.

(4) The Company allowed Mr. Peters and Mr. Foss to use Company owned aircraft for personal use. Mr. Peters paid the Company approximately $273,000, $376,000 and $357,000 for the 2021, 2020 and 2019 fiscal years, respectively, for personal use of the Company owned aircraft. Mr. Foss paid the Company approximately $22,000 for the 2021 fiscal year for personal use of the Company owned aircraft. The amounts paid by Mr. Peters and Mr. Foss exceeded the Company’s aggregate incremental cost (i.e., additional variable operating costs) for use of the corporate aircraft during each of these fiscal years. Consistent with SEC rules, no amounts have been reported in the All Other Compensation column for Mr. Peters or Mr. Foss with respect to their personal use of Company owned aircraft.

(5) Due to the unforeseen significant reduction in business travel in fiscal 2020 as a result of the COVID-19 pandemic, the majority of hours flown on one of our two aircraft in fiscal year 2020 reflected personal use by Mr. Peters, despite the total amount of personal usage during fiscal year 2020 being substantially similar to fiscal year 2019. On December 8, 2021, the Company sold this aircraft.

(6) On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. Amounts disclosed in the Summary Compensation Table solely reflect amounts received for services provided as Interim Chief Executive Officer.

Employment Agreements
Our Compensation Committee approved amended and restated employment agreements in 2016 for Mr. Milligan and Ms. Houghton. Mr. Milligan’s employment agreement provided for an initial term of four years. Ms. Houghton’s employment agreement provided for an initial term of two years. In July 2017 and March 2019, the terms of the applicable employment agreements with each of our existing NEOs were extended. In March 2019, the terms of the applicable employment agreements were extended to March 2023 for Mr. Milligan, and to March 2022 for Ms. Houghton. In March 2022, the terms of the agreement with Ms. Houghton were extended to March 2023.

The base salary levels for each NEO were established in the employment agreements entered into in July 2016. The employment agreements for Mr. Milligan and Ms. Houghton provide that the initial base salaries shall be $400,000, and $300,000 per annum, respectively. The NEOs’ current salary levels are reported in the CD&A above. The employment agreements also provide a target annual bonus of 100% of base salary for each of Mr. Milligan and Ms. Houghton.
Mr. Milligan and Ms. Houghton are also eligible to receive an annual incentive bonus based on the Company’s and the applicable executive’s performance as determined by our Compensation Committee. Each employment agreement also provides that the applicable executive shall be entitled to participate in the benefit plans made available generally to the Company’s other senior executives, with the Company paying 100% of the premiums for health insurance coverage for the executive and his or her eligible dependents.
On September 16, 2021, our Compensation Committee approved an employment agreement, effective as of August 2, 2021, with Peter N. Foss, who was appointed by HTA's Board of Directors as the Company's interim President and Chief Executive Officer on August, 2, 2021. Mr. Foss's employment agreement provides for an annual base salary of $835,000 and that he will be eligible to receive a target bonus equal to $1,237,000 and a maximum bonus equal to $1,875,000 with respect to the period from September 1, 2021 to August 30, 2022, with one-third of the bonus allocable to the period from September 1, 2021 to December 31, 2021, and the remaining two-thirds of the bonus allocable to the period from January 1, 2022 to August 30, 2022. The actual bonus earned by Mr. Foss with respect to each period is based on achieving performance objectives for the CEO and the Company as determined and approved by the Compensation Committee in its sole discretion. The agreement also provides for a restricted stock award with respect to 105,660 shares of HTA's common stock, to be granted within 10 days of execution of Mr. Foss’ employment agreement, that will vest on the first anniversary of effective date of the agreement, and a one-time special signing bonus of $100,000, which shall be payable back to the Company in full in the event Mr. Foss's employment with the Company terminates during the term of the agreement due to his resignation or by the Company for cause. The agreement also provides that he will be entitled to participate in the benefit plans made available generally to the Company's other senior executives. The term of the agreement shall be the period commencing on the effective date of the agreement and ending on the earliest to occur of (i) the date on which a permanent successor as Chief Executive Officer of the Company is appointed by the Board and assumes such position, (ii) the occurrence of a Corporate Transaction, as defined by the Employment Agreement, and (iii) the date on which employment otherwise terminates in accordance with Section 9 of the Employment Agreement. Upon termination of the agreement on or prior to August 30, 2022 due to (a) a replacement of a permanent CEO, (b) change in control, or (c) termination of employment without Cause, Mr. Foss shall be entitled to severance pay of a full year of salary and target bonus (or in the case of a change in control, the maximum bonus), less any salary or bonus previously paid.
For information on the benefits provided to the NEOs in connection with a termination of employment or a change in control of the Company, as well as certain restrictive covenants provided in each executive’s employment agreement, please see “Potential Payments upon Termination or Change in Control” below.

Grants of Plan-Based Awards Table - Fiscal 2021
The following table presents information concerning plan-based awards granted to our NEOs during the year ended December 31, 2021. All equity awards were granted pursuant to the 2006 Incentive Plan. For additional information regarding the awards reflected in this table, please see the CD&A and the notes to the Summary Compensation Table above.

	Compensation Committee Approval Date		Estimated Future Payouts under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)
Scott D. Peters(1)	12/3/2020	1/5/2021	—	—	—	161,805	4,239,291
	N/A	N/A	—	—	—	—	—
Peter N. Foss(1)	9/16/2021	9/16/2021	—	—	—	105,660	3,234,253
	N/A	N/A	1,237,000	1,237,000	1,875,000	—	—
Robert A. Milligan	12/3/2020	1/5/2021	—	—	—	49,786	1,304,393
	N/A	N/A	300,000	600,000	900,000	—	—
Amanda L. Houghton	12/3/2020	1/5/2021	—	—	—	35,794	937,803
	N/A	N/A	225,000	450,000	675,000	—	—

(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021.
(2) Awards granted based on 2020 performance for Messrs. Peters and Milligan and Ms. Houghton. Each award represents a grant of restricted stock that generally vests based on the executive’s continued service with the Company through the applicable vesting date. One-third of Mr. Peters’ January 5, 2021 award vested on January 5, 2021. Mr. Peters’ unvested awards were forfeited upon his resignation effective August 2, 2021. The awards granted to Mr. Milligan and Ms. Houghton on January 5, 2021 vest in three equal installments on January 5, 2022, January 5, 2023 and January 5, 2024. Mr. Foss’ September 16, 2021 award vests on August 2, 2022.
Outstanding Equity Awards Table at Fiscal 2021 Year-End
The following table presents information concerning outstanding equity awards held by our NEOs as of December 31, 2021. Our NEOs are generally entitled to dividends paid on unvested shares and do not hold any option awards.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Peter N. Foss (2)	112,959	3,771,701
Robert A. Milligan (3)	83,843	2,799,518
Amanda L. Houghton (4)	63,619	2,124,238

(1) Based on the closing price of our common stock on the NYSE as of December 31, 2021 of $33.39 per share.
(2) Reflects (i) 1,481 restricted shares of our common stock, which vest and become non-forfeitable on July 7, 2022, (ii) 1,406 restricted shares of our common stock, which vest and become non-forfeitable on July 9, 2022, (iii) 105,660 restricted shares of our common stock, which vest and become non-forfeitable on August 2, 2022, (iv) 1,481 restricted shares of our common stock, which vest and become non-forfeitable on July 7, 2023, (v) 716 restricted shares of our common stock, which vest and become non-forfeitable on July 9, 2023, (vi) 1,481 restricted shares of our common stock, which vest and become non-forfeitable on July 7, 2024, and (vii) 734 restricted shares of our common stock, which vest and become non-forfeitable on July 7, 2025.
(3) Reflects (i) 23,844 restricted shares of our common stock, which vest and become non-forfeitable on January 2, 2022, (ii) 16,596 restricted shares of our common stock, which vest and become non-forfeitable on January 5, 2022, (iii) 10,213 restricted shares of our common stock, which vest and become non-forfeitable on January 2, 2023, (iv) 16,595 restricted shares of our common stock, which vest and become non-forfeitable on January 5, 2023, and (iv) 16,595 restricted shares of our common stock, which vest and become non-forfeitable on January 5, 2024.
(4) Reflects (i) 19,706 restricted shares of our common stock, which vest and become non-forfeitable on January 2, 2022, (ii) 11,932 restricted shares of our common stock, which vest and become non-forfeitable on January 5, 2022, (iii) 8,119 restricted shares of our common stock, which vest and become non-forfeitable on January 2, 2023, (iv) 11,931 restricted shares of our common stock, which vest and become non-forfeitable on January 5, 2023, and (iv) 11,931 restricted shares of our common stock, which vest and become non-forfeitable on January 5, 2024.

Option Exercises and Stock Vested Table - Fiscal 2021
The following table shows the number of shares of common stock of the Company subject to stock awards that vested and the value realized upon vesting of such shares for each of the NEOs during 2021:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Peter N. Foss (2)	3,647	98,807
Scott D. Peters	139,733	3,777,076
Robert A. Milligan	34,933	962,055
Amanda L. Houghton	30,795	848,094

(1) The value realized for restricted stock awards is based on the closing price of our common stock on the day prior to the applicable vesting date.
(2) Reflects shares of common stock that vested with respect to awards previously granted to Mr. Foss as an independent director of the Company prior to his appointment as Interim President and Chief Executive Officer.
Potential Payments upon Termination or Change in Control
Summary of Potential Payments upon Termination of Employment.    As described above, we have entered into employment agreements with each of our NEOs, which provide certain benefits to the executive in the event of his or her termination of employment with us under certain conditions. In each case, the amount of the benefits varies depending on the reason for the termination. The following is a summary of the benefits provided under each executive’s employment agreement as in effect as of December 31, 2021.
Termination without Cause; Resignation for Good Reason.    If, during the term of the employment agreement, we terminate the executive’s employment without Cause, or he or she resigns for Good Reason (as such terms are defined in the applicable employment agreement), the executive will be entitled to the following benefits:
•A prorated bonus for the year in which the termination occurs (based on the executive’s period of service during the year).
•A lump sum cash severance payment equal to:
•in the case of Mr. Foss, (i) the difference between his base salary and the amount of base salary paid through termination and (ii) the difference between his target bonus and the amount of bonus paid through termination; and
•in the case of Mr. Milligan and Ms. Houghton, two times his or her then-current base salary.
•Payment by the Company of premiums to continue healthcare coverage under COBRA for six months in the case of Mr. Milligan and Ms. Houghton.
•Immediate vesting of the executive’s then-outstanding and unvested equity awards.
In each case, the executive’s right to receive the severance benefits described above is contingent on the executive providing a general release of claims in favor of the Company.
Disability.    If we terminate the executive’s employment by reason of his or her disability, the executive will be entitled to payment by the Company of premiums to continue healthcare coverage under COBRA, for six months in the case of Mr. Milligan and Ms. Houghton. In addition, the Mr. Milligan’s and Ms. Houghton’s then-outstanding and unvested equity awards will become immediately vested. In the case of Mr. Foss, a prorated portion of the equity award granted pursuant to his employment agreement shall vest based on the number of days he was employed by the Company during the term compared to 365 days and any other outstanding equity incentive awards received prior to the effective date of his employment shall be treated in accordance with the applicable provisions of the applicable incentive plan or related award agreements.
Death.    In the event of a termination due to death, the executive’s then-outstanding and unvested equity awards will become immediately vested in the case of Mr. Milligan and Ms. Houghton. In the case of Mr. Foss, a prorated portion of the equity award granted pursuant to his employment agreement shall vest based on the number of days he was employed by the Company during the term compared to 365 days and any other outstanding equity incentive awards received prior to the effective date of his employment shall be treated in accordance with the applicable provisions of the applicable incentive plan or related award agreements.

Non-Compete Agreement and Non-Solicitation Covenants.    Mr. Milligan’s and Ms. Houghton’s employment agreements include non-competition and non-solicitation covenants in favor of the Company. If the Company elects upon the executive’s termination of employment to enforce the non-competition covenant, the covenant would generally apply for one year following the executive’s termination of employment, and if the executive’s employment is terminated for any reason other than by the Company for Cause or due to the executive’s death, the Company would be required to pay the executive an amount equal to 60% of the sum of the executive’s base salary in effect on the termination date and the executive’s annual bonus for the year preceding the year in which the termination date occurred. In addition, if the executive’s employment with us terminates upon or following the expiration of the term of his or her employment agreement, the executive’s equity-based awards will generally remain outstanding and eligible to vest for up to two years following the termination date, subject to the executive’s compliance with the non-competition covenant through the applicable vesting date. In each case, the executive would also be subject to a covenant not to solicit our customers, vendors, or employees for one year after the executive’s termination date. These agreements also limit each executive’s ability to disclose or use any of our confidential business information or practices.
The following table summarizes the value of the termination payments and benefits that each of our NEOs would receive if he or she had terminated employment with us on December 31, 2021 under the circumstances shown. No such termination payments or benefits would be payable to a NEO upon a termination by the Company for Cause. The amounts shown in the tables do not include accrued but unpaid salary, earned annual bonus for 2021, or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

Name	Resignation Without Good Reason ($)	Termination Without Cause or Resignation For Good Reason ($)	Death ($)	Disability ($)
Peter N. Foss
Cash Severance (1)	—	1,254,609	—	—
Value of Unvested Equity Awards (3)	—	3,771,701	1,703,237	1,703,237
Total	—	5,026,310	1,703,237	1,703,237
Robert A. Milligan (5)
Cash Severance (1)	—	1,200,000	—	—
Benefit Continuation (2)	—	10,875	—	10,875
Value of Unvested Equity Awards (3)	—	2,799,518	2,799,518	2,799,518
Non-Compete Payment (4)	675,000	675,000	—	675,000
Total	675,000	4,685,393	2,799,518	3,485,393
Amanda L. Houghton (6)
Cash Severance (1)	—	900,000	—	—
Benefit Continuation (2)	—	14,991	—	14,991
Value of Unvested Equity Awards (3)	—	2,124,238	2,124,238	2,124,238
Non-Compete Payment (4)	473,850	473,850	—	473,850
Total	473,850	3,513,079	2,124,238	2,613,079

(1) Represents a lump sum cash severance payment equal to, in the case of Mr. Foss, (i) the difference between his base salary and the amount of base salary paid through termination and (ii) the difference between his target bonus and the amount of bonus paid through termination, in the case of the other NEOs, two times the executive’s then-current base salary.
(2) Represents company-paid COBRA for medical, dental and vision coverage based on 2021 rates for six months in the case of Mr. Milligan and Ms. Houghton.
(3) Represents the value of unvested equity awards that vest upon the designated event pursuant to the executive’s employment agreement as described above. Awards of restricted common stock are valued based upon the closing price of our common stock on the NYSE as of December 31, 2021 of $33.39 per share.

(4) As noted above, the Company may elect to have the executive be subject to a non-competition covenant for one year following the executive’s termination of employment, subject to the Company making a payment to the executive if the termination is for any reason other than by the Company for Cause or due to the executive’s death. This amount represents 60% of the sum of the executive’s base salary in effect on December 31, 2021 and the executive’s annual bonus for 2020.

(5) Mr. Milligan’s employment agreement was amended on March 13, 2022 as further outlined in the Company’s Current Report on Form 8-K filed March 15, 2022.
(6) Ms. Houghton’s employment agreement was amended on March 11, 2022 as further outlined in the Company’s Current Report on Form 8-K filed March 15, 2022.

Summary of Potential Payments upon a Change in Control.    No NEO would be entitled to cash benefits or accelerated vesting of equity awards simply because a change in control of the Company occurs. Pursuant to the 2006 Incentive Plan, equity awards under the plan (including awards held by our NEOs) would generally vest upon the occurrence of a change in control of the Company (as defined in the plan) only if they are not assumed or otherwise continued after the transaction or, in the event such award is assumed or otherwise continued after the transaction, if the holder’s employment is terminated by us without Cause or by the holder for Good Reason within one year after the change in control. The following table summarizes the value of each executive’s outstanding equity awards that may have vested in connection with a change in control as of December 31, 2021.

Name	Change in Control ($)
Peter N. Foss
Value of Unvested Equity Awards (1)	3,771,701
Total	3,771,701
Robert A. Milligan
Value of Unvested Equity Awards (1)	2,799,518
Total	2,799,518
Amanda L. Houghton
Value of Unvested Equity Awards (1)	2,124,238
Total	2,124,238

(1) Represents the value of unvested awards of restricted common stock, which are valued based upon the closing price of our common stock on the NYSE as of December 31, 2021 of $33.39 per share.
CEO Pay Ratio
Pursuant to the Exchange Act, we are required to disclose in this proxy statement the ratio of the total annual compensation of our CEO to the median of the total annual compensation of all of our employees (excluding our CEO). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our CEO’s total compensation for 2021 was $5,406,253 and the median of the total compensation of all of our employees (excluding our CEO) for 2021 was $70,823. Accordingly, we estimate the ratio of our CEO’s total compensation for 2021 to the median of the total compensation of all of our employees (excluding our CEO) for 2021 to be 76 to 1.
We selected December 31, 2021, which is a date within the last three months of fiscal 2021, as the date we would use to identify our median employee. To find the median of the annual total compensation of all our employees (excluding our CEO), we used the amount of the employee’s base compensation and cash bonuses, as well as stock awards granted to the employee during 2021 (based on the grant date fair value of the awards as determined for accounting purposes). All other compensation, such as premiums for healthcare coverage and 401(k) matching arrangements that are included in the “Summary Compensation Table” above, are not included in this calculation as they are deemed immaterial and would result in no change to the pay ratio above. In making this determination, we annualized compensation for those employees who did not work for the Company for the entire fiscal year. We did not make any cost-of-living adjustments in identifying the median employee.
This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis (“CD&A”) we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies for 2021 with respect to our NEOs, and the material factors that we considered in making those decisions. Following this CD&A, under the heading “Executive Compensation” you will find a series of tables containing specific data about the compensation earned in 2021 by the following NEOs:

Name	Title(s)
Scott D. Peters(1)	Former President, Chief Executive Officer and Chairman of the Board
Peter N. Foss(1)	Interim President and Chief Executive Officer
Robert A. Milligan	Chief Financial Officer, Secretary and Treasurer
Amanda L. Houghton	Executive Vice President - Asset Management
(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. Effective August 2, 2021, the Lead Independent Director of our Board of Directors, W. Bradley Blair, II, was elected to be the Chairman of the Board of Directors.

Compensation Philosophy and Objectives
Our Compensation Committee is charged with setting compensation for our NEOs. Pursuant to the terms of our Compensation Committee charter, our Compensation Committee has oversight over all of our compensation programs, including plans and programs relating to cash compensation, incentive compensation and equity-based awards.
The objectives of our executive compensation program are set forth below:
•attract, retain and motivate talented executives;
•link compensation realized with the achievement of pre-established short-term and long-term financial and strategic goals, as well as our Compensation Committee’s assessment of an individual’s overall contributions generally and to the achievement of our corporate goals and objectives;
•align management and stockholder interests by encouraging long-term value creation; and
•maintain compensation and corporate governance practices that are designed to create value for our stockholders.
Our Compensation Committee recognizes that effective compensation strategies are critical to recruiting and retaining key employees who contribute to our long-term success and thereby create value for our stockholders. An important objective of our Compensation Committee is to align the financial interests of our executives with those of our stockholders by maintaining a performance and achievement-focused culture that provides our executives with competitive cash incentive opportunities and long-term, equity incentive compensation for strong performance measured against key financial and strategic goals.
Compensation Best Practices
The Company’s executive compensation program includes a number of features intended to reflect best practices in the market and help ensure that the program reinforces stockholder interests. These features include the following:

What We Do	What We Do NOT Do
DO appoint a Compensation Committee comprised solely of independent directors	NO guaranteed cash incentives, equity compensation or salary increases for existing NEOs
DO conduct annual compensation risk assessments	NO material perquisites
DO use an independent compensation consultant	NO change-in-control tax gross ups for any NEO
DO align annual bonus and performance, with 70% of our NEO’s short-term incentive plan linked to the achievement of a balanced mix of quantitative Company goals and 30% linked to individual performance
NO repricing or buyouts of underwater stock options without stockholder approval or granting of discounted stock options or Stock Appreciation Rights (“SARs”)
DO align long-term equity incentive and performance by linking 70% of our NEO’s long-term incentive plan compensation to quantitative Company performance measured over a multi-year period and 30% linked to individual performance
NO future pledges of Company common stock/OP Units by directors or executive officers
DO review compensation policies and practices as part of overall review of material risks or exposures associated with internal and external risks	NO “single-trigger” change in control cash payments or acceleration of equity awards
DO provide standardized severance benefits for NEOs	NO equity plan evergreen provisions
DO maintain stringent stock ownership guidelines (6x base salary for the CEO and 4x base salary for all other NEOs)	NO hedging or derivative transactions involving our common stock
DO submit our executive compensation program for our NEOs to annual say-on-pay advisory votes for stockholder consideration

2021 Compensation Components
We have entered into employment agreements with each of our NEOs. We believe these employment agreements help promote continuity of our management team. These agreements were based on then applicable market compensation data compiled by our independent compensation consultant, the respective executive’s relative experience, each executive’s contributions to the Company’s performance over time, and their importance to the Company’s performance on a forward-looking basis. The compensation structure and metrics are evaluated on an annual basis as part of the broader independent compensation consultant review. As of December 31, 2021, the components of our NEOs’ compensation are as follows:

Component	Component Description	% of NEO Total Target Compensation
Annual Base Salary	The annual base salary provides the fixed portion of total compensation of our NEOs and is intended to attract and retain talented individuals and to reward core competence of each executive in their respective roles relative to skill, experience and contributions to us.	30%

Annual Bonus	The annual bonus is intended to reward achievement of performance objectives and is tied to our annual business plan and objectives. The annual bonus is determined by the Compensation Committee and includes both predetermined Company performance metrics (70% of the bonus) and individual performance targets (30% of the bonus).	36%

Long-Term Equity Incentives	The long-term equity incentives are intended to provide additional incentives to achieve performance goals, to help create long-term value for the Company’s stockholders, and to attract and retain key executives. The long-term equity incentives awards for each year are based 70% on the Company’s achievement of pre-established corporate metrics and 30% on the Compensation Committee’s assessment of the NEO’s individual performance. Incentives are paid annually to the executives following the Compensation Committee’s review of performance for the applicable period in the form of restricted stock which vests over future periods.	33%

One-Time Awards	The Compensation Committee may award executives with (i) one-time equity awards tied to the execution of new employment agreements or (ii) one-time cash or equity awards for actual and specific performance throughout the year or in such other circumstances as the Compensation Committee may determine to be appropriate. These one-time awards are contemplated by the Compensation Committee in its review of an executive’s total compensation on an annual basis.

	Since our listing on the NYSE in 2012, the Compensation Committee has approved one-time awards totaling $8.3 million for our NEOs, which amounts to no more than 10% of total compensation paid to all of our NEOs since our listing in 2012.	None Targeted
The Compensation Committee engages independent compensation consultants, Willis Towers Watson (“WTW”), from time to time to help ensure that total executive compensation is reflective of performance, within the identified peer group compensation parameters, and reflects an appropriate combination of cash and equity. The Compensation Committee may at times use its discretion to adjust certain payments in order to align them with long-term incentives or market parameters for the Company’s peer groups. Following the changes made in 2018 to the executive compensation plan, the Compensation Committee left the 2021 plan design largely unchanged. See “Elements of our 2021 Compensation Program” for further details.
Performance Highlights
As context for the decisions of our Compensation Committee described below in this CD&A for the year ended December 31, 2021:
•Achieved Normalized FFO of $1.75 per diluted share for 2021, an increase of 2.3% compared to 2020.
•Raised our quarterly dividend for the 8th consecutive year.
•Executed approximately 2.8 million square feet of GLA of new and renewal leases, or approximately 10.8% of the total GLA of our portfolio. Re-leasing spreads increased to 2.0% while tenant retention for our Same-Property portfolio was 74% by GLA.
•Completed the acquisition of $308.8 million of MOB investments totaling approximately 960,000 square feet of GLA, with expected year-one contractual yields of approximately 5.7%. These properties were approximately 85% leased as of closing, and are located within our key markets. Additionally, we funded approximately $80 million in loan funding commitments and development joint ventures for MOB development projects in Houston, Texas, Charlotte, North Carolina, and Raleigh, North Carolina.
•Completed the disposition of fifteen MOBs located in non-key markets for an aggregate gross sales price of $88.3 million, representing approximately 599,000 square feet of GLA, and generating net gains of approximately $39.2 million.

•Completed the development of three new on-campus MOBs located in the key markets of Miami, Florida; Bakersfield, California; and Dallas, Texas. Total construction costs on these developments were approximately $110 million and totaled approximately 245,000 square feet of GLA and are currently 78% leased. Our development pipeline consists of five projects in the pre-leasing process, totaling over 850,000 square feet of GLA. These projects are located in Houston, Orlando and Raleigh and are highlighted by HTA's previously announced strategic partnership with Medistar Corporation to co-develop the Texas A&M Innovation Plaza - Horizon Tower located in Houston, Texas, a 485,000 square foot medical office and life sciences tower with anticipated costs of $215 million expected to commence construction in 2022.
•Entered into a third amended and restated $1.3 billion Revolving Credit and Term Loan Agreement, lowering the Company’s borrowing costs and extending maturities.
•Issued approximately 9.4 million shares of our common stock under our ATM program for net proceeds of approximately $251.3 million, adjusted for costs to borrow equating to a net price to us of $26.68 per share of common stock.
•Ended 2021 with total liquidity of $1.1 billion, inclusive of $1.0 billion available on our unsecured revolving credit facility, and $52.4 million of cash and cash equivalents, resulting in leverage of (i) 27.7%, measured by debt less cash and cash equivalents to total capitalization and (ii) 5.9x, measured by debt less cash and cash equivalents to Adjusted EBITDAre.
Please see the section titled “Overview of 2021 Performance” above for additional information on our performance during the past year.
Compensation Policies
Our executive compensation program includes a number of features intended to reflect best practices in the market and to help ensure that the program reinforces and aligns with our stockholders’ interests. These features are described in more detail below in this CD&A and include the following:
Aligned with Performance
•The majority of our executives’ compensation is at-risk. As shown in the table below, for fiscal year 2021, approximately 72% of Mr. Milligan’s and Ms. Houghton’s total direct compensation was performance-based. As used in this discussion, the term “total direct compensation” for 2021 means the aggregate amount of the executive’s base salary and actual annual bonus earned for 2021, and the grant date fair value long-term equity incentive awards earned based on performance for 2021, but issued in early 2022.

		2021
Name	Principal Position	Base Salary	Bonus	Short-term Incentive Award	Long-term Incentive Stock (3)	Total Compensation (4)	Performance-Based	Performance-Based %
Scott D. Peters(1)	Former Chief Executive Officer, President and Chairman of the Board	$638,413	$—	$—	$—	$638,413	$—	—%
Peter N. Foss (1)	Interim President and Chief Executive Officer	353,640	100,000	463,751	3,234,253	4,151,644	463,751	11%
Robert A. Milligan (2)	Chief Financial Officer, Secretary and Treasurer	600,000		590,700	964,800	2,155,500	1,555,500	72%
Amanda L. Houghton (2)	Executive Vice President - Asset Management	450,000		443,025	723,600	1,616,625	1,166,625	72%

(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. On September 16, 2021, HTA entered into an employment agreement with Mr. Foss, which provides for an annual base salary of $835,000. In connection with his appointment as Interim President and Chief Executive Officer, Mr. Foss was granted a one-time special signing bonus of $100,000 as well as a restricted stock award of 105,660 shares at a share price of $30.61.

(2) In 2021, the Compensation Committee deferred 10% of the 2020 Target bonus for each executive to 2021 in response to the COVID-19 pandemic and allowed our executives to earn the deferred amount in 2021 at a rate equal to the Company’s performance calculation. Accordingly, included in the short-term incentive award for Mr. Milligan and Ms. Houghton is $53,700 and $40,275, respectively, of the deferred bonus related to 2020 performance.
(3) Long-term incentive stock represents the grant date fair value (as determined for accounting purposes) of long-term incentive stock awards that were granted to our NEOs in 2022 for their 2021 performance.

(4) The total compensation above will differ from the total compensation in the section below titled “Executive Compensation - Summary Compensation Table” as the table above includes long-term incentive stock that was granted in 2022 for our NEOs’ 2021 performance (whereas the Summary Compensation Table includes long-term incentive stock that was granted in 2021 for 2020 performance).

•Each executive’s base salary represents our Compensation Committee’s view of the appropriate level of fixed compensation necessary to attract and retain executive talent. Salaries are based on a number of factors, including competitive market data, the scope of the executive’s role in the Company, the executive’s level of experience, and the executive’s performance potential.
•Our executives’ bonuses under our annual incentive program reward achievement of performance objectives tied to our annual business plan and objectives. A range of earnings opportunities, corresponding to three levels of performance (i.e., Threshold, Target and High), are established for each of our executives. Bonus awards to our executives depend on actual achievement relative to pre-established corporate objectives for 70% of the bonus opportunity, and our Compensation Committee’s subjective assessment of each executive’s individual performance for the remaining 30% as described below under the section titled “Elements of our 2021 Compensation Program.”
•Our executives also participate in our long-term equity incentive program, which rewards executives with restricted common stock based on performance during the fiscal year. Our Compensation Committee and the Board of Directors approved a change to the Company’s incentive plan in 2018 based on feedback from stockholders and our independent compensation consultants to put greater emphasis on the performance of the Company as a whole. The Company performance portion of each executive’s award was increased from 50% to 70%, and the subjective and discretionary measurements used in prior years were eliminated and replaced with objective measurements to determine the Company performance portion of the award.
During 2021, our Compensation Committee approved Threshold, Target and High award opportunities, with the value of the shares awarded to each executive to be determined based on our actual achievement of pre-established corporate objectives and the Compensation Committee’s subjective assessment of each executive’s individual performance as described below. This value was then converted into restricted shares issued in March 2022 (based on the value of our common stock at the time of issuance) that would vest over a multi-year period, subject to the executive’s continued employment with the Company. Thus, the program is designed to create additional incentives to achieve specified performance goals during the performance year and to remain with the Company over the vesting period following the end of the performance year, as well as further aligning the interests of our executives with those of stockholders through their equity interests in the Company.
Responsive to Stockholders
•In 2021, the Compensation Committee adopted a clawback policy in consideration of leading practices in governance and to align management incentives with stockholder interests.
•In 2018, the Company made changes to its incentive plan by increasing the Company performance portion of each executive’s award from 50% to 70% and eliminating subjective and discretionary measurements and replacing them with objective measurements to determine the Company performance portion of the award. In addition, the Company increased the timeline of performance for long-term incentives from three to five years.
•In 2017, due to the transformational events and one-time transaction bonuses given as a result of the Duke acquisition, our Compensation Committee made several discretionary adjustments to the specific calculations of certain NEO awards to ensure that total compensation paid was consistent with peer pay practices and included the appropriate allocation of short-term and long-term awards.
•In 2016, our CEO voluntarily offered and agreed to amend his employment agreement to remove a “walkaway” provision that would have allowed him to terminate his employment for any reason in connection with a change in control of the Company and receive the severance benefits provided in his employment agreement. Under the currently applicable employment agreement with our CEO (and the currently applicable employment agreements we entered into with each of our two other NEOs), severance benefits are provided only if the executive’s employment is terminated by us without cause or by the executive for good reason.
Reflects Compensation Best Practices
•Our Compensation Committee is comprised entirely of independent directors and engages independent compensation consultants, WTW, to advise on matters related to our executive compensation program such as jointly developing peer groups. This allows our Compensation Committee to review total compensation in relation to our peer groups to ensure our executive compensation program is competitive.
•Our Risk Management Committee reviews our compensation policies and practices as a part of its overall review of the material risks or exposures associated with our internal and external risks. Through this review process, our Risk Management Committee has concluded that our compensation programs are not reasonably likely to have a material adverse effect on our stockholders or us.
•Our Amended and Restated 2006 Incentive Plan expressly prohibits repricing of stock options without stockholder approval.

•Our Compensation Committee maintains stock ownership guidelines for our executives. Under these guidelines, our CEO and other NEOs are required to own a minimum of six and four times their applicable executive’s base salary, respectively, of fully vested shares of our common stock. Each of our NEOs currently meets this guideline.
•We do not provide any tax gross-up payments or material perquisites to our NEOs.
Compensation Consultant and Peer Groups
Our Compensation Committee periodically reviews the compensation arrangements of our executive officers and employees, and our overall compensation structure. In 2021, our Compensation Committee engaged WTW, as its independent compensation consultant, to assist in its review of executive compensation, including base salary, annual bonus and long-term equity incentive awards, as well as the compensation of our non-employee directors. In 2021, WTW invoiced the Company for approximately $62,000 in fees in connection with its advisory services for the Compensation Committee. In addition, WTW affiliates received approximately $66,000 in fees in connection with insurance-related services performed during 2021. The Compensation Committee has reviewed the services provided by WTW affiliates and, after consideration of such services and other factors prescribed by the SEC for purposes of assessing the independence of compensation consultants, has determined that its engagement of WTW does not raise any conflicts of interest with us or any of our directors or executive officers.
Our Compensation Committee re-evaluated our peer groups in 2021 and when selecting a peer group of companies to evaluate our executive compensation program, our Compensation Committee utilized WTW to provide the selected combination of peers based on comparable (i) market capitalization, (ii) size, scale and complexity, and (iii) operating intensity of the underlying business. Our Compensation Committee accepted WTW’s recommendations and the resulting peer group includes (i) our directly competitive, publicly traded healthcare REIT peers (“Healthcare REIT Peers”) and (ii) a group of other REITs based on total market capitalization relative to our total market capitalization (“Size-Based Peers”).
For the Healthcare REIT Peers, our Compensation Committee focused on companies with significant portfolios of MOBs that it believes we currently are competing with on a day-to-day basis for acquisitions, leasing, investor interest, management talent and other similar strategic initiatives. Our Compensation Committee recognizes that certain of the Healthcare REIT Peers are active with property types in addition to MOBs. Although the market capitalization and total capitalization of the Healthcare REIT Peers was in some cases substantially larger than ours, our Compensation Committee concluded that the operating intensity and complexity of their MOB portfolios relative to other healthcare asset types make them relevant from a comparative performance perspective. From a relative size perspective, our Healthcare REIT Peers had MOB portfolios ranging from approximately 15 million square feet to 24 million square feet of GLA, which is smaller than our MOB portfolio of approximately 25 million square feet of GLA as of December 31, 2021. Moreover, our Compensation Committee recognized the intensive level of effort required to actively operate, manage and lease a portfolio of multi-tenant MOBs such as ours. For these reasons, our Compensation Committee believes it is appropriate to include the larger Healthcare REIT Peers among the comparable peers in assessing market compensation levels and strategies.
For the Size-Based Peers, our Compensation Committee considered: (i) the size and geographic reach of each company’s portfolios; (ii) whether or not they actively managed their portfolios; (iii) the magnitude of their growth through acquisitions; (iv) the amount of their leverage; and (v) their total stockholder returns. Our Size-Based Peers had total market capitalizations that ranged from approximately $4 billion to $46 billion, with an average of approximately $13 billion as of December 31, 2021. Our total market capitalization of approximately $11 billion as of December 31, 2021 was consistent with our Size-Based Peers. The Compensation Committee believes it is appropriate to include the Size-Based Peers among the comparable peers in assessing our NEOs market compensation levels.

The Healthcare REIT Peers and the Size-Based Peers for 2021 are identified below:

Healthcare REIT Peers:	Size-Based Peers:
Healthcare Realty Trust, Inc. (NYSE: HR)	Alexandria Real Estate Equities Inc. (NYSE: ARE)
Healthpeak Properties, Inc. (NYSE: PEAK)	Brandywine Realty Trust (NYSE: BDN)
Medical Properties Trust, Inc. (NYSE: MPW)	Corporate Office Properties Trust (NYSE:OFC)
National Health Investors, Inc. (NYSE: NHI)	Cousins Properties, Inc. (NYSE: CUZ)
Omega Healthcare Investors Inc. (NYSE: OHI)	Douglas Emmett, Inc. (NYSE: DEI)
Physicians Realty Trust (NYSE: DOC)	Federal Realty Investment Trust (NYSE: FRT)
Sabra Health Care REIT, Inc. (NASDAQ: SBRA)	Healthcare Realty Trust, Inc. (NYSE: HR)
Highwoods Properties, Inc. (NYSE: HIW)
Hudson Pacific Properties, Inc. (NYSE: HPP)
Kilroy Realty Corp (NYSE: KRC)
Medical Properties Trust, Inc. (NYSE: MPW)
PS Business Parks Inc. (NYSE: PSB)
The review of comparable peers’ compensation programs is just one of the elements our Compensation Committee takes into account in making compensation decisions for our NEOs. Our Compensation Committee also considers the experience, tenure, and past and recent performance of each executive, as described below, and does not benchmark compensation at any particular level as compared with the peer group. Except as otherwise noted in this CD&A, decisions by our Compensation Committee are subjective and the result of our Compensation Committee’s business judgment, which is informed by the experiences of the members of our Compensation Committee as well as analysis and input from, and comparable peer data provided by, our Compensation Committee’s independent compensation consultants.
The Role of Stockholder Say-on-Pay Votes
We currently provide our stockholders with the opportunity to cast an advisory vote to approve our executive compensation program (referred to as a “say-on-pay proposal”) on an annual basis. At our 2021 Annual Meeting of Stockholders, a non-binding, advisory vote on the frequency of our say-on-pay proposal was presented and approximately 86% of the votes cast thereon voted in favor of the proposal.
Employment Agreements
We have entered into employment agreements with each of our NEOs. We believe these employment agreements help promote continuity of our management team. In July 2016, our Compensation Committee approved amended and restated employment agreements for each of our NEOs, and in July 2017 and March 2019, the terms of the applicable agreements with each of our existing NEOs were extended. In March 2019, the terms of the applicable agreements were extended to March 2023 for Messrs. Peters and Milligan. On July 29, 2021, Mr. Peters resigned as a director and Chairman of the Board, President and Chief Executive Officer of the Company, effective August 2, 2021. On September 16, 2021, we entered into an employment agreement with Mr. Foss, who was appointed Interim President and Chief Executive Officer of the Company, effective August 2, 2021. In March 2022, the terms of the agreement with Ms. Houghton were extended to March 2023. In approving these employee agreements and in extending the terms thereof, our Compensation Committee focused on (i) internal factors, such as the achievements of the Company (including the achievements noted under “Performance Highlights”) and the responsibilities and the performance of each of our NEOs, and (ii) external factors, such as the compensation provided to comparable executives in the referenced peer group at the time the employment agreements were entered into.
The material terms of these employment agreements are described above in the applicable sections of this CD&A and in the compensation tables and narratives that precede the CD&A under the sections titled “Employment Agreements” and “Potential Payments upon Termination or Change in Control.”
Elements of our 2021 Compensation Program
In 2021, the key elements of compensation for our NEOs were base salary, non-equity incentive plan compensation and long-term equity incentive awards, as described in more detail below. In addition to these key elements, each employment agreement for our NEOs provides for severance protection under certain circumstances, as discussed below.

Base Salary
Base salary provides the fixed portion of compensation for our NEOs and is intended to attract and retain talented individuals and to reward core competence for each executive in their respective roles relative to skill, experience and contributions to us. Our Compensation Committee reviews base salaries on an annual basis in relation to our peers and the executive’s roles and responsibilities within the Company. Base salaries for our NEOs were as follows:

Executive	2020	2021	% Increase	2022	% Increase
Scott D. Peters (1)	$975,000	$975,000	0%	$—	0%
Peter N. Foss (1)	—	835,000	N/A	835,000	0
Robert A. Milligan	600,000	600,000	0	600,000	0
Amanda L. Houghton	450,000	450,000	0	450,000	0
(1) Scott D. Peters resigned on July 29, 2021, effective August 2, 2021, as a director and Chairman of the Board, President and Chief Executive Officer of the Company. On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021.

The base salary levels for each NEO were established in the employment agreements entered into in July 2016 for Mr. Peters, Mr. Milligan and Ms. Houghton and the employment agreement entered into in September 2021 for Mr. Foss. These salary levels were negotiated with each executive and set at levels our Compensation Committee believed to be competitive at that time in relation to similarly situated executives with the peer companies (based on size and complexity) and the performance levels of each of our named executives. Our Compensation Committee engaged its independent compensation consultant, WTW, to review total compensation for our NEOs as it relates to the peer group jointly developed with WTW and it uses this information as a reference point in making its compensation decisions.
Annual Bonus
Annual cash bonuses for our NEOs are intended to reward and recognize their contributions to our financial performance generally and their individual contributions. A portion of each executive’s annual cash incentive is determined based on the Company’s performance against pre-established metrics. At the beginning of each performance year, our Compensation Committee determines specific performance metrics and related goals for the Company and an award opportunity range (corresponding to Threshold, Target and High levels of performance) for each of our NEOs. Our Compensation Committee believes that the Target goals established by it are “stretch” (i.e., ambitious) goals, and, accordingly, (i) that strong performance is expected of the Company and an executive in order to achieve a payout at a Target level and (ii) that superior performance is expected of the Company and the executive in order to achieve a payout above a Target level. Our Compensation Committee includes an assessment of each NEO’s individual performance in the bonus program for a number of reasons, including the competitive industry in which the Company operates, the small size of the Company’s executive team, and the material responsibilities of each member of the executive team. In 2018, our Compensation Committee established an updated framework for executive compensation. For all NEOs, 70% of the bonus is determined by our Compensation Committee based upon the Company’s performance against pre-established goals, and 30% of the bonus is determined by our Compensation Committee based on its subjective assessment of the executive’s individual performance.
Company Performance Metrics.   Set forth below is a summary of the performance metrics for our 2021 bonus program and the reasons our Compensation Committee believes each performance metric is an important component of our pay-for-performance philosophy.

Performance Metric	Important Component
Same-Property Cash NOI Growth
We believe Same-Property Cash NOI is an important and widely recognized measure of internal growth for REITs, which is the foundation for the cash flows that support our dividend and an important component of TSR. For a further description of Same-Property Cash NOI, see “Non-GAAP Financial Measures” below.

Normalized FFO Per Share Growth
Normalized FFO is a common measure of operating performance for REITs because FFO excludes, among other items, transaction expenses and the effect of gains and losses from OP Units included in diluted shares and extinguishment of debt in order to allow investors, analysts and management to compare operating performance among companies and across periods on a consistent basis. A REIT’s Normalized FFO can have a significant impact on the trading price of its common stock and is, therefore, a significant contributor to TSR. For a further description of Normalized FFO, see “Non-GAAP Financial Measures” below.

Relative TSR
We believe TSR is the most direct measure of a company’s creation and preservation of stockholder value and that measuring TSR relative to other companies in the industry provides a better picture of a company’s performance than absolute TSR. For 2021, this metric measures our one-year TSR as compared to the SNL US REIT Healthcare Index as of the last trading day of the year.

Net Debt to Adjusted EBITDAre
We measured our balance sheet strength through a leverage metric of net debt to Adjusted EBITDAre, which we believe is fundamental to preserving stockholder value. For 2021, the Compensation Committee evaluated net debt to Adjusted EBITDAre.
We believe a strong balance sheet positions us to continue to execute our acquisition strategy, which is important to our growth. Our ability to access various capital markets and our efficiency in accessing those markets are important to our long-term stockholder value because our overall cost of capital is a critical component of our ability to improve earnings with accretive acquisitions.

The following table sets forth the performance metrics and goals approved by our Compensation Committee at the beginning of 2021 to measure 2021 corporate performance after the end of 2021, the relative weighting for each performance metric and the actual performance level achieved. The metrics set forth below are established on an annual basis and reviewed to ensure Target levels set forth below are established at or above our peer group average results. Performance at the Threshold, Target and High levels for a particular performance metric equates to award percentages of 50%, 100% and 150% of the bonus opportunity allocated to that metric, respectively. Award percentages are not pro-rated for performance between the stated levels, but performance levels are subject to rounding.

Metric	Weighting	Threshold (50%)	Target (100%)	High (150%)	Actual Performance	% Awarded (1)
Same-Property Cash NOI growth	20%	2.0%	2.5%	3.0%	1.7%	—%
Normalized FFO Per Share	30%	$1.71	$1.75	$1.79	$1.75	30%
Relative TSR	30%	Lower Quartile (25%)	Avg. Quartile (50%)	Upper Quartile (75%)	Upper Quartile	45%
Net Debt to Adjusted EBITDAre	20%	6.0x	5.75x	5.5x	5.9x	10%

(1) Represents the award percentage for the applicable metric based on performance, multiplied by the weighting for that metric, adjusted if the actual performance measure (based on increments of 1/100th of a percent for percentage-based calculations) falls between award percentages.
Based on these performance results, our Compensation Committee determined that each of our NEOs would be awarded 85% of their target bonus related to the Company performance component of the cash bonus program.
Individual Performance. Factors generally considered by our Compensation Committee in the assessment of individual performance for each executive include: (i) effectively implementing targeted acquisition strategies; (ii) effectively raising capital, promoting the Company in the capital markets, and effectively communicating with investors; (iii) effectively managing and leasing our portfolio; and (iv) effectively managing a strong balance sheet. In each case, the Compensation Committee may take into account such other factors as it considers relevant in assessing the executive’s performance. No individual goals were set in advance by our Compensation Committee, and no weighting or special emphasis was assigned to any particular performance achievement.

Our Compensation Committee assesses each NEO’s performance based on his or her individual achievements during the year to determine his or her individual performance score. Set forth below are the principal factors considered by our Compensation Committee in assessing each NEO’s individual performance during 2021.

Name	2021 Accomplishments
Peter N. Foss Achievement - Target
In 2021, Mr. Foss was appointed Interim President and Chief Executive Officer after the former CEO’s abrupt and unexpected resignation. Mr. Foss guided the Company through this transitional period, supporting continuing operations to maintain the health of the Company’s performance. Mr. Foss’ accomplishments during 2021 included the following:
•navigated the Company through a significant transitional period upon the unexpected resignation of the former CEO;
•provided the Company with leadership stability through multiple ongoing matters, including the investigation of whistleblower matters, the Board’s search for a permanent CEO, and the strategic review process;
•enhanced the organizational structure and culture by augmenting human resources function;
•supported executive and senior leadership growth through facilitation of management training programs;
•enabled collaboration within the organization through senior leadership strategy meetings focused on mission, vision, values and culture; and
•prioritized relationships with various stakeholders, including conducting investor meetings, performing team and site visits across the organization, and maintaining dialogue with key health systems.

Robert A. Milligan Achievement - Target
•Executed the Company’s earnings strategy to achieve normalized funds from operations of $1.75 per diluted share, an increase of 2.3% year-over-year;
•managed the Company’s financial position and capital allocation by maintaining a strong balance sheet, including liquidity of $1.1 billion and leverage of 27.7%, measured as debt less cash and cash equivalents to total capitalization and 5.9x, measured as debt less cash and cash equivalents to Adjusted EBITDAre;
•guided the Company’s development efforts, resulting in the completion of three new on-campus MOBs located in the key markets of Miami, Florida; Bakersfield, California; and Dallas, Texas, with construction costs of approximately $110 million and approximately 245,000 square feet of GLA;
•conducted the deployment of investment capital and oversaw the sourcing, underwriting, and execution efforts of $308.8 million of acquisitions, as well as funding approximately $80 million for MOB development projects in Texas and North Carolina, which includes funding of loan commitments and investments in development joint ventures;
•supported the Board’s strategic review process, providing a significant amount of time and resources to the Board’s financial advisors as they conducted their evaluation of the Company’s strategic plan; and
•directed the advancement in our accounting and finance departments to enhance capabilities of the department as a whole.

Amanda L. Houghton Achievement - Target
•Coordinated the execution of 2.8 million square feet of GLA of new and renewal leases with re-leasing spreads of 2.0%;
•drove tenant retention for our Same-Property portfolio of 74% by GLA;
•led negotiations of early renewals with major health system tenants, and successfully retained the tenancy of such tenants on more favorable terms; and
•drove efficiencies, strong tenant and health system relationships, and strategic partnerships and coordinated the efforts and realization of professional goals of our key leasing and asset management personnel.

Based on the above achievements in 2021, our Compensation Committee applied an individual performance rating of 100% for Mr. Foss, Mr. Milligan and Ms. Houghton. This reflects our Compensation Committee’s assessment of the target performance of the Company and its view of the NEOs individual achievements, including driving solid financial results consecutively year over year. Although our Compensation Committee viewed our NEOs’ individual performance as high, our Compensation Committee rated the individual performance of our NEOs as target to reflect the Company’s overall TSR compared to our Healthcare REIT and Size-Based peers.

These assessments were not based on specifically prescribed criteria established at the beginning of 2021 but, rather, were based on a subjective determination by our Compensation Committee of a combination of factors relevant to each executive’s position and individual performance that were important to helping the Company achieve its short-term and long-term corporate objectives.
The following table sets forth the range of the 2021 bonus opportunity for each of our NEOs and the actual bonus amounts awarded to each NEO for their respective 2021 performance, taking into account the Company and individual performance assessments described above. The Target bonus percentage is established in each NEO’s employment agreement. Our Compensation Committee established Threshold and High percentages based on 50% and 150%, respectively, of each NEO’s Target percentage.

	Range of 2021 Bonus Opportunities			2021 Bonus Earned
Executive	Threshold	Target	High	Actual % of Target (2)	Amount	2020 Bonus Deferred (3)	2021 Bonus Paid
Peter N. Foss(1)	$1,237,000	$1,237,000	$1,875,000	89.5%	$461,298	$—	$461,298
Robert A. Milligan	300,000	600,000	900,000	89.5%	537,000	53,700	590,700
Amanda L. Houghton	225,000	450,000	675,000	89.5%	402,750	40,275	443,025

(1) On July 30, 2021, our Board of Directors named Peter N. Foss as Interim President and Chief Executive Officer of the Company, effective as of August 2, 2021. Accordingly, Mr. Foss’ 2021 bonus represents the pro-rata portion of his target bonus for the period of his employment through December 31, 2021.
(2) Represents the sum of (i) the Company performance factor (which was 85% based on 2021 performance as described above) multiplied by the weighting of this component for each executive (70%) and (ii) the individual performance factor for each executive (which was 100% for each NEO, based on 2021 performance as described above) multiplied by the weighting of this component for each executive (30%).

(3) In 2021, the Compensation Committee deferred 10% of the 2020 Target bonus for Mr. Milligan and Ms. Houghton to 2021 in response to the COVID-19 pandemic and allowed our executives to earn the deferred amount in 2021 at a rate equal to the Company’s performance calculation.
Long-Term Equity Incentives
Our NEOs participate each year in our long-term incentive program. On September 16, 2021, the Company entered into an employment agreement with Mr. Foss, effective August 2, 2021, in connection with his appointment as Interim President and Chief Executive Officer. As part of that agreement, Mr. Foss was granted a restricted stock award with respect to 105,660 shares of the Company’s common stock, which will vest on August 2, 2022. Mr. Foss’s employment agreement does not provide for additional long-term equity incentives for the duration of the term of his agreement. Accordingly, the long-term equity incentive herein applies solely to Mr. Milligan and Ms. Houghton.
The objectives of our long-term incentive program are to promote achievement of performance goals, to focus our executive officers on creating long-term value for our stockholders, and to assist us in attracting and retaining key executives. Based on feedback from stockholders and our independent compensation consultant, our Compensation Committee established an updated evaluation framework for its 2018 long-term equity incentive plan and aligned all NEOs’ long-term equity incentives with that of their short-term incentives. For all NEOs, long-term incentive awards awarded in early 2019 based on 2018 performance increased from 50% to 70% for our Compensation Committee’s assessment of our achievement of corporate goals identified below, and from 50% to 30% for our Compensation Committee’s assessment of our executives’ individual performance during the applicable year. This weighting remained the same for the 2019, 2020 and 2021 fiscal years.
In addition, our Compensation Committee eliminated the subjective and discretionary Company measurements of (i) proactive asset management, (ii) financial flexibility, and (iii) franchise value that had been used for long-term incentives in prior years. Instead, our Compensation Committee utilized the following four objective measurements to determine the Company performance portion of the award: (i) relative TSR; (ii) Same-Property Cash NOI growth; (iii) net debt to Adjusted EBITDAre; and (iv) Normalized FFO per share growth. Although we have similar Company performance metrics for our short-term and long-term incentives, these metrics have significantly different weightings and measurements. The Company performance metrics for our long-term equity incentives is measured over a multi-year period to reflect our long-term focus.
For each NEO a range of potential award values, expressed in each case as a dollar amount, is established at the beginning of the applicable performance year corresponding to three levels of performance (i.e., Threshold, Target, and High) for long-term incentive compensation. Performance at the Threshold, Target and High levels for a particular performance metric equate to award percentages of 50%, 100% and 200%, respectively, of the long-term incentive opportunity allocated to that metric.

The amounts awarded under the long-term incentive program are determined by our Compensation Committee following the performance year in the form of restricted shares of our common stock. The number of shares of our common stock awarded is determined by converting the dollar value of the award into shares of our common stock using the closing price of our common stock on the day prior to our grant date. The shares of our common stock awarded to each executive under the program are then subject to a multi-year vesting schedule following the performance year. Our Compensation Committee believes that this structure creates additional incentives for our executives to achieve superior Company and individual performance during the performance year, as well as an additional retention incentive to remain with the Company through the awards’ vesting dates and further alignment of our executives’ interests with those of our stockholders through our executives’ ownership of the Company’s common stock.
Company Performance Metrics. At the beginning of 2021, our Compensation Committee approved the Company performance metrics for 2021 to be used in determining the levels of the 2022 long-term equity incentive awards to be granted to our executives in early 2022. See the discussion in the section titled “Annual Bonus - Company Performance Metrics” above for a summary of the performance metrics and the reasons our Compensation Committee believes each performance metric is an important component of our pay-for-performance philosophy.
For all NEOs, 70% of the value of their long-term incentive compensation award is determined by our Compensation Committee based upon the Company’s performance, and 30% of the value of their long-term compensation award is based on individual performance achievements as determined by our Compensation Committee on a discretionary basis at the end of the performance year. The metrics set forth below are established on an annual basis and reviewed to help ensure Target levels set forth below are established at or above our SNL HC REIT Index peers. The Company performance metrics for 2021, as well as the achievement level for each metric, were as follows:

Company Performance	Weighting	Threshold (50%)	Target (100%)	High (200%)	Actual Performance	% Awarded (1)
Five-year TSR vs SNL US REIT Healthcare Index (expressed in percentile)	50%	Lower Quartile (25%)	Avg. Quartile (50%)	Upper Quartile (75%)	Avg. Quartile	50%
Five-year Same-Property Cash NOI Growth	25%	2.0%	2.5%	3.0%	2.3%	14%
Five-year Normalized FFO Per Share Growth	10%	16%	20%	24%	8.7%	—%
Net Debt to Adjusted EBITDAre	15%	6.0x	5.75x	5.5x	5.9x	8%

(1) Represents the award percentage for the applicable metric based on performance, multiplied by the weighting for that metric, adjusted if the actual performance measure (based on increments of 1/100th of a percent for percentage-based calculations) falls between award percentages.

Component	2021 Achievement
Five-year TSR vs SNL US REIT Healthcare Index	Over the last five years, we have generated total stockholder returns of approximately 43%. This placed us in the average quartile for performance relative to our peers.
Five-year Same-Property Cash NOI Growth
Same-Property Cash NOI growth has averaged 2.3% annually for the last five years. This growth allowed us to increase our dividend for the 8th consecutive year and contributed to our TSR growth as noted above.

Five-year Normalized FFO Per Share Growth	Over the last five years, our Normalized FFO per share growth has increased approximately 8.7% to $1.75 per diluted share as of December 31, 2021.
Net Debt to Adjusted EBITDAre
We had leverage of 5.9x, measured as debt less cash and cash equivalents to Adjusted EBITDAre. As of December 31, 2021, we had total liquidity of $1.1 billion, including $1.0 billion available under our unsecured revolving credit facility and cash and cash equivalents of $52.4 million.

Based on these performance results, our Compensation Committee determined that all NEOs would be awarded 72% of their long-term incentive related to Company performance.
Individual Performance
For our Compensation Committee’s assessment of each executive’s individual performance during 2021, see the discussion in the section titled “Annual Bonus - Individual Performance” above in this CD&A.

The following table sets forth the range of the 2021 long-term incentive opportunity for each of our NEOs and the actual equity grant levels awarded for each executive for their respective 2021 performance. The Threshold, Target and High amounts for each of our NEOs were determined at the discretion of our Compensation Committee.

Executive	Threshold (50%)	Target (100%)	High (150%)	Actual % of Target (1)	Amount
Robert A. Milligan	$600,000	$1,200,000	$1,800,000	80%	$964,800
Amanda L. Houghton	450,000	900,000	1,350,000	80%	723,600

(1) Represents the sum of (i) the Company performance factor (which was 72% based on 2021 five-year performance as described above) multiplied by the weighting of this component for each executive (70%) and (ii) the individual performance factor for each executive (which was 100% for Mr. Milligan and Ms. Houghton, based on 2021 target performance) multiplied by the weighting of this component for each executive (30%).

Accordingly, each NEO received an award of restricted common stock on February 28, 2022, with the number of shares subject to each award being the amount awarded based on 2021 performance set forth in the table above, divided by $31.04, which was the closing price of our common stock on the last trading day prior to the grant date. The grants to Mr. Milligan and Ms. Houghton vest in three annual installments.
Under applicable accounting rules, the NEOs’ awards under our 2021 equity program were not considered “granted” until February 2022 when our Compensation Committee determined the dollar values of the restricted common stock to be awarded to each executive. In accordance with SEC rules, these grants will be reflected as compensation to each executive in 2022. The compensation tables below reflect the grants of restricted common stock made to our NEOs early in 2021 pursuant to our 2020 equity incentive program. For a description of our Compensation Committee’s process for determining these awards, please see the proxy statement filed for our 2021 Annual Meeting of Stockholders.
Severance Benefits
Our Compensation Committee believes that the severance protections included in our NEOs’ employment agreements can be a valuable tool in attracting and retaining key executive officers. Our Compensation Committee determines the level of severance benefits to provide to each NEO on a case-by-case basis and, in general, considers these severance protections an important part of an executive’s compensation and to be consistent with competitive market practices. As described in more detail under the section titled “Potential Payments upon Termination or Change in Control” below, our NEOs would be entitled under their employment agreements to severance benefits in the event of a termination of employment by us without “Cause” or by the executive for “Good Reason”, as defined in the applicable employment agreement.
On July 29, 2021, Scott D. Peters resigned as a director and Chairman of the Board, President and Chief Executive Officer of the Company, effective August 2, 2021. Mr. Peters did not provide a reason for his resignation, and therefore the Compensation Committee determined that Mr. Peters’ resignation was without good reason. Consequently, Mr. Peters was not entitled to receive severance benefits as outlined in his employment agreement. Additionally, the Board did not elect to have Mr. Peters be subject to a non-competition covenant.
Clawback Policy
Our Compensation Committee believes it is important to promote and maintain a culture that emphasizes integrity and accountability. Accordingly, the Compensation Committee adopted a clawback policy, effective April 29, 2021. This policy applies to all current and former executive officers (as defined by SEC Rule 16a-1(f)) of the Company who have received cash-based or equity-based incentive compensation under a plan, agreement or other arrangement maintained by the Company from time to time. Pursuant to the policy, in the event the Company restates its financial statements due to material noncompliance with any financial reporting requirement under the securities laws, the Company may, at the discretion of the Compensation Committee, seek to recover from any person covered by the policy who received cash-based or equity-based incentive compensation during the three-year period preceding the date on which restatement is required, the amount by which such cash-based or equity-based incentive compensation for the relevant period exceeded the lower payment that would have been made based on the restated financial results.

COMPENSATION COMMITTEE REPORT
Our Compensation Committee oversees our compensation program on behalf of our Board of Directors. In fulfilling its oversight responsibilities, our Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis.”
In reliance on the review and discussion referred to above, our Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A and our Annual Report on Form 10-K for the year ended December 31, 2021.
This report shall not be deemed to be “soliciting material,” shall not be deemed to be incorporated by reference by any general statement incorporating by reference our proxy statement into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing, and shall not otherwise be deemed filed under such Acts. This report is provided by the following independent directors, who constitute our Compensation Committee:

Warren D. Fix, Chair
W. Bradley Blair, II
Vicki U. Booth
H. Lee Cooper
Jay P. Leupp

NON-GAAP FINANCIAL MEASURES
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is defined as net income or loss attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property and impairment write-downs of depreciable assets, plus depreciation and amortization related to investments in real estate, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, with respect to gains and losses on the sale of assets incidental to the main business of a REIT, the REIT has the option to include or exclude such gains and losses in the calculation of FFO. Since FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders.
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
We present FFO and Normalized FFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO and Normalized FFO should not be considered as alternatives to net income or loss attributable to common stockholders (computed in accordance with GAAP) as indicators of our financial performance, nor are they indicative of cash available to fund cash needs. FFO and Normalized FFO should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of our FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Net income attributable to common stockholders	$98,016	$52,618
Depreciation and amortization expense related to investments in real estate	300,605	299,722
Impairment	22,938	—
Gain on sales of real estate, net	(39,228)	(9,590)
Loss on sale of corporate asset	2,106	—
Proportionate share of joint venture depreciation and amortization	1,949	1,949
FFO attributable to common stockholders	$386,386	$344,699
Transaction expenses	372	965
Loss on extinguishment of debt, net	—	27,726
Noncontrolling income from OP units included in diluted shares	1,768	890
Other normalizing adjustments (1)	3,284	5,031
Normalized FFO attributable to common stockholders	$391,810	$379,311

Net Income attributable to common stockholders per diluted share	$0.44	$0.24
FFO adjustments per diluted share, net	1.28	1.32
FFO attributable to common stockholders per diluted share	$1.72	$1.56
Normalized FFO adjustments per diluted share, net	0.03	0.15
Normalized FFO attributable to common stockholders per diluted share	$1.75	$1.71

Weighted average diluted common shares outstanding	224,215	221,666

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

The following is the reconciliation of our NOI, Cash NOI and Same-Property Cash NOI to net income for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net Income	$99,784	$53,508
General and administrative expenses	49,744	42,969
Transaction expenses	372	965
Depreciation and amortization expense	303,834	303,828
Interest expense	92,762	94,613
Impairment	22,938	—
Gain on sale of real estate, net	(39,228)	(9,590)
Loss on sale of corporate asset	2,106	—
Loss on extinguishment of debt, net	—	27,726
Income from unconsolidated joint venture	(1,604)	(1,612)
Other income	(485)	(301)
NOI	$530,223	$512,106
Straight-line rent adjustments, net	(13,883)	(15,971)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments(1)	(1,899)	(2,722)
Notes receivable interest income	(2,730)	(161)
Other normalizing adjustments(2)	—	5,031
Cash NOI	$511,711	$498,283
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(24,401)	(12,133)
Redevelopment Cash NOI	(928)	(4,435)
Intended for sale Cash NOI	(25,590)	(28,743)
Same-Property Cash NOI(3)	$460,792	$452,972
Same-Property Cash NOI percentage growth	1.7%

(1) The presentation includes certain adjustments to allow for the consistent treatment of items impacted by Topic 842-Leases.
(2) For the year ended December 31, 2021, there were no other normalizing adjustments. For the year ended December 31, 2020, other normalizing adjustments includes the following: Non-recurring bad debt of $4,672 thousand, incremental hazard pay to facilities employees of $314 thousand, and incremental personal protective equipment of $45 thousand.

(3) Same-Property includes 414 buildings for the years ended December 31, 2021 and 2020.

EBITDAre and Adjutsted EBITDAre
As defined by NAREIT, EBITDAre is computed as net income or loss (computed in accordance with GAAP) plus: (i) interest expense; (ii) income tax expense (not applicable to HTA); (iii) depreciation and amortization; (iv) impairment; (v) gain or loss on the sale of real estate and corporate assets; and (vi) the proportionate share of joint venture depreciation and amortization.
Adjusted EBITDAre is presented on an assumed annualized basis. HTA defines Adjusted EBITDAre as EBITDAre (computed in accordance with NAREIT as defined above) plus: (i) transaction expenses; (ii) gain or loss on extinguishment of debt; (iii) non-cash compensation expense; (iv) pro forma impact of its acquisitions/dispositions; and (v) other normalizing adjustments. HTA considers Adjusted EBITDAre an important measure because it provides additional information to allow management, investors, and its current and potential creditors to evaluate and compare its core operating results and its ability to service debt.
The following is the reconciliation of our EBITDAre and Adjusted EBITDAre to net income for the quarter ended December 31, 2021 (in thousands):

Three Months Ended
December 31, 2021
Net income	$16,610
Interest expense	23,312
Depreciation and amortization expense	76,527
Impairment	6,113
Gain on sale of real estate, net	(6,332)
Loss on sale of corporate asset, net	2,106
Proportionate share of joint venture depreciation and amortization	487
EBITDAre	$118,823
Transaction expenses	73
Non-cash compensation expense	2,228
Other normalizing adjustments (1)	3,284
Pro forma impact of acquisitions/dispositions	673
Pro forma impact of developments	442
Adjusted EBITDAre	$125,523

Adjusted EBITDAre, annualized	$502,092

As of December 31, 2021:
Debt	$3,028,122
Less: cash and cash equivalents	52,353
Net Debt	$2,975,769

Net Debt to Adjusted EBITDAre	5.9x
(1) For the three months ended December 31, 2021, other normalizing adjustments includes the following: costs related to whistleblower investigation of $1,645; CEO search fees of $743; costs related to strategic matters of $387; and corresponding additional board and consulting fees of $509.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows as of March 31, 2022 what we believe to be, based on publicly available information, the number and percentage of shares of common stock beneficially owned by: (i) each director; (ii) each NEO; (iii) all directors and executive officers as a group; and (iv) each person who beneficially owns more than 5% of the Company’s outstanding shares of common stock. The percent of common stock is based on 229,076,321 shares of our common stock outstanding as of March 31, 2022.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Class
Directors and Executive Officers:
Peter N. Foss	132,589	**
Robert A. Milligan	215,396	**
Amanda L. Houghton	216,701	**
W. Bradley Blair, II	160,189	**
Reshma Block	1,633	**
Vicki U. Booth	19,678	**
H. Lee Cooper	9,088	**
Warren D. Fix	144,686	**
Jay P. Leupp	9,088	**
Constance B. Moore	1,633	**
Directors and executive officers as a group (10 persons)	910,681	0.4%
Other Stockholders:
The Vanguard Group (5)	31,538,013	13.8%
Cohen & Steers, Inc. (6)	23,251,547	10.2%
BlackRock, Inc. (7)	16,199,335	7.1%
Principal Real Estate Investors, LLC (8)	13,248,348	5.8%
APG Asset Management US, Inc. (9)	12,615,500	5.5%

* Unless otherwise indicated, the address is c/o Healthcare Trust of America, Inc., 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona 85254.
** Represents less than 1% of our outstanding common stock.
(1) Beneficial ownership includes outstanding shares of the Company and shares which are not outstanding that any person has the right to acquire within 60 days after the date of this table. However, any such shares which are not outstanding are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares beneficially owned by them.

(2) Amount includes vested LTIP units which are convertible into shares of common stock as follows: 7,500 for Mr. Milligan; 97,500 for Ms. Houghton; and 67,500 for each of Mr. Blair and Mr. Fix.
(5) Based solely on the information in Schedule 13G/A, dated February 9, 2022, filed with the SEC by The Vanguard Group, located at 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The report states as of December 31, 2021 that The Vanguard Group had shared voting power over 320,654 shares, sole dispositive power over 31,023,478 shares and shared dispositive power over 514,535 shares.
(6) Based solely on the information in Schedule 13G/A, dated February 14, 2022, filed with the SEC by Cohen & Steers, Inc., located at 280 Park Ave, 10th floor, New York, New York 10017. The report states as of December 31, 2021 that Cohen & Steers, Inc. had sole voting power over 17,215,699 shares and sole dispositive power over 23,251,547 shares. Of these shares, affiliates of Cohen and Steers, Inc. reported the following ownership on the same 13G/A as reported above: Cohen and Steers Capital Management, Inc. had sole voting power over 17,160,417 shares and sole dispositive power over 22,866,120 shares; Cohen & Steers UK Limited had sole voting power over 34,485 shares and sole dispositive power over 364,630 shares; Cohen & Steers Asia Limited had sole voting power over 8,489 shares and sole dispositive power over 8,489 shares; and Cohen & Steers Ireland Limited had sole voting power over 12,308 share and sole dispositive power over 12,308 shares. Cohen & Steers Capital Management, Inc. shares principal address with Cohen and Steers, Inc. Cohen and Steers UK Limited principal address is 50 Pall Mall 7th Floor London, United Kingdom SW1Y 5JH; Cohen & Steers Asia Limited principal address is 1201-02 Champion Tower, Three Garden Road, Central, Hong Kong; and Cohen & Steers Ireland Limited principal address is 77 Sir John Rogerson’s Qua, Block C, Grand Canal Docklands, Dublin 2, D02 VK60.
(7) Based solely on the information in Schedule 13G/A, dated February 2, 2022, filed with the SEC by BlackRock, Inc., located at 55 East 52nd Street, New York, New York 10055. The report states as of December 31, 2021 that BlackRock, Inc. had sole voting power over 14,376,369 shares and sole dispositive power over 16,199,335 shares.
(8) Based solely on the information in Schedule 13G/A, dated February 14, 2022, filed with the SEC by Principal Real Estate Investors, LLC, located at 801 Grand Avenue, Des Moines, Iowa 50392. The report states as of December 31, 2021 that Principal Real Estate Investors, LLC had shared voting power over 13,248,348 shares and shared dispositive power over 13,248,348 shares.

(9) Based solely on the information in Schedule 13G, dated January 19, 2022, filed with the SEC by APG Asset Management US, Inc., located at 666 3rd Ave., 2nd Floor, New York, New York 10017. The report states as of December 31, 2021 that APG Asset Management US, Inc. had shared voting power over 12,615,500 shares and shared dispositive power over 12,615,500 shares.
Securities Authorized for Issuance under Equity Compensation Plans
The 2006 Incentive Plan authorizes the granting of awards in any of the following forms; options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the 2006 Incentive Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2006 Incentive Plan is 9,804,333.
Change in Control. Awards granted under the 2006 Incentive Plan will generally accelerate and vest, become exercisable (with respect to stock options and SARs), or have performance targets deemed earned at the greater of target level and actual performance, if both (1) a Change in Control occurs and (2) the participant’s employment is terminated by the Company without Cause or by the participant for Good Reason within two years following the change in control. The 2006 Incentive Plan also affords the Company greater flexibility to determine how to adjust awards at the time of a change in control. There is no automatic vesting on a Change in Control we do not use a “liberal” definition of change in control as defined in Institutional Shareholder Services’ proxy voting guidelines.
Expanded Definition of Repricing. The 2006 Incentive Plan clarifies that repricing include cashout of underwater stock options or SARs.
Tax Withholding. The 2006 Incentive Plan permits us to withhold for taxes in amounts above the minimum tax withholding requirements, up to the maximum applicable tax rate consistent with recent accounting changes under ASC Topic 718.
Increased Flexibility for Option Exercise. The 2006 Incentive Plan gives the Company discretion to permit a number of different methods for participants to pay the exercise price for their stock options, including by cash or check, by shares of Company common stock, by net exercise, by broker-assisted cashless exercise (to the extent permitted by applicable law) and through other legal consideration that the Company deems appropriate.
Stock Option / SAR Administrative Changes. The 2006 Incentive Plan provides that if a participant is prevented from exercising an Option or SAR due to trading restriction, physical infirmity or administrative error that the period to exercise the underlying option is tolled for such period of time where participant is unable to exercise the option. The 2006 Incentive Plan also specifies that the Company has no duty to inform option holders that the option exercise period is about to expire.
Sale of Facility or Operating Unit. The 2006 Incentive Plan provides that if a facility or operating unit at which a participant is located is closed or sold by the Company, such a participant will be treated as if a termination of employment occurred and the Company may take action with respect to such a participant’s awards as if a change in control occurred.
Enhanced Cause Definition and Default Good Reason Definition. The 2006 Incentive Plan includes an enhanced “cause” definition for participants without employment agreements, which definition delineates specific acts of misconduct by such participants that would result in their forfeiture of awards granted under the 2006 Incentive Plan. The 2006 Incentive Plan also allows the Company to rely on evidence acquired within one year after a participant’s termination of employment in determining “cause” existed for termination. The 2006 Incentive Plan also includes a “good reason” definition that applies to participants who do not have employment agreements with the Company after a change in control.
Choice of Venue. The 2006 Incentive Plan includes a choice of venue provision that provides that participants and the Company submit to the jurisdiction of courts in the state of Maryland for disputes under the 2006 Incentive Plan.

Plan Information
The following table gives information as of December 31, 2021 about our common stock that may be issued under the 2006 Incentive Plan.

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (#)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders	136,840	—	9,804,333
Equity compensation plans not approved by security holders	519,000	—	—
Total	655,840	—	9,804,333

(1) The 2006 Incentive Plan was initially approved by our stockholders. In February 2011, our Board of Directors approved an increase in the shares of the Company’s common stock that may be issued under the plan from 1,000,000 to 5,000,000. This increase was not approved by stockholders. On July 7, 2021, the Company’s stockholders approved the Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, authorizing a total of 10,000,000 shares of common stock that may be issued under the 2006 Incentive Plan. The number of securities to be issued upon exercise of outstanding options, warrants and rights in the table above represent fully-vested Long-Term Incentive Plan (LTIP) OP unit awards under the original plan, convertible into common shares outstanding.
(2) Does not include 529,862 outstanding restricted shares granted under the 2006 Incentive Plan as of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Conflicts of Interest
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a duty to act in the best interest of our Company. However, we cannot assure you that the independent directors will be able to eliminate or reduce the risks related to these conflicts of interest. We have adopted certain restrictions and procedures to address these conflicts, as described below.
The information set forth under the subheading Director Independence is incorporated by reference into this Item 13.
Interests in Our Investments
We are permitted to make or acquire investments in which our directors, officers or stockholders or any of our or their respective affiliates have direct or indirect pecuniary interests. However, any such transaction in which our directors or officers or any of their respective affiliates has any interest would be subject to the restrictions and procedures described below.
Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter contains restrictions and conflict resolution procedures relating to transactions we enter into with our directors or their respective affiliates. These restrictions and procedures include, among other things, the following:
•We will not purchase or lease any asset (including any property) in which any of our directors or officers or any of their affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to such director or directors or officer or officers or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value.
•We will not sell or lease assets to any of our directors or officers or any of their affiliates unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
•We will not make any loans to any of our directors or officers or any of their affiliates (other than loans to our wholly-owned subsidiaries). In addition, any loans made to us by our directors or officers or any of their affiliates must be approved by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
•We will not invest in any joint ventures with any of our directors or any of their affiliates unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us and on substantially the same terms and conditions as those received by other joint venturers.

Our Board of Directors recognizes that transactions between us and any of our directors, executive officers and significant stockholders can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interest of the Company and our stockholders. Therefore, as a general matter and consistent with our charter and Code of Ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interest of the Company and our stockholders. Accordingly, in addition to the restrictions and conflict resolution procedures described above and as set forth in our charter, our Board of Directors has adopted a “Related Person Transactions Policy” which provides that the Nominating and Corporate Governance Committee of our Board of Directors will review all transactions in which we are or will be a participant and the amount involved exceeds $120,000 if a related person had, has or will have a direct or indirect material interest in such transaction. Any such potential transaction is required to be reported to our Nominating and Corporate Governance Committee for its review. Our Nominating and Corporate Governance Committee will only approve or ratify such related person transactions that are: (i) in, or are not inconsistent with, the best interest of us and our stockholders, as the Nominating and Corporate Governance Committee determines in good faith; (ii) on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person; and (iii) approved or ratified by a majority of the disinterested members of the Nominating and Corporate Governance Committee.
In making such a determination, the Nominating and Corporate Governance Committee is required to consider all of the relevant and material facts and circumstances available to it, including (if applicable, and without limitation) the benefits to us of the transaction, the ongoing impact of the transaction on a director’s independence, the availability of other sources for comparable products or services, the terms of the transaction, and whether the terms are comparable to the terms available to unrelated third parties generally. A member of the Nominating and Corporate Governance Committee is precluded from participating in any review, consideration or approval of any transaction with respect to which the director or the director’s immediate family members are related persons. To date there have been no such related party transactions.
The Board has barred any future pledging of Company common stock by directors and NEOs.  Subject to the approval of the Board, in its sole discretion, pledging of OP Units may occur in limited circumstances because of the limited liquidity of the OP Units and the absence of an active trading market in the OP Units. The Board’s consideration of whether to grant directors and NEOs the right to pledge OP Units shall be subject to the Board’s determination that the pledgor does not intend to pledge a “significant” amount of OP Units, among other factors. Significance shall be determined by the Board based upon the magnitude of the aggregate pledged OP Units relative to the Company’s total common stock outstanding, the market value thereof and the trading volume thereof, among other factors. Additionally, common stock subject to stock ownership and holding requirements shall not include pledged OP Units.
The information set forth under the subheading Director Independence is incorporated by reference into this Item 13.
Item 14. Principal Accounting Fees and Services
Deloitte & Touche LLP (“Deloitte”) has served as our independent auditors since April 2006. The following summarizes the approximate aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and 2020 by Deloitte, the Company’s principal independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”):

Services	2021	2020
Audit fees (1)	$1,641,499	$1,346,436
Tax fees (2)	410,923	489,474
Total	$2,052,422	$1,835,910

(1) Audit fees consist of the audit of our annual consolidated financial statements, a review of our quarterly condensed consolidated financial statements, and other services related to filings with the SEC.

(2) Tax services consist of tax compliance.
Pre-Approval Policies
The Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services, if any (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the Audit Committee.
All requests or applications for services to be provided by the independent auditor that do not require specific pre-approval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The chair of the Audit Committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, other than such de minimis amounts, require specific pre-approval by the Audit Committee prior to engagement of Deloitte. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.
All services rendered by Deloitte for the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies and procedures described above.
Auditor Independence
The Audit Committee has considered whether the provision of the above noted services is compatible with maintaining the independence of our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm ( Deloitte & Touche LLP Phoenix, Arizona PCAOB ID:34)
Healthcare Trust of America, Inc.*
Healthcare Trust of America Holdings, LP*
Financial Statements of Healthcare Trust of America, Inc.
Consolidated Balance Sheets as of December 31, 2021 and 2020*
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019*
Financial Statements of Healthcare Trust of America Holdings, LP
Consolidated Balance Sheets as of December 31, 2021 and 2020*
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019*
Notes for Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Notes to Consolidated Financial Statements*
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Real Estate and Accumulated Depreciation (Schedule III)*
Mortgage Loans on Real Estate Assets (Schedule IV)*
All other schedules have been omitted because they are inapplicable.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (preceding the signature section of this Annual Report) are incorporated by reference into this Annual Report.
* Previously filed with the Annual Report on Form 10-K filed with the SEC on March 1, 2022, which is being amended hereby.

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

10.44†
First Amendment to the Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan (included as Exhibit 99.1 to our Current Report on Form 8-K filed on March 15, 2022 and incorporated herein by reference).

10.45†
First Amendment to the Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton (included as Exhibit 99.2 to our Current Report on Form 8-K filed on March 15, 2022 and incorporated herein by reference).

10.46***	Form of Indemnification Agreement executed by Constance B. Moore.
10.47***	Form of Indemnification Agreement executed by Reshma Block.
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.

23.3	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
23.4	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).
23.5	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.6	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.7	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.8	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.9	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.10	Consent of Katz, Sapper & Miller, LLP (included as Exhibit 23.2 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.11	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
23.12	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.13	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.14	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on November 29, 2019 and incorporated herein by reference).
23.15	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
23.16	Consents of McDermott Will & Emery LLP (included as Exhibit 5.2 and 8.1 to our current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).
23.17	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.5***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.6***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.7***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.8***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 1, 2022, which is being amended hereby.
**	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 1, 2022, which is being amended hereby.
***	Filed herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized

Healthcare Trust of America, Inc.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	April 12, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 12, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	April 12, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 12, 2022

By:	/s/ W. Bradley Blair, II	Lead Director
W. Bradley Blair, II
Date:	April 12, 2022

By:	/s/ Reshma Block	Director
Reshma Block
Date:	April 12, 2022

By:	/s/ Vicki U. Booth	Director
Vicki U. Booth
Date:	April 12, 2022

By:	/s/ H. Lee Cooper	Director
H. Lee Cooper
Date:	April 12, 2022

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	April 12, 2022

By:	/s/ Jay P. Leupp	Director
Jay P. Leupp
Date:	April 12, 2022

By:	/s/ Constance B. Moore	Director
Constance B. Moore
Date:	April 12, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	April 12, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 12, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	April 12, 2022	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	April 12, 2022	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Lead Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022

By:	/s/ Reshma Block	Director of Healthcare Trust of America, Inc., general partner of
	Reshma Block	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022

By:	/s/ Vicki U. Booth	Director of Healthcare Trust of America, Inc., general partner of
	Vicki U. Booth	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022

By:	/s/ H. Lee Cooper	Director of Healthcare Trust of America, Inc., general partner of
	H. Lee Cooper	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022

By:	/s/ Jay P. Leupp	Director of Healthcare Trust of America, Inc., general partner of
	Jay P. Leupp	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022

By:	/s/ Constance B. Moore	Director of Healthcare Trust of America, Inc., general partner of
	Constance B. Moore	Healthcare Trust of America Holdings, LP
Date:	April 12, 2022