Form 10-Q
period 2022-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2022-05-09
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 29, 2022, there were 229,075,890 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2022, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2022, HTA owned a 98.3% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan units (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments:
Land	$644,194	$640,382
Building and improvements	6,744,865	6,688,516
Lease intangibles	393,756	404,714
Construction in progress	15,673	32,685
	7,798,488	7,766,297
Accumulated depreciation and amortization	(1,650,257)	(1,598,468)
Real estate investments, net	6,148,231	6,167,829
Assets held for sale, net	—	27,070
Investment in unconsolidated joint venture	62,454	62,834
Cash and cash equivalents	10,944	52,353
Restricted cash	4,478	4,716
Receivables and other assets, net	350,781	334,941
Right-of-use assets - operating leases, net	228,009	229,226
Other intangibles, net	10,011	10,720
Total assets	$6,814,908	$6,889,689
LIABILITIES AND EQUITY
Liabilities:
Debt	$3,053,884	$3,028,122
Accounts payable and accrued liabilities	159,659	198,078
Liabilities of assets held for sale	—	262
Derivative financial instruments - interest rate swaps	—	5,069
Security deposits, prepaid rent and other liabilities	78,771	86,225
Lease liabilities - operating leases	196,226	196,286
Intangible liabilities, net	30,001	31,331
Total liabilities	3,518,541	3,545,373
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 229,076,322 and 228,879,846 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,291	2,289
Additional paid-in capital	5,180,579	5,178,132
Accumulated other comprehensive income (loss)	1,727	(7,041)
Cumulative dividends in excess of earnings	(1,971,904)	(1,915,776)
Total stockholders’ equity	3,212,693	3,257,604
Non-controlling interests	83,674	86,712
Total equity	3,296,367	3,344,316
Total liabilities and equity	$6,814,908	$6,889,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$200,243	$191,350
Interest and other operating income	1,759	143
Total revenues	202,002	191,493
Expenses:
Rental	65,884	59,579
General and administrative	12,448	10,560
Merger-related costs	6,018	—
Transaction	144	96
Depreciation and amortization	75,386	76,274
Interest expense	23,940	22,986
Total expenses	183,820	169,495
Loss on sale of real estate, net	(4)	—
Income from unconsolidated joint venture	400	392
Other income	88	3
Net income	$18,666	$22,393
Net income attributable to non-controlling interests	(351)	(363)
Net income attributable to common stockholders	$18,315	$22,030
Earnings per common share - basic:
Net income attributable to common stockholders	$0.08	$0.10
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.08	$0.10
Weighted average common shares outstanding:
Basic	228,978	218,753
Diluted	233,046	222,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$18,666	$22,393

Other comprehensive income
Change in unrealized gains on cash flow hedges	8,817	2,792
Total other comprehensive income	8,817	2,792

Total comprehensive income	27,483	25,185
Comprehensive income attributable to non-controlling interests	(400)	(407)
Total comprehensive income attributable to common stockholders	$27,083	$24,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	218,578	$2,186	$4,916,784	$(16,979)	$(1,727,752)	$3,174,239	$60,680	$3,234,919
Share-based award transactions, net	354	3	3,334	—	—	3,337	—	3,337
Repurchase and cancellation of common stock	(119)	(1)	(3,247)	—	—	(3,248)	—	(3,248)
Redemption of non-controlling interest and other	11	—	255	—	—	255	(255)	—
Dividends declared ($0.320 per common share)	—	—	—	—	(70,023)	(70,023)	(1,183)	(71,206)
Net income	—	—	—	—	22,030	22,030	363	22,393
Other comprehensive income	—	—	—	2,748	—	2,748	44	2,792
Balance as of March 31, 2021	218,824	2,188	$4,917,126	$(14,231)	$(1,775,745)	$3,129,338	$59,649	$3,188,987

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	228,880	$2,289	$5,178,132	$(7,041)	$(1,915,776)	$3,257,604	$86,712	$3,344,316
Issuance of common stock, net	—	—	—	—	—	—	—	—
Share-based award transactions, net	154	1	2,023	—	—	2,024	—	2,024
Repurchase and cancellation of common stock	(50)	—	(1,640)	—	—	(1,640)	—	(1,640)
Redemption of non-controlling interest and other	92	1	2,064	—	—	2,065	(2,065)	—
Dividends declared ($0.325) per common share)	—	—	—	—	(74,443)	(74,443)	(1,373)	(75,816)
Net income	—	—	—	—	18,315	18,315	351	18,666
Other comprehensive income	—	—	—	8,768	—	8,768	49	8,817
Balance as of March 31, 2022	229,076	$2,291	$5,180,579	$1,727	$(1,971,904)	$3,212,693	$83,674	$3,296,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,666	$22,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,009	71,671
Share-based compensation expense	2,025	3,337
Income from unconsolidated joint venture	(400)	(392)
Distributions from unconsolidated joint venture	785	785
Loss on sale of real estate, net	4	—
Changes in operating assets and liabilities:
Receivables and other assets, net	(3,229)	2,275
Accounts payable and accrued liabilities	(34,131)	(27,613)
Security deposits, prepaid rent and other liabilities	(5,421)	(7,103)
Net cash provided by operating activities	49,308	65,353
Cash flows from investing activities:
Investments in real estate	(19,094)	(30,472)
Development of real estate	(10,372)	(17,096)
Proceeds from the sale of real estate	26,791	—
Capital expenditures	(28,560)	(28,931)
Collection of real estate notes receivable	—	200
Loan origination fees	325	—
Advances on real estate notes receivable	(2,270)	—
Net cash used in investing activities	(33,180)	(76,299)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	75,000	15,000
Payments on unsecured revolving credit facility	(50,000)	(15,000)
Deferred financing costs	(5,355)	—
Repurchase and cancellation of common stock	(1,641)	(3,248)
Dividends paid	(74,377)	(70,000)
Distributions paid to non-controlling interest of limited partners	(1,402)	(1,485)
Net cash used in financing activities	(57,775)	(74,733)
Net change in cash, cash equivalents and restricted cash	(41,647)	(85,679)
Cash, cash equivalents and restricted cash - beginning of period	57,069	118,765
Cash, cash equivalents and restricted cash - end of period	$15,422	$33,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments:
Land	$644,194	$640,382
Building and improvements	6,744,865	6,688,516
Lease intangibles	393,756	404,714
Construction in progress	15,673	32,685
	7,798,488	7,766,297
Accumulated depreciation and amortization	(1,650,257)	(1,598,468)
Real estate investments, net	6,148,231	6,167,829
Assets held for sale, net	—	27,070
Investment in unconsolidated joint venture	62,454	62,834
Cash and cash equivalents	10,944	52,353
Restricted cash	4,478	4,716
Receivables and other assets, net	350,781	334,941
Right-of-use assets - operating leases, net	228,009	229,226
Other intangibles, net	10,011	10,720
Total assets	$6,814,908	$6,889,689
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,053,884	$3,028,122
Accounts payable and accrued liabilities	159,659	198,078
Liabilities of assets held for sale	—	262
Derivative financial instruments - interest rate swaps	—	5,069
Security deposits, prepaid rent and other liabilities	78,771	86,225
Lease liabilities - operating leases	196,226	196,286
Intangible liabilities, net	30,001	31,331
Total liabilities	3,518,541	3,545,373
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 4,050,493 and 4,142,408 OP Units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	83,404	86,442
General partners’ capital, 229,076,322 and 228,879,846 OP Units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,212,963	3,257,874
Total partners’ capital	3,296,367	3,344,316
Total liabilities and partners’ capital	$6,814,908	$6,889,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$200,243	$191,350
Interest and other operating income	1,759	143
Total revenues	202,002	191,493
Expenses:
Rental	65,884	59,579
General and administrative	12,448	10,560
Merger-related costs	6,018	—
Transaction	144	96
Depreciation and amortization	75,386	76,274
Interest expense	23,940	22,986
Total expenses	183,820	169,495
Loss on sale of real estate, net	(4)	—
Income from unconsolidated joint venture	400	392
Other income	88	3
Net income	$18,666	$22,393
Net income attributable to non-controlling interests	—	—
Net income attributable to common unitholders	$18,666	$22,393
Earnings per common OP Unit - basic:
Net income attributable to common unitholders	$0.08	$0.10
Earnings per common OP Unit - diluted:
Net income attributable to common unitholders	$0.08	$0.10
Weighted average common OP Units outstanding:
Basic	233,046	222,268
Diluted	233,046	222,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$18,666	$22,393

Other comprehensive income
Change in unrealized gains on cash flow hedges	8,817	2,792
Total other comprehensive income	8,817	2,792

Total comprehensive income	27,483	25,185
Comprehensive income attributable to non-controlling interests	—	—
Total comprehensive income attributable to common unitholders	$27,483	$25,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2020	218,578	$3,174,509	3,520	$60,410	$3,234,919
Share-based award transactions, net	354	3,337	—	—	3,337
Redemption and cancellation of general partner OP Units	(119)	(3,248)	—	—	(3,248)
Redemption of limited partner OP Units and other	11	255	(11)	(255)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,023)	—	(1,183)	(71,206)
Net income	—	22,030	—	363	22,393
Other comprehensive income	—	2,748	—	44	2,792
Balance as of March 31, 2021	218,824	$3,129,608	3,509	$59,379	$3,188,987

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2021	228,880	$3,257,874	4,142	$86,442	$3,344,316
Share-based award transactions, net	154	2,024	—	—	2,024
Redemption and cancellation of general partner OP Units	(50)	(1,640)	—	—	(1,640)
Redemption of limited partner OP Units and other	92	2,065	(92)	(2,065)	—
Distributions declared ($0.325 per common OP Unit)	—	(74,443)	—	(1,373)	(75,816)
Net income	—	18,315	—	351	18,666
Other comprehensive income	—	8,768	—	49	8,817
Balance as of March 31, 2022	229,076	$3,212,963	4,050	$83,404	$3,296,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,666	$22,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,009	71,671
Share-based compensation expense	2,025	3,337
Income from unconsolidated joint venture	(400)	(392)
Distributions from unconsolidated joint venture	785	785
Loss on sale of real estate, net	4	—
Changes in operating assets and liabilities:
Receivables and other assets, net	(3,229)	2,275
Accounts payable and accrued liabilities	(34,131)	(27,613)
Security deposits, prepaid rent and other liabilities	(5,421)	(7,103)
Net cash provided by operating activities	49,308	65,353
Cash flows from investing activities:
Investments in real estate	(19,094)	(30,472)
Development of real estate	(10,372)	(17,096)
Proceeds from the sale of real estate	26,791	—
Capital expenditures	(28,560)	(28,931)
Collection of real estate notes receivable	—	200
Loan origination fees	325	—
Advances on real estate notes receivable	(2,270)	—
Net cash used in investing activities	(33,180)	(76,299)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	75,000	15,000
Payments on unsecured revolving credit facility	(50,000)	(15,000)
Deferred financing costs	(5,355)	—
Repurchase and cancellation of general partner units	(1,641)	(3,248)
Distributions paid to general partner	(74,377)	(70,000)
Distributions paid to limited partners and redeemable non-controlling interests	(1,402)	(1,485)
Net cash used in financing activities	(57,775)	(74,733)
Net change in cash, cash equivalents and restricted cash	(41,647)	(85,679)
Cash, cash equivalents and restricted cash - beginning of period	57,069	118,765
Cash, cash equivalents and restricted cash - end of period	$15,422	$33,086
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
Once the conditions to close the Merger have been satisfied or waived, the Merger Agreement requires HR and the Company to exchange irrevocable certifications that all such closing conditions have been satisfied or waived. At such time, the Company OP will transfer or cause the transfer, on the business day before the effective time, to HR or its designees certain of the Company OP’s assets as specified by HR for a cash purchase price equal to the reasonably equivalent fair market value of the assets transferred. To the extent the net proceeds to the Company of the asset transfer or joint venture transactions relating to such assets are insufficient to pay the full amount of the Special Distribution Payment, the Merger Agreement requires the Company to utilize new financing to fund the balance of the Special Distribution Payment. The Company has obtained a commitment letter from JPMorgan Chase Bank, N.A. for a $1.7 billion bridge financing facility. HTA and HR have received letters of intent from, and are in advanced negotiations with, three institutional investors for a combination of joint ventures and asset sales totaling $1.7 billion at a weighted average cap rate of approximately 4.8%. Net proceeds from these transactions are expected to be approximately $1.6 billion. The transactions may occur in separate tranches, with the initial transactions targeted to close prior to the vote on the contemplated Merger by HR and HTA stockholders and the remainder to be completed on or around the closing date of the contemplated Merger. These transactions are subject to execution of definitive documentation and customary closing conditions. In addition, HTA and HR have secured initial commitments for amended and restated credit facilities, including the following: (i) a $1.5 billion revolving credit facility; (ii) $1.5 billion of term loans, including $650 million of new capacity; and (iii) a $1.1 billion asset sale term loan to replace the transaction bridge loan commitment and to backstop the $1.1 billion special dividend to HTA stockholders, if needed, depending on the timing of asset sales and joint ventures.
Additionally, on May 2, 2022, HTA and HR filed a Form S-4 Registration Statement with the SEC in connection with the contemplated Merger. Please review this Form S-4 for more information about the contemplated Merger.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of both companies’ stockholders. The boards of directors of the Company and HR have unanimously approved the Merger Agreement. The Merger is expected to close during the third quarter of 2022.
COVID-19 Pandemic
On March 11, 2020 the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization. As the virus continued to spread throughout the United States and other countries across the world, Federal, state and local governments took various actions including the issuance of “stay-at-home” orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. While many businesses have reopened and vaccinations are becoming more widely available to the general population, the economic uncertainty created by the COVID-19 pandemic continue to present risks to the Company and the future results of our operations. Although we did not experience significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by these various governmental agencies ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements (i) do not include all information and footnotes required by GAAP for complete financial statements, and (ii) reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of equity and changes in partners’ capital. Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of both March 31, 2022 and December 31, 2021, there were approximately 4.1 million of OP Units issued and outstanding held by non-controlling interest holders.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$10,944	$29,990
Restricted cash	4,478	3,096
Total cash, cash equivalents and restricted cash	$15,422	$33,086
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2022 and 2021 was $62.3 million and $61.2 million, respectively.
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
Real Estate Held for Sale
We consider properties held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on a discounted cash flow analysis, which involves management's best estimate of market participants' holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of March 31, 2022, the Company had no properties classified as held for sale. As of December 31, 2021, the Company had one property classified as held for sale.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of March 31, 2022, real estate notes receivable, net totaled $72.7 million. During the three months ended March 31, 2022, we recognized interest income of $1.6 million related to real estate note receivable.
The following table summarizes real estate notes receivable as of March 31, 2022 (in thousands):

			Stated Interest Rate	Maximum Loan Commitment	Outstanding Loan Amount
	Origination Date	Maturity Date			March 31, 2022
Mezzanine Loans - Texas (1)	6/24/2021	6/24/2024	8%	$54,119	$52,662
Mezzanine Loan - North Carolina	12/22/2021	12/22/2024	8%	6,000	6,000
Mortgage Loan - Texas	6/30/2021	7/1/2022	10%	15,000	15,000
					73,662
Accrued interest receivable					159
Unamortized fees and costs					(762)
Unearned revenue					(358)
					$72,701

(1) Interest on these mezzanine loans is accrued and funded utilizing interest reserves, which is included in the maximum loan commitment, and such accrued interest is added to the note receivable balance.
Pursuant to Topic 326 - Financial Instruments - Credit Losses, we adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. We utilize a probability of default method approach for estimating current expected credit losses and have determined that the current risk of credit loss is remote. Accordingly, we have recorded no reserve for credit loss as of March 31, 2022.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of March 31, 2022 and December 31, 2021, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $62.5 million and $62.8 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For each of the three months ended March 31, 2022 and 2021, we recognized income of $0.4 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Issued or Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments
In July 2021, the FASB issued ASU 2021-05, which amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. The update is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted ASU 2021-05 effective as of January 1, 2022. The adoption of this standard did not have a material impact on our financial statements.
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

3. Investments in Real Estate
For the three months ended March 31, 2022, our investments had an aggregate purchase price of $19.1 million. As part of these investments, we incurred approximately $0.1 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Land	$3,812	$1,093
Building and improvements	13,189	26,819
In place leases	2,121	3,449
Below market leases	(28)	(79)
Above market leases	—	66
ROU assets	—	(876)
Net real estate assets acquired	19,094	30,472
Other, net	—	2,397
Aggregate purchase price	$19,094	$32,869
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the three months ended March 31, 2022 and 2021, respectively (in years):

	Three Months Ended March 31,
	2022	2021
Acquired intangible assets	4.4	6.4
Acquired intangible liabilities	4.3	5.7

4. Dispositions and Impairment
Dispositions
During the three months ended March 31, 2022, we closed the sale of a tenant purchase option on one of our MOBs located in Georgia for a gross sales price of $26.8 million, resulting in a net loss to us of approximately $4 thousand. During the three months ended March 31, 2021, we had no dispositions.
Impairment
During the three months ended March 31, 2022, and 2021, we recorded no impairment charges.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands, except with respect to the weighted average remaining amortization terms):

	March 31, 2022		December 31, 2021
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$341,978	9.3	$349,863	9.3
Tenant relationships	51,778	10.9	54,851	10.8
Above market leases	20,824	6.8	21,537	6.9
	414,580		426,251
Accumulated amortization	(211,034)		(213,801)
Total	$203,546	9.3	$212,450	9.3

Liabilities:
Below market leases	$54,040	14.5	$55,073	14.3
Accumulated amortization	(24,039)		(23,742)
Total	$30,001	14.5	$31,331	14.3

The following is a summary of the net intangible amortization for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization recorded against rental income related to above and (below) market leases	$(649)	$(591)
Amortization expense related to in place leases and tenant relationships	10,315	11,886

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Tenant receivables, net	$3,009	$10,477
Other receivables, net	7,402	6,098
Deferred financing costs, net	11,057	7,055
Deferred leasing costs, net	47,612	45,008
Straight-line rent receivables, net	146,378	142,604
Prepaid expenses, deposits, equipment and other, net	42,734	38,301
Derivative financial instruments - interest rate swaps	3,692	—
Real estate notes receivable, net	72,701	69,114
Finance ROU asset, net	16,196	16,284
Total	$350,781	$334,941

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense related to deferred leasing costs	$2,227	$2,223
Interest expense related to deferred financing costs	1,353	431

7. Leases
For the three months ended March 31, 2022, we added one new office lease that commences in April 2022.
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating and finance leases as of March 31, 2022 (in thousands):

Year	Operating Leases	Finance Leases
2022	$8,028	$473
2023	10,846	635
2024	10,370	640
2025	9,857	645
2026	9,860	656
2027	9,845	668
Thereafter	590,018	36,856
Total undiscounted lease payments	$648,824	$40,573
Less: Interest	(452,598)	(23,665)
Present value of lease liabilities	$196,226	$16,908
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended March 31, 2022 and 2021, we recognized $199.3 million and $190.4 million, respectively, of rental and other lease-related income related to our operating leases, of which $48.1 million and $45.1 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of March 31, 2022 (in thousands):

Year	Amount
2022	$432,329
2023	537,159
2024	479,252
2025	418,300
2026	369,927
2027	301,521
Thereafter	1,044,334
Total	$3,582,822

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Unsecured revolving credit facility	$25,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,550,000
Fixed rate mortgages	—	—
	$3,075,000	$3,050,000
Deferred financing costs, net	(17,199)	(17,975)
Discount, net	(3,917)	(3,903)
Total	$3,053,884	$3,028,122
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2025
On October 6, 2021, we entered into a third amended and restated revolving credit and term loan agreement (the “Credit Agreement”), which includes an unsecured revolving credit facility in an aggregate maximum principal amount of $1.0 billion (the “Revolver”) and a term loan facility in an aggregate maximum principal amount of $300.0 million (the “Term Loan”). The Credit Agreement extended the maturities of the unsecured revolving credit facility and the unsecured term loan to October 31, 2025. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion. Borrowings under the Revolver bear interest at a per annum rate equal to LIBOR plus a margin ranging from 0.725% to 1.40% based on our credit rating. We are also required to pay a facility fee on the aggregate commitments under the Revolver at a per annum rate ranging from 0.125% to 0.30% based on our credit rating. We incurred financing costs of $6.2 million in relation to the credit facility, which are being amortized through the maturity date. As of March 31, 2022, we had $25.0 million outstanding under this unsecured revolving credit facility. The margin associated with our borrowings was 0.85% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2025
Under the Unsecured Credit Agreement as noted above, we have a $300.0 million unsecured term loan, guaranteed by HTA, with a maturity date of October 31, 2025. Borrowings under this unsecured term loan bear interest at a per annum rate equal to LIBOR, plus a margin ranging from 0.80% to 1.60% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2022 was 0.95% per annum. We incurred financing costs of $1.8 million in relation to the unsecured term loan, which are being amortized through the maturity date. We have interest rate swaps hedging the floating interest rate, which resulted in a fixed rate of 2.37% per annum, based on our current credit rating. The current hedging arrangement matures on February 1, 2023. As of March 31, 2022, we had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2022 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum. As of March 31, 2022, we had $200.0 million under this unsecured term loan outstanding.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.50% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of March 31, 2022, we had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.75% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of March 31, 2022, we had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.10% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. Proceeds from the issuance of $900.0 million of these notes were used, in part, to redeem a total of $700.0 million of unsecured senior notes. During the year ended December 31, 2019, the make-whole fees required per the terms of the indenture agreements upon our calling the notes totaling $18.3 million was recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations. As of March 31, 2022, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 2.00% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. We incurred financing costs of $6.8 million in relation to this transaction, which are being amortized through the maturity date. Proceeds from the issuance of these unsecured notes were used, in part, to redeem $300.0 million of unsecured senior notes. During the year ended December 31, 2020, the make-whole fee that was required per the terms of the indenture agreement upon our calling the notes of $24.7 million was recorded in loss on extinguishment of debt in the accompanying consolidated statements of operations. As of March 31, 2022, we had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2022 (in thousands):

Year	Amount
2022	$—
2023	—
2024	200,000
2025	325,000
2026	600,000
Thereafter	1,950,000
Total	$3,075,000
Deferred Financing Costs
As part of the $1.7 billion bridge financing commitment secured in connection with the pending Merger with HR as further described in Note 1 - Organization and Description of Business, we incurred commitment fees of approximately $5.4 million, which are being amortized through the commitment expiration date of September 2, 2022.
As of March 31, 2022, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2022	$2,330
2023	3,106
2024	2,724
2025	2,603
2026	1,839
Thereafter	4,597
Total	$17,199

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income to unsecured interest expense. As of March 31, 2022, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of March 31, 2022, that we were not aware of non-compliance with any of our financial or non-financial covenants in light of the ongoing COVID-19 pandemic.
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
As of March 31, 2022, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	March 31, 2022
Number of instruments	7
Notional amount	$500,000

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps	Receivables and other assets	$3,692	$—	Derivative financial instruments	$—	$5,069
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively (in thousands):

		Three Months Ended March 31,
Effect of Derivative Instruments	Location in Statement of Operations and Comprehensive Income (Loss)	2022	2021
Gain (loss) recognized in OCI	Change in unrealized losses on cash flow hedges	$7,218	$1,163
Gain (loss) reclassified from accumulated OCI into income	Interest expense	(1,599)	(1,629)

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
As of March 31, 2022, the fair value of derivatives in a net asset position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $3.6 million. As of March 31, 2022, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations, if any, under these agreements.
10. Commitments and Contingencies
Litigation
On May 6, 2022, a purported stockholder of the Company filed a lawsuit in the United States District Court for the Southern District of New York against us and seven of our current directors, captioned Shiva Stein v. Healthcare Trust of America, Inc., et al., Case No. 1:22-cv-03703 (the “Complaint”).
The Complaint alleges that the preliminary proxy statement issued in connection with the Merger omits material information or contains misleading disclosures and that, as a result, (i) all of the defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and (ii) our directors violated section 20(a) of the Exchange Act. The Complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages to the extent the transactions contemplated by the Merger Agreement have been implemented; (iii) dissemination of a proxy statement that does not omit material information or contain any misleading disclosures; (iv) an accounting to plaintiff for all damages suffered as a result of the alleged wrongdoing; and (v) an award of plaintiff’s expenses, including attorneys’ and experts’ fees. We believe the claims asserted in the Complaint are without merit.
Additional lawsuits may be filed against us, our Board of Directors, and/or other parties to the Merger in connection with the transactions contemplated by the Merger Agreement.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In addition, we are, from time to time, also subject to claims and litigation arising in the ordinary course of business with respect to tenant litigation and threatened or asserted labor matters.
We do not believe liability from any reasonably foreseeable disposition of the aforementioned claims and litigation, individually or in the aggregate, would have a material effect on our consolidated financial position, results of operations or cash flows.
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
Common Stock Offerings
In March 2021, we entered into equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million, which replaced our prior ATM offering program that expired in February 2021. As of March 31, 2022, $750.0 million remained available for issuance by us under our current ATM.
Stock Repurchase Plan
In September 2020, our Board of Directors approved the reactivation of a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on September 22, 2023. As of March 31, 2022, the remaining amount of common stock available for repurchase under our stock repurchase plan was $300.0 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three months ended March 31, 2022 and 2021. As of March 31, 2022, declared, but unpaid, dividends totaling $75.8 million were included in accounts payable and accrued liabilities. On May 5, 2022, our Board of Directors announced a quarterly cash dividend of $0.325 per share of common stock and per OP Unit to be paid on July 15, 2022 to stockholders and unitholders of record on July 6, 2022.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000 shares. As of March 31, 2022, there were 9,646,504 awards available for grant under the Plan.
Restricted Common Stock
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the three months ended March 31, 2022 and 2021 we recognized compensation expense of $2.0 million and $3.3 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of March 31, 2022, we had $7.9 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.9 years.
The following is a summary of our restricted common stock activity as of March 31, 2022 and 2021, respectively:

	March 31, 2022		March 31, 2021
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	529,862	$28.83	436,399	$28.27
Granted	158,543	30.81	354,288	26.20
Vested	(123,958)	27.37	(258,000)	27.50
Forfeited	(4,437)	29.60	(333)	30.07
Ending balance	560,010	$29.71	532,354	$27.45

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Real estate notes receivable, net	$72,701	$70,135	$69,114	$68,476
Derivative financial instruments	3,692	3,692	—	—
Level 2 - Liabilities:
Derivative financial instruments	$—	$—	$5,069	$5,069
Debt	3,053,884	2,944,166	3,028,122	3,117,602
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
Financial Instruments Reported at Fair Value - Non-Recurring
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This category generally includes assets subject to impairment. We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the contractual sales price, if applicable. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based on market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based on these inputs, we determined that our valuation of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy. For assets for which the estimated fair value was based on contractual sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy. As of March 31, 2022 we had no assets subject to impairment.
The table below presents our assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
Level 2 - Assets:
Real estate investment	$—	$26,768
Level 3 - Assets:
Real estate investments	$—	$4,970

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. Per Share Data of HTA
For the three months ended March 31, 2022 and 2021, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2022 and 2021, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$18,666	$22,393
Net income attributable to non-controlling interests	(351)	(363)
Net income attributable to common stockholders	$18,315	$22,030
Denominator:
Weighted average shares outstanding - basic	228,978	218,753
Dilutive shares - OP Units convertible into common stock	4,068	3,515
Adjusted weighted average shares outstanding - diluted	233,046	222,268
Earnings per common share - basic
Net income attributable to common stockholders	$0.08	$0.10
Earnings per common share - diluted
Net income attributable to common stockholders	$0.08	$0.10
14. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2022 and 2021, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$18,666	$22,393
Net income attributable to non-controlling interests	—	—
Net income attributable to common unitholders	$18,666	$22,393
Denominator:
Weighted average OP Units outstanding - basic	233,046	222,268
Dilutive units - OP Units convertible into common units	—	—
Adjusted weighted average units outstanding - diluted	233,046	222,268
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.10
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.10

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$39,025	$38,605
Cash paid for operating leases	4,335	4,554

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$7,620	$19,013
Dividend distributions declared, but not paid	75,766	71,146
Redemption of non-controlling interest	2,065	255
ROU assets obtained in exchange for lease obligations	—	3,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us,” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.
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
Forward-looking statements regarding HR and HTA, include, but are not limited to, statements related to the Merger, including the anticipated timing, benefits and financial and operational impact thereof; HR’s expected financing for the transaction; other statements of management’s belief, intentions or goals; and other statements that are not historical facts. These forward-looking statements are based on each of the companies’ current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks and uncertainties associated with: HR’s and HTA’s ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the Merger; risks related to diverting the attention of HR and HTA management from ongoing business operations; failure to realize the expected benefits of the Merger; significant transaction costs and/or unknown or inestimable liabilities; the risk of shareholder litigation in connection with the Merger, including resulting expense or delay; the risk that HTA’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the ability to obtain the expected financing to consummate the Merger; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company following completion of the Merger; effects relating to the announcement of the Merger or any further announcements or the consummation of the Merger on the market price of HR’s or HTA’s common stock; the possibility that, if HR does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of HR’s common stock could decline; general adverse economic and local real estate conditions; the inability of significant tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; increases in interest rates; increases in operating expenses and real estate taxes; changes in the dividend policy for HR’s common stock or its ability to pay dividends; impairment charges; pandemics or other health crises, such as COVID-19; and other risks and uncertainties affecting HR and HTA, including those described from time to time under the caption “Risk Factors” and elsewhere in HR’s and HTA’s SEC filings and reports, including HR’s Annual Report on Form 10-K for the year ended December 31, 2021, HTA’s Annual Report on Form 10-K for the year ended December 31, 2021, and other filings and reports by either company. Moreover, other risks and uncertainties of which HR or HTA are not currently aware may also affect each of the companies’ forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by HR or HTA on their respective websites or otherwise. Neither HR nor HTA undertakes any obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2021 Annual Report on Form 10-K, which is incorporated herein and those discussed in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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

Since 2006, we have invested $7.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 26.0 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 21% of our total GLA as of March 31, 2022. We are concentrated in 20 to 25 key markets that are generally experiencing higher economic and demographic trends than other markets that we expect will drive demand for MOBs. As of March 31, 2022, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 95% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Houston, Boston, Miami and Indianapolis being our largest markets by annualized base rent.
Merger with Healthcare Realty Trust Incorporated
On February 28, 2022, the Company, the Company OP and Merger Sub entered into a Merger Agreement with HR whereby Merger Sub will merge with and into HR, with HR continuing as the surviving corporation. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of Common Stock, $0.01 par value per share, of HR Common Stock will be converted into the right to receive 1.0 share of Class A Common Stock, $0.01 par value per share, of the Company Common Stock. The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of both companies’ stockholders. The boards of directors of the Company and HR have unanimously approved the Merger Agreement. The Merger is expected to close during the third quarter of 2022.
Additionally, on May 2, 2022, HTA and HR filed a Form S-4 Registration Statement with the SEC in connection with the contemplated Merger. Please review this Form S-4 for more information about the contemplated Merger.
Company Highlights
Portfolio Operating Performance
•For the three months ended March 31, 2022, our total revenue was $202.0 million, compared to $191.5 million for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, our net income was $18.7 million, compared to $22.4 million, for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, our net income attributable to common stockholders was $0.08 per diluted share, or $18.3 million, compared to $0.10 per diluted share, or $22.0 million, for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, HTA’s FFO, as defined by NAREIT, was $93.6 million, or $0.40 per diluted share, compared to $0.44 per diluted share, or $97.8 million, for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, HTALP’s FFO was $94.0 million, or $0.40 per diluted OP Unit, compared to $0.44 per diluted OP Unit, or $98.2 million, for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, HTA’s and HTALP’s Normalized FFO was $0.44 per diluted share and OP Unit, or $101.5 million, compared to $0.44 per diluted share and OP Unit, or $98.3 million for the three months ended March 31, 2021.
•For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.
•For the three months ended March 31, 2022, our Net Operating Income (“NOI”) was $136.1 million, compared to $131.9 million for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, our Same-Property Cash NOI increased 0.8%, or $0.9 million, to $117.4 million, compared to $116.5 million for the three months ended March 31, 2021.
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
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of March 31, 2022, approximately 95% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.
•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of March 31, 2022, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 17 of our top 20 markets.
•During the three months ended March 31, 2022, we closed on $19.0 million worth of medical office building investments totaling approximately 44,000 square feet of GLA. In addition, we funded $2.3 million of investments in real estate notes receivable.
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
•As of March 31, 2022, our in-house asset management and leasing platform operated approximately 25.0 million square feet of GLA, or 96% of our total portfolio.
•As of March 31, 2022, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.3% by GLA and our occupancy rate was 87.3% by GLA.
•We entered into new and renewal leases on approximately 0.7 million square feet of GLA, or approximately 2.7% of the GLA of our total portfolio, during the three months ended March 31, 2022.
•During the three months ended March 31, 2022, tenant retention for the Same-Property portfolio was 69%. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.
Financial Strategy and Balance Sheet Flexibility
•As of March 31, 2022, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 29.4%. Total liquidity was approximately $1.0 billion, inclusive of $975.0 million available on our unsecured revolving credit facility and cash and cash equivalents of $10.9 million as of March 31, 2022.
•As of March 31, 2022, the weighted average remaining term of our debt portfolio was 6.2 years.
Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2021 Annual Report on Form 10-K. Additionally, in light of the COVID-19 pandemic, we believe we have included all relevant information when determining our management estimates and that these estimates are in line with our established policies. For further information on other significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
For detail on recently issued accounting pronouncements see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of material trends or uncertainties other than the risk factors previously discussed in Part I, Item 1A - Risk Factors, in our 2021 Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors below, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.

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
Investment Activity
During the three months ended March 31, 2022, we had investments with an aggregate gross purchase price of $19.1 million. During the three months ended March 31, 2021, we had investments with an aggregate gross purchase price of $32.9 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
As of March 31, 2022 and 2021, we owned and operated approximately 26.0 million and 25.6 million square feet of GLA, respectively, with a leased rate of 89.3% and 89.2%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 87.3% and 87.9%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended March 31, 2022 and 2021, respectively, is set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues:
Rental income	$200,243	$191,350	$8,893	4.6%
Interest and other operating income	1,759	143	1,616	NM
Total revenues	202,002	191,493	10,509	5.5
Expenses:
Rental	65,884	59,579	6,305	10.6
General and administrative	12,448	10,560	1,888	17.9
Merger-related costs	6,018	—	6,018	NM
Transaction	144	96	48	50.0
Depreciation and amortization	75,386	76,274	(888)	(1.2)
Interest expense	23,940	22,986	954	4.2
Total expenses	183,820	169,495	14,325	8.5
Loss on sale of real estate, net	(4)	—	(4)	NM
Income from unconsolidated joint venture	400	392	8	2.0
Other income	88	3	85	NM
Net income	$18,666	$22,393	$(3,727)	(16.6)%

NOI	$136,118	$131,914	$4,204	3.2%
Same-Property Cash NOI	$117,430	$116,549	$881	0.8%
*NM- not meaningful.
Rental Income
For the three months ended March 31, 2022 and 2021, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Contractual rental income	$191,165	$182,512	$8,653	4.7%
Straight-line rent and amortization of above and (below) market leases	4,244	5,247	(1,003)	(19.1)
Other rental revenue	4,834	3,591	1,243	34.6
Total rental income	$200,243	$191,350	$8,893	4.6%

Contractual rental income, which includes expense reimbursements, increased $8.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to additional contractual rental income of $8.2 million from our 2021 and 2022 acquisitions, and contractual rent increases for the three months ended March 31, 2022, partially offset by $2.8 million of reduced contractual rental income as a result of the buildings we sold during 2021 and 2022 for the three months ended March 31, 2022, respectively.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three months ended March 31, 2022 and 2021, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended March 31,
	2022	2021
New and renewal leases:
Average starting base rents	$28.92	$24.75
Average expiring base rents	25.99	22.99

Square feet of GLA	713	705
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2022 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type, term, geography, and supply/demand dynamics.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three months ended March 31, 2022 and 2021, respectively (in per square foot of GLA):

	Three Months Ended March 31,
	2022	2021
New leases:
Tenant improvements	$35.09	$22.34
Leasing commissions	5.11	3.63
Tenant concessions	0.41	7.14
Renewal leases:
Tenant improvements	$7.01	$5.03
Leasing commissions	4.12	2.21
Tenant concessions	0.00	0.16
The average term for new and renewal leases executed consisted of the following for the three months ended March 31, 2022 and 2021, respectively (in years):

	Three Months Ended March 31,
	2022	2021
New leases	6.5	4.4
Renewal leases	4.3	4.2
Rental Expenses
For the three months ended March 31, 2022 and 2021, rental expenses attributable to our properties were $65.9 million and $59.6 million, respectively. The increase in rental expenses was primarily due to $3.8 million of additional rental expenses associated with our 2021 and 2022 acquisitions for the three months ended March 31, 2022, respectively.

General and Administrative Expenses
For the three months ended March 31, 2022 and 2021, general and administrative expenses were $12.4 million and $10.6 million, respectively. The increase was driven primarily by the following: (i) increased board expenses of $0.4 million, which includes additional board meeting fees of $0.2 million incurred primarily as a result of the Merger Agreement and the process related thereto, and $0.2 million of board member retainer fees for the board chairman and new board members; (ii) increased legal and professional fees of $0.4 million, primarily driven by costs incurred as a result of the previously disclosed whistleblower investigation, employee retention and strategic review matters; and (iii) increased costs for general corporate matters.
Merger-related costs
For the three months ended March 31, 2022, merger-related costs as a result of the contemplated Merger with HR were $6.0 million and included the following: (i) financial advisor fees of $3.8 million; (ii) legal fees of $1.8 million; (iii) merger and integration consulting fees of $0.3 million; and (iv) travel costs of $0.1 million. No such costs were incurred for the three months ended March 31, 2021.
Depreciation and Amortization Expense
For the three months ended March 31, 2022 and 2021, depreciation and amortization expense was $75.4 million and $76.3 million, respectively. The slight decrease in expense was associated with our buildings we disposed of during 2021 and 2022, offset by 2021 and 2022 acquisitions.
Interest Expense
For the three months ended March 31, 2022 and 2021, interest expense was $23.9 million and $23.0 million, respectively. The increase in interest expense is primarily related to amortization of commitment fees on the $1.7 billion bridge loan financing commitment secured in connection with the contemplated Merger with HR.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Loss on Sale of Real Estate, net
For the three months ended March 31, 2022, we realized a net loss of approximately $4 thousand, as a result of the sale of a tenant purchase option on 1 of our MOBs located in Georgia. For the three months ended March 31, 2021, we had no property dispositions.
Net Income
For the three months ended March 31, 2022 and 2021, net income was $18.7 million and $22.4 million, respectively. The decrease is primarily the result of the merger-related costs incurred as a result of the contemplated Merger with HR.
NOI and Same-Property Cash NOI
For the three months ended March 31, 2022 and 2021, NOI was $136.1 million and $131.9 million, respectively. The increases in NOI was primarily due to additional NOI from our 2021 and 2022 acquisitions of $5.6 million for the three months ended March 31, 2022, respectively, partially offset by $1.6 million of reduced NOI as a result of the buildings we sold during 2021 and 2022 for the three months ended March 31, 2022, respectively, and a reduction in straight-line rent from properties we owned for more than a year.
Same-Property Cash NOI increased 0.8% to $117.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily the result of rent escalations, offset by a slight decrease in average occupancy.
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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2022 and 2021, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$18,315	$22,030
Depreciation and amortization expense related to investments in real estate	74,799	75,331
Loss on sale of real estate, net	4	—
Proportionate share of joint venture depreciation and amortization	488	488
FFO attributable to common stockholders	$93,606	$97,849
Transaction expenses	144	96
Merger-related costs (1)	6,018	—
Commitment fee amortization (2)	892	—
Non-controlling income from OP Units included in diluted shares	351	363
Other normalizing adjustments (3)	514	—
Normalized FFO attributable to common stockholders	$101,525	$98,308

Net income attributable to common stockholders per diluted share	$0.08	$0.10
FFO adjustments per diluted share, net	0.32	0.34
FFO attributable to common stockholders per diluted share	$0.40	$0.44
Normalized FFO adjustments per diluted share, net	0.04	0.00
Normalized FFO attributable to common stockholders per diluted share	$0.44	$0.44

Weighted average diluted common shares outstanding	233,046	222,268
(1) For the three months ended March 31, 2022, merger-related costs include the following: (i) financial advisor fees of $3.8 million; (ii) legal fees of $1.8 million; (iii) merger and integration consulting fees of $0.3 million; and (iv) travel costs of $0.1 million.
(2) For the three months ended March 31, 2022, commitment fee amortization relates to commitment fees on the $1.7 billion bridge loan financing commitment secured in connection with the pending transaction with HR.
(3) For the three months ended March 31, 2022, other normalizing adjustments include the following: (i) additional board meeting fees of $159,000; (ii) legal and professional fees related to the whistleblower investigation of $143,000; (iii) legal fees related to employee retention matters of $131,000; and (iv) professional fees related to strategic review matters of $81,000.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2022 and 2021, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2022	2021
Net income attributable to common unitholders	$18,666	$22,393
Depreciation and amortization expense related to investments in real estate	74,799	75,331
Loss on sale of real estate, net	4	—
Proportionate share of joint venture depreciation and amortization	488	488
FFO attributable to common unitholders	$93,957	$98,212
Transaction expenses	144	96
Merger-related costs (1)	6,018	—
Commitment fee amortization (2)	892	—
Other normalizing adjustments (3)	514	—
Normalized FFO attributable to common unitholders	$101,525	$98,308

Net income attributable to common unitholders per diluted share	$0.08	$0.10
FFO adjustments per diluted OP Unit, net	0.32	0.34
FFO attributable to common unitholders per diluted OP Unit	$0.40	$0.44
Normalized FFO adjustments per diluted OP Unit, net	0.04	0.00
Normalized FFO attributable to common unitholders per diluted OP Unit	$0.44	$0.44

Weighted average diluted common OP Units outstanding	233,046	222,268
(1) For the three months ended March 31, 2022, merger-related costs include the following: (i) financial advisor fees of $3.8 million; (ii) legal fees of $1.8 million; (iii) merger and integration consulting fees of $0.3 million; and (iv) travel costs of $0.1 million.
(2) For the three months ended March 31, 2022, commitment fee amortization relates to commitment fees on the $1.7 billion bridge loan financing commitment secured in connection with the pending transaction with HR.
(3) For the three months ended March 31, 2022, other normalizing adjustments include the following: (i) additional board meeting fees of $159,000; (ii) legal and professional fees related to the whistleblower investigation of $143,000; (iii) legal fees related to employee retention matters of $131,000; and (iv) professional fees related to strategic review matters of $81,000.
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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$18,666	$22,393
General and administrative expenses	12,448	10,560
Merger-related costs	6,018	—
Transaction expenses	144	96
Depreciation and amortization expense	75,386	76,274
Interest expense	23,940	22,986
Loss on sale of real estate, net	4	—
Income from unconsolidated joint venture	(400)	(392)
Other income	(88)	(3)
NOI	$136,118	$131,914
Straight-line rent adjustments, net	(2,828)	(3,774)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(407)	(475)
Notes receivable interest income	(1,660)	(6)
Cash NOI	$131,223	$127,659
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(6,280)	(2,180)
Redevelopment Cash NOI	(2,105)	(2,650)
Intended for sale Cash NOI	(5,408)	(6,280)
Same-Property Cash NOI (1)	$117,430	$116,549

(1) Same-Property includes 424 buildings for the three months ended March 31, 2022 and 2021, respectively.
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
As of March 31, 2022, we had total liquidity of $1.0 billion, inclusive of $975.0 million available on our unsecured revolving credit facility and cash and cash equivalents of $10.9 million.
As of March 31, 2022, we had unencumbered assets with a gross book value of $7.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2022, we estimate that our expenditures for capital improvements including lease commissions for the remainder of the year will range from approximately $75 million to $100 million depending on leasing activity. In addition, we have approximately $150 million inclusive of costs to complete active development projects and incremental tenant improvements as part of our recently completed development projects. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, we believe our liquidity of $1.0 billion allows us the flexibility to fund such capital expenditures.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Cash, cash equivalents and restricted cash - beginning of period	$57,069	$118,765	$(61,696)
Net cash provided by operating activities	49,308	65,353	(16,045)
Net cash used in investing activities	(33,180)	(76,299)	43,119
Net cash used in financing activities	(57,775)	(74,733)	16,958
Cash, cash equivalents and restricted cash - end of period	$15,422	$33,086	$(17,664)
Net cash provided by operating activities decreased in 2022 primarily due to the impact of our 2021 and 2022 dispositions, partially offset by our 2021 and 2022 acquisitions and contractual rent increases. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the three months ended March 31, 2022, net cash used in investing activities primarily related to capital expenditures of $28.6 million, investments in real estate of $19.1 million, development of real estate of $10.4 million, and advances on real estate notes receivable of $2.3 million, partially offset by proceeds from the sale of real estate of $26.8 million. For the three months ended March 31, 2021, net cash used in investing activities primarily related to investments in real estate of $30.5 million, capital expenditures of $28.9 million and development of real estate of $17.1 million.
For the three months ended March 31, 2022, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $74.4 million, and deferred financing costs of $5.4 million, partially offset by net borrowings under our revolving credit facility of $25.0 million. For the three months ended March 31, 2021, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $70.0 million, and the repurchase and cancellation of common stock of $3.2 million.
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

For the three months ended March 31, 2022, we paid cash dividends of $74.4 million on our common stock. In April 2022 for the quarter ended March 31, 2022, we paid cash dividends on our common stock of $74.4 million.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of March 31, 2022, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 29.4%.
As of March 31, 2022, we had debt outstanding of $3.1 billion and the weighted average interest rate therein was 2.86% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2022, $975.0 million was available on our $1.0 billion unsecured revolving credit facility maturing in October 2025.
Unsecured Term Loans
As of March 31, 2022, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2025, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of March 31, 2022, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030 and $800.0 million of senior notes maturing in 2031.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2022, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2022, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2021 Annual Report on Form 10-K.
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
As of March 31, 2022, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of March 31, 2022.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
May 6, 2022
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
As of March 31, 2022, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of March 31, 2022.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting. This determination was reached after careful evaluation of the effects COVID-19 has had on our operations.
May 6, 2022

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On May 6, 2022, a purported stockholder of the Company filed a lawsuit in the United States District Court for the Southern District of New York against us and seven of our current directors, captioned Shiva Stein v. Healthcare Trust of America, Inc., et al., Case No. 1:22-cv-03703 (the “Complaint”).
The Complaint alleges that the preliminary proxy statement issued in connection with the Merger omits material information or contains misleading disclosures and that, as a result, (i) all of the defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and (ii) our directors violated section 20(a) of the Exchange Act. The Complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages to the extent the transactions contemplated by the Merger Agreement have been implemented; (iii) dissemination of a proxy statement that does not omit material information or contain any misleading disclosures; (iv) an accounting to plaintiff for all damages suffered as a result of the alleged wrongdoing; and (v) an award of plaintiff’s expenses, including attorneys’ and experts’ fees. We believe the claims asserted in the Complaint are without merit. Additional lawsuits may be filed against us, our Board of Directors, and/or other parties to the Merger in connection with the transactions contemplated by the Merger Agreement.
In addition, we are, from time to time, also subject to claims and litigation arising in the ordinary course of business with respect to tenant litigation and threatened or asserted labor matters.
We do not believe liability from any reasonably foreseeable disposition of the aforementioned claims and litigation, individually or in the aggregate, would have a material effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2022, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	42,834	$33.55	—	—
February 1, 2022 to February 28, 2022	672	30.33	—	—
March 1, 2022 to March 31, 2022	6,041	30.40	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated as of February 28, 2022, among Healthcare Realty Trust Incorporated, Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, and HR Acquisition 2, LLC (included as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2022 and incorporated herein by reference).

10.1†
First Amendment to the Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan (included as Exhibit 99.1 to our Current Report on Form 8-K filed on March 15, 2022 and incorporated herein by reference).

10.2†
First Amendment to the Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton (included as Exhibit 99.2 to our Current Report on Form 8-K filed on March 15, 2022 and incorporated herein by reference).

10.3	Form of Indemnification Agreement executed by Constance B. Moore (included as Exhibit 10.46 to our Amended Annual Report on Form 10-K/A filed on April 12, 2022 and incorporate d herein by reference).
10.4	Form of Indemnification Agreement executed by Reshma Block (included as Exhibit 10.47 to our Amended Annual Report on Form 10-K/A filed on April 12, 2022 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	May 6, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 6, 2022

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Peter N. Foss	Interim President and Chief Executive Officer
	Peter N. Foss	(Principal Executive Officer)
Date:	May 6, 2022

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 6, 2022