Form 10-Q
period 2022-06-30
Healthcare Realty Trust Inc
filed 2022-08-09
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED

(Exact name of Registrant as specified in its charter)

Maryland	(Healthcare Realty Trust Incorporated)	20-4738467
(State or other jurisdiction of Incorporation or organization)		(I.R.S. Employer Identification No.)
3310 West End Avenue, Suite 700
Nashville, Tennessee 37203
(Address of principal executive offices)
(615) 269-8175
(Registrant's telephone number, including area code)

www.healthcarerealty.com
(Internet address)
Healthcare Trust of America, Inc.
16435 N. Scottsdale Road, Suite 320
Scottsdale, Arizona 85254
(Former name, former address and former fiscal year, if changed since last report)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	HR	New York Stock Exchange
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

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer

☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

As of August 5, 2022, the Registrant had 380,549,204 shares of Common Stock outstanding.

Explanatory Note

On July 20, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization (the “Combined Company”) and to provide a platform for the Combined Company to more efficiently acquire properties in a tax-deferred manner. The Combined Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.

For accounting purposes, the Merger is treated as a “reverse acquisition” in which Legacy HTA is considered the legal acquirer and Legacy HR is considered the accounting acquirer. As a result, the historical financial statements of the accounting acquiror, Legacy HR, become the historical financial statements of Legacy HTA. Because this Quarterly Report on Form 10-Q is being filed by the Combined Company with respect to periods ended prior to the Merger, this report contains the financial statements and other information of Legacy HR as of June 30, 2022. The financial statements and other information of Legacy HTA and the OP as of June 30, 2022 are contained in a Current Report on Form 8-K filed by the Combined Company concurrently with this Quarterly Report on Form 10-Q. Future periodic reports for periods ending following the Merger will reflect financial and other information of the Combined Company.

For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR and reference to the “Combined Company” are to Legacy HR, Legacy HTA and the OP after giving effect to the Merger.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2022	DECEMBER 31, 2021
Real estate properties
Land	$456,306	$387,918
Buildings, improvements and lease intangibles	4,673,026	4,458,119
Personal property	11,799	11,761
Investment in financing receivable, net	118,446	186,745
Financing lease right-of-use assets	71,632	31,576
Construction in progress	16,728	3,974
Land held for development	22,952	24,849
Total real estate properties	5,370,889	5,104,942
Less accumulated depreciation and amortization	(1,402,509)	(1,338,743)
Total real estate properties, net	3,968,380	3,766,199
Cash and cash equivalents	34,312	13,175
Assets held for sale, net	—	57
Operating lease right-of-use assets	126,204	128,386
Investments in unconsolidated joint ventures	210,781	161,942
Other assets, net	209,200	189,160
Total assets	$4,548,877	$4,258,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$2,063,755	$1,801,325
Accounts payable and accrued liabilities	84,210	86,108
Liabilities of assets held for sale	—	294
Operating lease liabilities	94,748	96,138
Financing lease liabilities	62,195	22,551
Other liabilities	66,102	67,387
Total liabilities	2,371,010	2,073,803
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 151,637 and 150,457 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,516	1,505
Additional paid-in capital	4,002,526	3,972,917
Accumulated other comprehensive loss	(1,250)	(9,981)
Cumulative net income attributable to common stockholders	1,314,515	1,266,158
Cumulative dividends	(3,139,440)	(3,045,483)
Total stockholders' equity	2,177,867	2,185,116
Total liabilities and stockholders' equity	$4,548,877	$4,258,919
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2022	2021	2022	2021
Revenues
Rental income	$140,632	$128,486	$279,121	$256,874
Interest from financing receivable, net	1,957	510	3,887	510
Other operating	2,738	2,427	5,213	4,378
	145,327	131,423	288,221	261,762
Expenses
Property operating	57,010	51,509	114,474	103,724
General and administrative	10,540	8,545	21,576	17,044
Acquisition and pursuit costs	1,352	670	2,655	1,414
Merger-related costs	7,085	—	13,201	—
Depreciation and amortization	55,731	49,826	109,772	99,905
	131,718	110,550	261,678	222,087
Other income (expense)
Gain on sales of real estate properties	8,496	20,970	53,280	39,860
Interest expense	(15,543)	(13,261)	(29,204)	(26,523)
Loss on extinguishment of debt	—	—	(1,429)	—
Impairment of real estate properties	—	(5,078)	25	(5,912)
Equity loss from unconsolidated joint ventures	(307)	(146)	(652)	(220)
Interest and other (expense) income, net	(125)	(262)	(206)	238
	(7,479)	2,223	21,814	7,443
Net income	$6,130	$23,096	$48,357	$47,118

Basic earnings per common share	$0.04	$0.16	$0.32	$0.33
Diluted earnings per common share	$0.04	$0.16	$0.32	$0.33

Weighted average common shares outstanding - basic	149,676	141,917	149,321	140,354
Weighted average common shares outstanding - diluted	149,739	142,049	149,397	140,468

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2022 and 2021
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2022	2021	2022	2021
Net income	$6,130	$23,096	$48,357	$47,118
Other comprehensive income
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	823	1,114	1,909	2,209
Gains (losses) arising during the period on interest rate swaps	1,663	(807)	6,822	2,043
	2,486	307	8,731	4,252
Comprehensive income	$8,616	$23,403	$57,088	$51,370
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at March 31, 2022	$1,516	$3,999,060	$(3,736)	$1,308,385	$(3,092,343)	$2,212,882
Issuance of common stock, net of issuance costs	—	110	—	—	—	110
Share-based compensation	—	3,356	—	—	—	3,356
Net income	—	—	—	6,130	—	6,130
Reclassification adjustments for losses included in net income (interest expense)	—	—	823	—	—	823
Gains arising during the period on interest rate swaps	—	—	1,663	—	—	1,663
Dividends to common stockholders ($0.31 per share)	—	—	—	—	(47,097)	(47,097)
Balance at June 30, 2022	$1,516	$4,002,526	$(1,250)	$1,314,515	$(3,139,440)	$2,177,867

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at March 31, 2021	$1,417	$3,699,867	$(13,887)	$1,223,521	$(2,912,809)	$1,998,109
Issuance of common stock, net of issuance costs	38	116,153	—	—	—	116,191
Common stock redemptions	—	(55)	—	—	—	(55)
Share-based compensation	—	2,627	—	—	—	2,627
Net income	—	—	—	23,096	—	23,096
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,114	—	—	1,114
Losses arising during the period on interest rate swaps	—	—	(807)	—	—	(807)
Dividends to common stockholders ($0.3025 per share)	—	—	—	—	(44,021)	(44,021)
Balance at June 30, 2021	$1,455	$3,818,592	$(13,580)	$1,246,617	$(2,956,830)	$2,096,254

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116
Issuance of common stock, net of issuance costs	7	22,764	—	—	—	22,771
Common stock redemptions	—	(206)	—	—	—	(206)
Share-based compensation	4	7,051	—	—	—	7,055
Net Income	—	—	—	48,357	—	48,357
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,909	—	—	1,909
Gains arising during the period on interest rate swaps	—	—	6,822	—	—	6,822
Dividends to common stockholders ($0.62 per share)	—	—	—	—	(93,957)	(93,957)
Balance at June 30, 2022	$1,516	$4,002,526	$(1,250)	$1,314,515	$(3,139,440)	$2,177,867

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2020	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376
Issuance of common stock, net of issuance costs	59	179,216	—	—	—	179,275
Common stock redemptions	(1)	(1,610)	—	—	—	(1,611)
Share-based compensation	2	5,645	—	—	—	5,647
Net income	—	—	—	47,118	—	47,118
Reclassification adjustments for losses included in net income (interest expense)	—	—	2,209	—	—	2,209
Gains arising during the period on interest rate swaps	—	—	2,043	—	—	2,043
Dividends to common stockholders ($0.6050 per share)	—	—	—	—	(86,803)	(86,803)
Balance at June 30, 2021	$1,455	$3,818,592	$(13,580)	$1,246,617	$(2,956,830)	$2,096,254
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	SIX MONTHS ENDED June 30,
	2022	2021
Net income	$48,357	$47,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,772	99,905
Other amortization	2,680	1,728
Share-based compensation	7,055	5,647
Amortization of straight-line rent receivable (lessor)	(3,292)	(3,024)
Amortization of straight-line rent on operating leases (lessee)	756	735
Gain on sales of real estate properties	(53,280)	(39,860)
Loss on extinguishment of debt	1,429	—
Impairment of real estate properties	(25)	5,912
Equity loss from unconsolidated joint ventures	652	220
Distributions from unconsolidated joint ventures	108	—
Non-cash interest from financing receivable	(388)	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	540	(4,746)
Accounts payable and accrued liabilities	(3,166)	(10,418)
Other liabilities	2,923	2,412
Net cash provided by operating activities	114,121	105,629

INVESTING ACTIVITIES
Acquisitions of real estate	(287,004)	(100,121)
Development of real estate	(7,475)	(1,415)
Additional long-lived assets	(45,631)	(41,839)
Investments in unconsolidated joint ventures	(49,599)	(45,018)
Investment in financing receivable	498	(104,648)
Proceeds from sales of real estate properties	108,044	90,144
Net cash used in investing activities	(281,167)	(202,897)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	280,500	13,000
Repayments of notes and bonds payable	(18,224)	(1,925)
Redemption of notes and bonds payable	(2,184)	—
Dividends paid	(93,774)	(86,803)
Net proceeds from issuance of common stock	22,768	179,381
Common stock redemptions	(852)	(2,014)
Debt issuance and assumption costs	—	(252)
Payments made on finance leases	(51)	(683)
Net cash provided by financing activities	188,183	100,704

Increase in cash and cash equivalents	21,137	3,436
Cash and cash equivalents at beginning of period	13,175	15,303
Cash and cash equivalents at end of period	$34,312	$18,739

Supplemental Cash Flow Information
Interest paid	$26,641	$24,659
Invoices accrued for construction, tenant improvements and other capitalized costs	$18,874	$19,506
Capitalized interest	$145	$154

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. References to the Company in these Notes to the Condensed Consolidated Financial Statements are to Legacy HR as the "accounting acquiror" in the Merger defined and described in more detail in Note 9 to these Condensed Consolidated Financial Statements. As of June 30, 2022, the Company had gross investments of approximately $5.4 billion in 255 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property. The Company's 255 real estate properties are located in 23 states and total approximately 17.2 million square feet. The Company provided leasing and property management services to approximately 15.4 million square feet nationwide. The Company owns 50% of an unconsolidated joint venture with Teachers Insurance and Annuity Association (the "TIAA Joint Venture") and earns certain fees as the managing member. As of June 30, 2022, the TIAA Joint Venture owned 21 real estate properties. See Note 2 for more details regarding the Company's unconsolidated joint ventures. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the Company's Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm’s review.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. All material intercompany transactions and balances have been eliminated in consolidation.
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022 for many reasons including, but not limited to, the Merger (as discussed in more detail in Note 9 below), acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements include, as of June 30, 2022, the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Accounting Standards Codification 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.
For property holding entities not determined to be VIEs, the Company consolidates such entities in which it owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For any entity in which the Company owns

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements.
As of June 30, 2022, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Investments in Leases - Financing Receivables, Net
In accordance with Accounting Standards Codification ("ASC") 842, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables”.
During the first quarter of 2022, the Company reclassified the two medical office buildings in Nashville, Tennessee that were acquired in separate sale-leaseback transactions in the fourth quarter of 2021. The leases with the sellers commenced in the first quarter, which resulted in the allocation of the financing receivable totaling $73.9 million to land and building and improvements.
Income from Lease Financing Receivables
The Company recognizes the related income from the financing receivable based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease agreement.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Income from financing receivable, net over the life of the lease.
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This topic requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of Topic 606. To achieve the core principle, the Company applies the five step model specified in the guidance.
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2022	2021	2022	2021
Type of Revenue
Parking income	$1,919	$1,880	$3,672	$3,538
Management fee income [1]	783	419	1,438	658
Miscellaneous	36	128	103	182
	$2,738	$2,427	$5,213	$4,378
1 Includes the recovery of certain expenses under the financing receivable as outlined in the management agreement.

The Company’s major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
New Accounting Pronouncements
Accounting Standards Update No. 2020-04
On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Management continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Note 2. Real Estate Investments
2022 Company Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2022:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE [2]	OTHER [3]	SQUARE FOOTAGE
Dallas, TX	2/11/22	$8,175	$8,185	$8,202	$(17)	18,000
San Francisco, CA [4]	3/7/22	114,000	112,986	108,687	4,299	166,396
Atlanta, GA	4/7/22	6,912	7,054	7,178	(124)	21,535
Denver, CO	4/13/22	6,320	5,254	5,269	(15)	12,207
Colorado Springs, CO [5]	4/13/22	13,680	13,686	13,701	(15)	25,800
Seattle, WA	4/28/22	8,350	8,334	8,370	(36)	13,256
Houston, TX	4/28/22	36,250	36,299	36,816	(517)	76,781
Los Angeles, CA	4/29/22	35,000	35,242	25,400	9,842	34,282
Oklahoma City, OK	4/29/22	11,100	11,259	11,334	(75)	34,944
Raleigh, NC [4]	5/31/22	27,500	26,710	27,127	(417)	85,113
Tampa, FL [5]	6/9/22	18,650	18,619	18,212	407	55,788
Total real estate acquisitions		$285,937	$283,628	$270,296	$13,332	544,102
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Excludes financing right of use assets.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes three properties.
5Includes two properties.

Subsequent to June 30, 2022 and unrelated to the Merger, the Company acquired the following property:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Seattle, WA	8/1/22	$4,850	10,593

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2022 TIAA Joint Venture Acquisitions
The TIAA Joint Venture is not consolidated for purposes of the Company's Condensed Consolidated Financial Statements. The following table details the TIAA Joint Venture acquisitions for the six months ended June 30, 2022:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE	COMPANY OWNERSHIP %
San Francisco, CA [3]	3/7/22	$67,175	$66,789	$65,179	$1,610	110,865	50%
Los Angeles, CA [4]	3/7/22	33,800	32,384	32,390	(6)	103,259	50%
Total real estate acquisitions		$100,975	$99,173	$97,569	$1,604	214,124

1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
3Includes three properties.
4Includes two properties.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and six months ended June 30, 2022 and 2021 related to its joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2022	2021	2022	2021

Investments in unconsolidated joint ventures, beginning of period [1]	$211,195	$83,943	$161,942	$73,137
New investments during the period	—	34,138	49,599	45,018
Equity loss recognized during the period [1]	(307)	(146)	(652)	(220)
Owner Distributions	(107)	—	(108)	—
Investments in unconsolidated joint ventures, end of period [1]	$210,781	$117,935	$210,781	$117,935
1In addition to the TIAA Joint Venture, the Company also has a 55% and 27% ownership interest, respectively, in two limited liability companies that each own a parking garage in Atlanta, Georgia.

2022 Real Estate Asset Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2022:

Dollars in millions	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Loveland, CO [2]	2/24/22	$84,950	$(45)	$84,905	$40,095	$4	$44,806	150,291
San Antonio, TX [2]	4/15/22	25,500	(2,272)	23,228	14,381	284	8,563	201,523
Total dispositions		$110,450	$(2,317)	$108,133	$54,476	$288	$53,369	351,814
1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Assets Held for Sale
The Company did not have any properties classified as assets held for sale as of June 30, 2022 and December 31, 2021. The table below reflects the assets and liabilities of the properties classified as held for sale as of June 30, 2022 and December 31, 2021:

Dollars in thousands	June 30, 2022	December 31, 2021
Other assets, net	$—	$57
Assets held for sale, net	$—	$57

Accounts payable and accrued liabilities	$—	$169
Other liabilities	—	125
Liabilities of assets held for sale	$—	$294
Note 3. Leases
Lessor Accounting
The Company’s properties generally were leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2040. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s single-tenant net leases generally require the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2022 was $140.6 million and $279.1 million, respectively.
On March 30, 2022, the Company executed a lease as a ground lessor for a 1.9 acre parcel of land in Texas previously recorded in land held for development. The lease is classified as a sales-type lease under Topic 842 as the present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset. The land value of $1.8 million was reclassified from Land held for development to Other assets.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and the sale-type lease, as of June 30, 2022 were as follows:

Dollars in thousands	OPERATING
2022	$214,083
2023	398,689
2024	326,597
2025	269,308
2026	217,068
2027 and thereafter	566,038
$1,991,783
Lessee Accounting
As of June 30, 2022, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2022, the Company had 108 properties totaling 8.9 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 41 prepaid ground leases as of June 30, 2022. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
million and $0.2 million of the Company’s rental expense for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
The Company’s future lease payments (primarily for its 67 non-prepaid ground leases) as of June 30, 2022 were as follows:

Dollars in thousands	OPERATING	FINANCING
2022	$2,118	$735
2023	5,071	1,654
2024	5,130	1,692
2025	5,174	1,723
2026	5,201	1,749
2027 and thereafter	306,956	368,730
Total undiscounted lease payments	329,650	376,283
Discount	(234,902)	(314,088)
Lease liabilities	$94,748	$62,195
The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2022 and 2021:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2022	2021	2022	2021
Operating lease cost
Operating lease expense	$1,194	$1,182	$2,409	$2,360
Variable lease expense	1,038	972	2,062	1,868

Finance lease cost
Amortization of right-of-use assets	331	88	503	176
Interest on lease liabilities	765	247	1,052	493
Total lease expense	$3,328	$2,489	$6,026	$4,897

Other information
Operating cash flows outflows related to operating leases	$1,799	$2,587	$4,596	$4,431
Operating cash flows outflows related to financing leases	$509	$—	$767	$—
Financing cash flows outflows related to financing leases	$—	$321	$51	$683
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$40,589	$—

Weighted-average remaining lease term (excluding renewal options) - operating leases	47.4	48.1
Weighted-average remaining lease term (excluding renewal options) - finance leases	61.7	64.5
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of June 30, 2022 and 2021.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 6/30/2022
Dollars in thousands		6/30/2022	12/31/2021
$700 million Unsecured Credit Facility	5/23	$490,500	$210,000	2.69%
$200 million Unsecured Term Loan due 2024, net of issuance costs [1]	5/24	199,572	199,460	2.55%
$150 million Unsecured Term Loan due 2026, net of issuance costs [2]	6/26	149,447	149,376	2.79%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	249,176	249,040	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	296,864	296,612	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,989	296,813	2.71%
Senior Notes due 2031, net of discount and issuance costs	3/31	295,601	295,374	2.24%
Mortgage notes payable, net of discounts and issuance costs and including premiums	8/23-12/26	85,606	104,650	3.97%
		$2,063,755	$1,801,325
1The effective interest rate includes the impact of interest rate swaps on $75.0 million at a weighted average rate of 2.37% (plus the applicable margin rate, currently 100 basis points).
2The effective interest rate includes the impact of interest rate swaps on $100.0 million at a weighted average rate of 2.23% (plus the applicable margin rate, currently 95 basis points).
3The effective interest rate includes the impact of the $1.7 million settlement of forward-starting interest rate swaps that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.
4The effective interest rate includes the impact of the $4.3 million settlement of forward interest rate hedges that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

Changes in Debt Structure
Mortgage payoffs
On February 18, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.70% that encumbered a 56,762 square foot property in California. The aggregate payoff price of $12.6 million consisted of outstanding principal of $11.0 million and a "make-whole" amount of approximately $1.6 million. The unamortized premium of $0.8 million and the unamortized cost on this note of $0.1 million were written off upon payoff.
On February 24, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.17% that encumbered a 80,153 square foot property in Colorado, in conjunction with the disposition of the property. The aggregate payoff price of $6.4 million consisted of outstanding principal of $5.8 million and a "make-whole" amount of approximately $0.6 million. The unamortized premium of $0.1 million was written off upon payoff.
Note 5. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of June 30, 2022, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2022.

	BALANCE AT JUNE 30, 2022
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps 2017, 2018, and 2019	Other assets	$2,516
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2022 and 2021 related to the Company's outstanding interest rate swaps.

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2022	2021		2022	2021
Interest rate swaps	$(1,663)	$807	Interest expense	$674	$965
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(1,663)	$807	Total interest expense	$823	$1,114

	GAIN RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2022	2021		2022	2021
Interest rate swaps	$(6,822)	$(2,043)	Interest expense	$1,612	$1,912
Settled treasury hedges	—	—	Interest expense	213	213
Settled interest rate swaps	—	—	Interest expense	84	84
	$(6,822)	$(2,043)	Total interest expense	$1,909	$2,209
The Company estimates that $1.0 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of June 30, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.4 million. As of June 30, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Redevelopment Activity
During the second quarter of 2022, the Company continued the redevelopment of a 217,114 square foot medical office building in Dallas, Texas. As of June 30, 2022, the Company had funded approximately $10.2 million in project costs. The building continues to operate with in-place leases during construction. The first new tenant lease of the redevelopment commenced in the first quarter of 2022.
During the second quarter of 2022, the Company continued the redevelopment of a medical office building in Tacoma, Washington. As of June 30, 2022, the Company had funded approximately $9.5 million in project costs. The redevelopment includes interior and exterior improvements to the existing building, plus the addition of 23,000 square feet. The Company expects the 23,000 square foot tenant lease for the expansion space to commence in the fourth quarter of 2022.
During the second quarter of 2022, the Company continued the development of a medical office building in Nashville, Tennessee. The Company began construction of a 106,194 square foot medical office building with the initial tenant lease expected to commence in the third quarter of 2023. As of June 30, 2022, the Company had funded approximately $7.4 million in project costs. The redevelopment includes the demolition of an existing 81,000 square foot medical office building. The Company recognized an impairment charge of $5.0 million related to the existing building in 2021.
During the second quarter of 2022, the Company continued redevelopment projects related to the following:
•Two medical office buildings totaling 158,338 square feet in Washington, DC. The Company has approved a leasing plan with a capital outlay that is expected to be completed in the first quarter of 2024. As of June 30, 2022, the Company has funded $0.1 million in project costs.
•A medical office building totaling 145,365 square feet in Dallas, Texas. The Company has approved a capital and leasing plan that is expected to be completed in the first quarter of 2024. As of June 30, 2022, the Company has funded $0.6 million in project costs.
•A medical office building totaling 93,992 square feet in Denver, Colorado that is expected to be a part of a larger redevelopment plan that was initiated in the first quarter of 2022.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2022 and the twelve months ended December 31, 2021:

	SIX MONTHS ENDED JUNE 30, 2022	TWELVE MONTHS ENDED DECEMBER 31, 2021
Balance, beginning of period	150,457,433	139,487,375
Issuance of common stock	745,483	10,899,301
Non-vested share-based awards, net of withheld shares	434,001	70,757
Balance, end of period	151,636,917	150,457,433

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

At-The-Market Equity Offering Program
On August 6, 2021 and November 5, 2021, the Company entered into equity distribution agreements with 12 investment banks to allow for issuance and sale under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. These agreements are no longer in effect following the closing of the Merger on July 20, 2022. The following table details the Company's forward at-the-market activity:

	WEIGHTED AVERAGE SALE PRICE per share	FORWARD SHARE CONTRACTS	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2021	$—	—	—	727,400	$—
1Q 2022	$31.73	—	727,400	—	$22.3
2Q 2022	$—	—	—	—	$—
Common Stock Dividends
During the six months ended June 30, 2022, the Company declared and paid common stock dividends totaling $0.62 per share. On July 1, 2022, the Company declared a prorated quarterly common stock dividend in the amount of $0.2010 per share payable on July 19, 2022 to stockholders of record on July 14, 2022. The remaining quarterly common stock dividend portion of $0.1090 per share was declared August 2, 2022 and is payable on August 30, 2022 to stockholders of record on August 15, 2022.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
During the three and six months ended June 30, 2022, the Company did not enter into any forward sale agreements to sell shares of common stock through the Company's at-the market equity offering program.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2022	2021	2022	2021
Weighted average common shares outstanding
Weighted average common shares outstanding	151,620,897	143,700,491	151,230,064	142,142,577
Non-vested shares	(1,945,042)	(1,783,278)	(1,908,652)	(1,788,410)
Weighted average common shares outstanding - basic	149,675,855	141,917,213	149,321,412	140,354,167

Weighted average common shares outstanding - basic	149,675,855	141,917,213	149,321,412	140,354,167
Dilutive effect of forward equity shares	—	61,064	—	27,896
Dilutive effect of employee stock purchase plan	62,694	70,711	75,394	85,714
Weighted average common shares outstanding - diluted	149,738,549	142,048,988	149,396,806	140,467,777

Net Income	$6,130	$23,096	$48,357	$47,118
Dividends paid on nonvested share-based awards	(601)	(539)	(1,207)	(1,080)
Net income applicable to common stockholders	$5,529	$22,557	$47,150	$46,038

Basic earnings per common share - net income	$0.04	$0.16	$0.32	$0.33
Diluted earnings per common share - net income	$0.04	$0.16	$0.32	$0.33

Incentive Plans
Restricted Common Shares
During the six months ended June 30, 2022, the Company made the following stock awards:
•During the first quarter of 2022, the Company granted non-vested stock awards to its named executive officers and other members of senior management and employees with a grant date fair value of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

$13.0 million, which consisted of an aggregate of 415,184 non-vested shares with vesting periods ranging from three to eight years.
•During the second quarter of 2022, the Company granted non-vested stock awards to its eight directors with a grant date fair value of $0.8 million, which consisted of an aggregate of 26,840 non-vested shares, with a one-year vesting period.
A summary of the activity under the Company's share-based incentive plans for the three and six months ended June 30, 2022 and 2021 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Share-based awards, beginning of period	1,951,551	1,786,371	1,562,028	1,766,061
Granted	26,840	37,978	442,024	203,701
Vested	(36,682)	(46,041)	(61,047)	(191,454)
Forfeited	—	—	(1,296)	—
Share-based awards, end of period	1,941,709	1,778,308	1,941,709	1,778,308

During the six months ended June 30, 2022 and 2021, the Company withheld 6,727 and 51,972 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
Restricted Stock Units
Prior to 2022, the Company granted long-term incentive awards, comprised of restricted stock, based on backward-looking performance measured at the end of the calendar year. The Company adopted a new incentive compensation structure effective January 2022, comprised of restricted stock and restricted stock units ("RSUs"). The RSUs are granted at the beginning of the year with three-year forward-looking performance targets.
On January 3, 2022, the Company granted restricted stock units to its named executive officers and certain other members of senior management and officers, with a grant date fair value of $9.7 million, which consisted of an aggregate 294,932 RSUs with a five-year vesting period.
Approximately 43% of the RSUs vest based on two market performance conditions. Relative and absolute total shareholder return ("TSR") awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $30.56 for the absolute TSR component and $41.30 for the relative TSR component for the January 2022 grant using the following assumptions:

THREE MONTHS ENDED MARCH 31,
Volatility	30.0%
Dividend assumption	Accrued
Expected term in years	3 years
Risk-free rate	1.02%
Stock price (per share)	$31.68
The remaining 57% of the restricted stock units vest upon certain operating performance conditions. With respect to the operating performance conditions of the January grant, the grant date fair value was $31.68 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January restricted stock units was $33.04 per share.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following is a summary of the RSU activity during the three and six months ended June 30, 2022:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	294,932	—	—	—
Granted	—	—	294,932	$33.04
Vested	—	—	—	—
Non-vested as of June 30, 2022	294,932	—	294,932
Employee Stock Purchase Plan
In addition to the share-based incentive plans, the Company maintains the Employee Stock Purchase Plan. A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2022 and 2021 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Outstanding and exercisable, beginning of period	427,802	415,299	348,514	341,647
Granted	—	—	255,960	253,200
Exercised	(1,965)	(3,012)	(12,518)	(18,977)
Forfeited	(20,303)	(22,873)	(45,789)	(42,034)
Expired	—	—	(140,633)	(144,422)
Outstanding and exercisable, end of period	405,534	389,414	405,534	389,414
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value due to the short term maturity of these investments.
•Borrowings under the Unsecured Credit Facility and the Term Loans Due 2024 and 2026 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
•Senior Notes and Mortgage Notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.
•Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models that consider forward yield curves and discount rates.
The table below details the fair values and carrying values for notes and bonds payable at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$2,063.8	$1,955.6	$1,801.3	$1,797.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
Note 9. Subsequent Events
On July 20, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR” or the "Company"), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”). Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization (the “Combined Company”) and to provide a platform for the Combined Company to more efficiently acquire properties in a tax-deferred manner. The Combined Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.
Executive Officers and Directors
The executive officers of the Company immediately preceding the Merger serve as the executive officers of the Combined Company. The board of directors of the Combined Company is comprised of all nine directors from the Company's board and four directors from HTA’s board.
Exchange Offer
In connection with the Merger, the OP offered to exchange all validly tendered and accepted notes of each series previously issued by Legacy HR (the “Old HR Notes”) for (i) up to $250,000,000 of 3.875% Senior Notes due 2025 (the “2025 Notes”), (ii) up to $300,000,000 of 3.625% Senior Notes due 2028 (the “2028 Notes”), (iii) up to $300,000,000 of 2.400% Senior Notes due 2030 (the “2030 Notes”) and (iv) up to $300,000,000 of 2.050% Senior Notes due 2031 to be issued by the OP (the “2031 Notes” and, collectively, the “New HR Notes”) and solicited consents from holders of the Old HR Notes to amend the indenture governing the Old HR Notes to eliminate substantially all of the restrictive covenants in such indenture (the “Exchange Offers”). The New HR Notes were issued pursuant to an indenture dated July 22, 2022, among the OP, Legacy HTA and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the first supplemental indenture, dated as of July 22, 2022, the second supplemental indenture, dated as of July 22, 2022, the third supplemental indenture, dated as of July 22, 2022 and the fourth supplemental indenture, dated as of July 22, 2022. Legacy HTA guaranteed the New HR Notes pursuant to (i) a guarantee of the 2025 Notes, (ii) a guarantee of the 2028 Notes, (iii) a guarantee of the 2030 Notes, and (iv) a guarantee of the 2031 Notes, each dated July 22, 2022. Legacy HTA and the OP filed a registration statement on Form S-4 (File No. 333-265593) relating to the issuance of the New HR Notes with the Securities and Exchange Commission (the “SEC”) on June 14, 2022, which was declared effective by the SEC on June 28, 2022. The following sets forth the results of the Exchange Offers:

Series of Old HR Notes		Tenders and Consents Received as of the Expiration Date	Percentage of Total Outstanding Principal Amount of Such Series of Old HR Notes
3.875%	Senior Notes due 2025	$235,016,000	94.01%
3.625%	Senior Notes due 2028	$290,246,000	96.75%
2.400%	Senior Notes due 2030	$297,507,000	99.17%
2.050%	Senior Notes due 2031	$298,858,000	99.62%
Credit Facilities
In connection with the effectiveness of the Merger, Legacy HR (in a limited capacity), Legacy HTA and the OP entered into the Fourth Amended and Restated Credit and Term Loan Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., The Bank of Nova Scotia, Capital One, National Association, U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers; and the other lenders named therein. The Credit Facility restructures the parties’ existing bank facilities and adds additional borrowing capacities for the Combined Company following the Merger. The OP is the borrower under the Credit Facility (in such capacity, the “Borrower”).
•Legacy HR’s existing $700.0 million revolving credit facility under the Amended and Restated Credit Agreement, dated as of May 31, 2019 (as amended, restated, replaced, supplemented, or otherwise modified

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

from time to time prior to July 20, 2022, the “Existing HR Revolving Credit Agreement”), by and among Legacy HR, the lenders party thereto from time to time and their assignees, as lenders, and Wells Fargo Bank, National Association, as the administrative agent (the “WF Administrative Agent”), was terminated, all outstanding obligations in respect thereof were deemed paid in full and all commitments thereunder were permanently reduced to zero and terminated.
•Legacy HR’s existing $200.0 million term loan facility and existing $150.0 million term loan facility under the Amended and Restated Term Loan Agreement, dated as of May 31, 2019 (as amended, restated, replaced, supplemented, or otherwise modified from time to time prior to July 20, 2022, the “Existing HR Term Loan Agreement”), by and among Legacy HR, the lenders party thereto from time to time and their assignees, as lenders, and the WF Administrative Agent, in each, case, were deemed continued and assumed by the Borrower under the Credit Facility, and the Existing HR Term Loan Agreement was terminated.
◦The existing $200.0 million term loan facility was amended to: (a) conform to the terms of the Borrower’s other term loan facilities under the Credit Facility; (b) include two one-year extension options, resulting in a latest final maturity in May 2026; and (c) reprice to align with the pricing for the Borrower’s other term loan facilities under the Credit Facility; and
◦The existing $150.0 million term loan facility was amended to conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the existing maturity in June 2026 remains unchanged under the Credit Facility.
•Legacy HTA’s and the OP’s existing $1.0 billion revolving credit facility was upsized to $1.5 billion (the “Revolver”) pursuant to the Credit Facility. The Revolver currently matures in October 2025, and the Credit Facility adds an additional one-year extension option for the Revolver, for a total of two one-year extension options.
•Legacy HTA’s and the OP’s existing $300.0 million term loan facility was deemed continued pursuant to the Credit Facility and was amended to conform to the terms of the Borrower’s other term loan facilities under the Credit Facility. The existing maturity in October 2025 remains unchanged under the Credit Facility.
•Legacy HTA’s and the OP’s existing $200.0 million term loan facility was deemed continued pursuant to the Credit Facility and was amended to (a) conform to the terms of the Borrower’s other term loan facilities under the Credit Facility; (b) extend the maturity from January 2024 to July 20, 2027; and (c) reprice to align with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
•The Credit Facility provides for a new $350.0 million delayed-draw term loan facility that is available to be drawn for 12 months after July 20, 2022 and has an initial maturity date of July 20, 2023, with two one-year extension options. The terms of any delayed draw term loans funded thereunder conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such delayed draw term loans aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
•The Credit Facility provides for a new $300.0 million term loan facility that was funded on July 20, 2022 and has a maturity of January 20, 2028, with no extension options. The terms of such term loan facility conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such term loan facility aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
Special Dividend
On May 13, 2022, Legacy HTA entered into a new $1.125 billion term loan agreement to fund the special dividend pursuant to the terms of the Merger Agreement. Prior to the Merger, Legacy HTA drew against the term loan to fund the special dividend of $4.82 that was declared on July 6, 2022 for shareholders of record on July 19, 2022. The special dividend was paid to all Legacy HTA shareholders on July 27, 2022. The Company plans to repay the term loan with proceeds from asset sales and joint ventures. As of the date of this report, the Company has closed on $433 million in joint ventures and asset sales. The remainder is expected to close in the third quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission (the "SEC"), as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms, and include, but are not limited to, statements related to the anticipated timing, financing benefits and financial and operational impact of the Merger. These forward-looking statements are based on the Company's, and with respect to the Merger, include HTA's, current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks and uncertainties associated with: risks related to diverting the attention the Company's management from ongoing business operations; failure to realize the expected benefits of the Merger; significant transaction costs and/or unknown or inestimable liabilities of the Merger; the risk of shareholder litigation in connection with the Merger, including resulting expense or delay; the risk that the Company’s and HTA’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; risks related to future opportunities and plans for the Combined Company, including the uncertainty of expected future financial performance and results of the Combined Company following completion of the transaction; the possibility that, if the Combined Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Combined Company’s common stock could decline; general adverse economic and local real estate conditions; the inability of significant tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; increases in interest rates; increases in operating expenses and real estate taxes; changes in the dividend policy for the Combined Company’s common stock or its ability to pay dividends; impairment charges; pandemics or other health crises, such as COVID-19; and other risks and uncertainties affecting the Combined Company, including those described from time to time under the caption “Risk Factors” and elsewhere in the Combined Company’s filings and reports with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, other risks and uncertainties of which the Combined Company is not currently aware may also affect the Combined Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Combined Company on its website or otherwise. The Combined Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Combined Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Combined Company is pursuing.
For a detailed discussion of the Combined Company’s risk factors, please refer to Legacy HR's and Legacy HTA's filings with the SEC, including this report and Item 1A. Risk Factors herein and Legacy HR's and Legacy HTA's Annual Report on Form 10-K for the year ended December 31, 2021.
Merger with Healthcare Trust of America
Completed Merger
On July 20, 2022, Legacy HR, Legacy HTA, the OP and Merger Sub completed the Merger in accordance with the terms of the Merger Agreement. Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization (the “Combined Company”) and to provide a platform for the Combined Company to more efficiently acquire properties in a tax-deferred manner. The Combined Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.

Unless expressly stated otherwise, the discussion in this Item 2 refers to Legacy HR's financial condition and results of operations on a stand-alone basis prior to giving effect to the Merger. Because Legacy HR was the accounting acquirer under GAAP in the transaction, its historical financial statements become the historical financial statements for the Company. For additional information, please refer to the Explanatory Note in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. Prior to the refinancing of its bank facilities in connection with the Merger, as of June 30, 2022, the Company had $209.5 million available to be drawn on its unsecured credit facility under the Amended and Restated Credit Agreement, dated as of May 31, 2019 (the "Unsecured Credit Facility") and $34.3 million in cash.
The Combined Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and liquidity sources described in Note 9 to the Condensed Consolidated Financial Statements included in this report. The Combined Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Combined Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Combined Company in sufficient amounts to meet its liquidity needs.
Financings in Connection with the Merger
Credit Facilities
In connection with the effectiveness of the Merger, Legacy HR (in a limited capacity), Legacy HTA and the OP entered into the Fourth Amended and Restated Credit and Term Loan Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., The Bank of Nova Scotia, Capital One, National Association, U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers; and the other lenders named therein. The Credit Facility restructures the parties’ existing bank facilities and adds additional borrowing capacities for the Combined Company following the Merger. See Note 9 to the Condensed Consolidated Financial Statements for additional information.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2022 were approximately $281.2 million. Below is a summary of significant investing activities.

Company Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Dallas, TX	Texas Health Resources	2/11/22	$8,175	18,000	0.19
San Francisco, CA [2]	Kaiser/Sutter Health	3/7/22	114,000	166,396	0.90 to 3.30
Atlanta, GA	Wellstar Health	4/7/22	6,912	21,535	0.00
Denver, CO	Centura Health	4/13/22	6,320	12,207	2.40
Colorado Springs, CO [3]	Centura Health	4/13/22	13,680	25,800	0.80 to 1.70
Seattle, WA	UW Medicine	4/28/22	8,350	13,256	0.05
Houston, TX	CommonSpirit	4/28/22	36,250	76,781	1.70
Los Angeles, CA	Cedars-Sinai Health Systems	4/29/22	35,000	34,282	0.11
Oklahoma City, OK	Mercy Health	4/29/22	11,100	34,944	0.18
Raleigh, NC [2]	WakeMed/None	5/31/22	27,500	85,113	0.25 to 12.30
Tampa, FL [3]	BayCare Health	6/9/22	18,650	55,788	0.23
Total real estate acquisitions			$285,937	544,102

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Includes two properties.

Subsequent to June 30, 2022 and unrelated to the Merger, the Company acquired the following property:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Seattle, WA	EvergreenHealth	8/1/22	$4,850	10,593	0.24

TIAA Joint Venture Acquisitions
The following table details the TIAA Joint Venture's acquisitions for the six months ended June 30, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
San Francisco, CA [2]	MarinHealth/Kaiser	3/7/22	$67,175	110,865	0.00 to 3.30	50%
Los Angeles, CA [3]	Valley Presbyterian Health	3/7/22	33,800	103,259	1.30	50%
Total TIAA Joint Venture acquisitions			$100,975	214,124
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Includes two properties.

Dispositions
The Company disposed of four properties during the six months ended June 30, 2022 for a total sales price of $110.5 million, including cash proceeds of $108.1 million. The following table details these dispositions for the six months ended June 30, 2022:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Loveland, CO [1]	2/24/22	$84,950	150,291
San Antonio, TX [1]	4/15/22	25,500	201,523
Total dispositions		$110,450	351,814
1Includes two properties.

Capital Funding
During the six months ended June 30, 2022, capital funding included the following:
•$17.2 million toward the following development and redevelopment of properties:
◦Memphis, Tennessee redevelopment totaled $2.1 million;
◦Dallas, Texas redevelopments totaled $3.3 million;
◦Tacoma, Washington redevelopment totaled $5.4 million;
◦Nashville, Tennessee development totaled $5.6 million;
◦reposition properties capital and tenant improvements totaled $0.1 million; and
◦tenant improvement funding for previously completed projects totaled $0.7 million.
•$14.6 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$9.9 million toward second generation tenant improvements; and
•$7.2 million toward capital expenditures.
Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2022 were approximately $188.2 million. Inflows from equity proceeds related to the Company's common stock issuances totaled $22.8 million, net of issuance costs incurred, and net borrowing totaled $262.3 million. Aggregate cash outflows totaled approximately $96.9 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
On August 6, 2021 and November 5, 2021, the Company entered into equity distribution agreements with 12 investment banks to allow for issuance and sale under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. These agreements are no longer in effect following the closing of the Merger on July 20, 2022. The following table details the Company's forward at-the-market activity:

	WEIGHTED AVERAGE SALE PRICE per share	FORWARD SHARE CONTRACTS	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2021	$—	—	—	727,400	$—
1Q 2022	$31.73	—	727,400	—	$22.3
2Q 2022	$—	—	—	—	$—
Debt Activity
On February 18, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.70% that encumbered a 56,762 square foot property in California. The aggregate payoff price of $12.6 million consisted of outstanding principal of $11.0 million and a "make-whole" amount of approximately $1.6 million. The unamortized premium of $0.8 million and the unamortized cost on this note of $0.1 million were written off upon payoff.
On February 24, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.17% that encumbered a 80,153 square foot property in Colorado, in conjunction with the disposition of the property. The aggregate payoff price of $6.4 million consisted of outstanding principal of $5.8 million and a "make-whole" amount of approximately $0.6 million. The unamortized premium of $0.1 million was written off upon payoff.

As of June 30, 2022, the Company has outstanding interest rate derivatives from Legacy HR totaling $175.0 million to hedge one-month LIBOR. The following details the amount and rate of each swap (dollars in thousands):

EFFECTIVE DATE	AMOUNT	WEIGHTED AVERAGE RATE	EXPIRATION DATE
December 18, 2017	$25,000	2.18%	December 16, 2022
February 1, 2018	50,000	2.46%	December 16, 2022
May 1, 2019	50,000	2.33%	May 1, 2026
June 3, 2019	50,000	2.13%	May 1, 2026
	$175,000	2.29%
Operating Activities
Cash flows provided by operating activities increased from $105.6 million for the six months ended June 30, 2021 to $114.1 million for the six months ended June 30, 2022. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments. To the extent revenues related to the properties being sold exceed income from these new investments, the Company's results of operations and cash flows could be adversely affected.
New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, below are some of the factors and trends that management believes may impact future operations of the Company.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases will expire each year in the ordinary course of business. There are 540 leases totaling 1.9 million square feet that will expire during the remainder of 2022. Approximately 87% of the leases expiring in 2022 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first six months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2022, leases for 90% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 30% having modified gross lease structures and 60% having net lease structures.
General and Administrative Expense
Prior to 2022, the Company granted long-term incentive awards, comprised of restricted stock, based on backward-looking performance measured at the end of the calendar year. The Company adopted a new incentive compensation structure, effective January 2022, comprised of RSUs. RSUs are granted at the beginning of the year with three-year forward-looking performance targets. With this change in the timing and structure of incentive awards, the expense associated with the 2021 backward-looking awards will overlap the expense associated with the January 2022 forward-looking awards. The new plan is expected to increase total general and administrative expense by $3.5 million in 2022.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2022
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	2	1	$55,146	$—	$55,146
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,298	19,459	67,757
2026	1	—	21,109	—	21,109
2027	—	—	—	—	—
2028	1	—	41,101	—	41,101
2029	2	—	51,437	—	51,437
2030	—	—	—	—	—
2031	3	—	84,570	—	84,570
2032 and thereafter [4]	7	—	255,071	—	255,071
Total	20	1	$556,732	$19,459	$576,191
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 14.9 years.
4Includes the medical office building that is recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheet.

Non-GAAP Financial Measures and Key Performance Indicators
Management considers certain non-GAAP financial measures and key performance indicators to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with GAAP. Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures and key performance indicators presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Funds from Operations ("FFO"), Normalized FFO and Funds Available for Distribution ("FAD")
FFO and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, impairment, and after adjustments for unconsolidated partnerships and joint ventures.”
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-

real estate depreciation and amortization, non-cash financing receivable amortization, loan origination cost amortization, deferred financing fees amortization, stock-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
Management believes FFO, Normalized FFO, FFO per common share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2022 and 2021.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2022	2021	2022	2021
Net income	$6,130	$23,096	$48,357	$47,118
Gain on sales of real estate properties	(8,496)	(20,970)	(53,280)	(39,860)
Impairment of real estate properties	—	5,078	(25)	5,912
Real estate depreciation and amortization	57,334	51,199	112,991	102,510
Proportionate share of unconsolidated joint ventures	2,807	1,354	5,176	2,168
FFO attributable to common stockholders	$57,775	$59,757	$113,219	$117,848
Acquisition and pursuit costs [1]	1,352	670	2,655	1,414
Merger-related costs [2]	7,085	—	13,201	—
Lease intangible amortization	584	(6)	893	(78)
Non-routine legal costs/forfeited earnest money received [3]	140	—	231	(500)
Debt financing costs	—	283	1,429	283
Unconsolidated JV normalizing items [4]	83	55	178	82
Normalized FFO attributable to common stockholders	$67,019	$60,759	$131,806	$119,049
Non-real estate depreciation and amortization	556	641	1,016	1,314
Non-cash interest amortization [5]	747	897	1,458	1,791
Provision for bad debt, net	16	57	159	(22)
Straight-line rent, net	(1,327)	(1,194)	(2,536)	(2,289)
Stock-based compensation	3,356	2,627	7,055	5,647
Unconsolidated JV non-cash items [6]	(242)	(354)	(513)	(711)
Normalized FFO adjusted for non-cash items	$70,125	$63,433	$138,445	$124,779
2nd generation TI	(5,051)	(4,748)	(9,950)	(9,937)
Leasing commissions paid	(3,475)	(3,804)	(7,242)	(4,997)
Capital additions	(4,557)	(6,077)	(7,177)	(8,096)
FAD	$57,042	$48,804	$114,076	$101,749
FFO per common share - diluted	$0.38	$0.42	$0.75	$0.83
Normalized FFO per common share - diluted	$0.45	$0.43	$0.88	$0.84
FFO weighted average common shares outstanding - diluted [7]	150,545	142,914	150,203	141,323
1Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
2Includes costs incurred related to the Merger.
3Non-routine legal costs include expenses related to two separate disputes; one with a contractor on a $59 million completed construction project and another with a tenant on a violation of use restrictions. Forfeited earnest money received related to a disposition that did not materialize.
4Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 806,310 and 806,487, respectively for the three and six months ended June 30, 2022.

Cash Net Operating Income ("NOI") and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income, interest from financing receivables and property lease guaranty income less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, financing receivable amortization, tenant improvement amortization and leasing commission amortization. The Company also excludes cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, properties undergoing redevelopment, and newly redeveloped or developed properties.

The Company utilizes the redevelopment classification for properties where management has approved a change in strategic direction for such properties through the application of additional resources including an amount of capital expenditures significantly above routine maintenance and capital improvement expenditures. These properties are described in additional detail in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed or redeveloped properties will be included in the same store pool eight full quarters after substantial completion.
The following table reflects the Company's same store cash NOI for the three months ended June 30, 2022 and 2021.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at June 30, 2022	SAME STORE CASH NOI for the three months ended June 30,
Dollars in thousands			2022	2021
Same store properties	181	$3,891,809	$70,808	$68,574

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended June 30, 2022 and 2021:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED JUNE 30,
Dollars in thousands	2022	2021
Net income	$6,130	$23,096
Other income (expense)	7,479	(2,223)
General and administrative expense	10,540	8,545
Depreciation and amortization expense	55,731	49,826
Other expenses [1]	11,034	2,840
Straight-line rent revenue	(1,327)	(1,194)
Joint venture properties	2,551	1,035
Other revenue [2]	(1,961)	(2,075)
Cash NOI	90,177	79,850
Cash NOI not included in same store	(19,369)	(11,276)
Same store cash NOI	$70,808	$68,574
1Includes acquisition and pursuit costs, merger-related costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF JUNE 30, 2022
Dollars in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	181	$3,891,809	13,506,008	89.3%
Acquisitions	67	1,188,042	2,947,903	91.1%
Development completions	1	37,360	110,883	98.9%
Redevelopments	6	145,676	647,978	64.6%
Total owned real estate properties	255	$5,262,887	17,212,772	88.7%
1Excludes construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The Company’s results of operations for the three months ended June 30, 2022 compared to the same period in 2021 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $12.1 million, or 9.5%, for the three months ended June 30, 2022 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2021 and 2022 contributed $13.8 million.
•Leasing activity, including contractual rent increases, contributed $3.1 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $4.8 million.
Interest from financing receivables, net increased $1.4 million, or 283.7%, from the prior year period as a result of two financing receivables acquired during 2021.
Other operating income increased $0.3 million, or 12.8%, from the prior year period primarily as a result of variable parking and asset management fees.
Expenses
Property operating expenses increased $5.5 million, or 10.7%, for the three months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $5.7 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $0.7 million;
◦Administrative, leasing commissions, and other legal expense of $0.5 million;
◦Janitorial expense of $0.3 million;
◦Compensation expense of $0.3 million;
◦Security expense of $0.1 million; and
◦Insurance expense of $0.1 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $2.2 million.
General and administrative expenses increased approximately $2.0 million, or 23.3%, for the three months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Incentive-based awards increases of $0.7 million.
•Compensation expense increases of $1.2 million, including $0.7 million of non-cash expense.
•Net increases, including professional fees and other administrative costs, of $0.1 million.
Merger-related costs totaled $7.1 million for the three months ended June 30, 2022. These costs, consisting primarily of legal, consulting, and banking services, were incurred in connection with the Merger with HTA.
Depreciation and amortization expense increased $5.9 million, or 11.9%, for the three months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $7.1 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.7 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $1.5 million.
•Assets that became fully depreciated resulted in a decrease of $2.4 million.

Other Income (Expense)
Gains on sale of real estate properties
In the second quarter of 2022, the Company recognized gains of approximately $8.5 million on the sale of two properties.
In the second quarter of 2021, the Company recognized gains of approximately $21.0 million primarily related to the sale of two properties.
Interest expense
Interest expense increased $2.3 million, or 17.2%, for the three months ended June 30, 2022 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2022	2021	$	%
Contractual interest	$13,950	$12,148	$1,802	14.8%
Net discount/premium accretion	79	49	30	61.2%
Deferred financing costs amortization	708	704	4	0.6%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	107	—	—%
Interest cost capitalization	(108)	(36)	(72)	200.0%
Right-of-use assets financing amortization	765	247	518	209.7%
Total interest expense	$15,543	$13,261	$2,282	17.2%
Contractual interest expense increased $1.8 million, or 14.8%, for the three months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•The Company's Unsecured Term Loan due 2026, net of swaps, accounted for a decrease of approximately $0.1 million.
•The Company's Unsecured Term Loan due 2024, net of swaps, accounted for an increase of approximately $0.2 million.
•The Unsecured Credit Facility accounted for an increase of approximately $2.0 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
Impairment of Real Estate Properties
Impairment of real estate properties in 2021 totaling approximately $5.1 million was associated with a redevelopment project in Nashville, Tennessee.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures, including the TIAA Joint Venture during the second quarter of 2022. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The Company’s results of operations for the six months ended June 30, 2022 compared to the same period in 2021 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $22.2 million, or 8.7%, for the six months ended June 30, 2022 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2021 and 2022 contributed $24.1 million.
•Leasing activity, including contractual rent increases, contributed $7.4 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $9.3 million.

Interest from financing receivables, net increased $3.4 million, or 662.2%, from the prior year period as the result of two financing receivables acquired during 2021.
Other operating income increased $0.8 million, or 19.1%, from the prior year period primarily as a result of variable parking and asset management fees.
Expenses
Property operating expenses increased $10.8 million, or 10.4%, for the six months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $10.3 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $1.6 million;
◦Administrative, leasing commissions, and other legal expense of $1.1 million;
◦Janitorial expense of $0.6 million;
◦Property tax expense increase of $0.5 million;
◦Compensation expense of $0.4 million;
◦Maintenance and repair expense of $0.3 million;
◦Security expense of $0.3 million; and
◦Insurance expense of $0.2 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $4.5 million.
General and administrative expenses increased approximately $4.5 million, or 26.6%, for the six months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Incentive-based awards increases of $1.5 million.
•Compensation expense increases of $2.6 million, including $1.4 million of non-cash expense.
•Net increases, including professional fees and other administrative costs, of $0.4 million.
Merger-related costs totaled $13.2 million for the six months ended June 30, 2022. These costs consisted primarily of legal, consulting, and banking services incurred in connection with the Merger with HTA.
Depreciation and amortization expense increased $9.9 million, or 9.9%, for the six months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $12.6 million.
•Various building and tenant improvement expenditures resulted in an increase of $5.5 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $3.2 million.
•Assets that became fully depreciated resulted in a decrease of $5.0 million.

Other Income (Expense)
Gains on sale of real estate properties
Gains on the sale of real estate properties in 2022 totaling approximately $53.3 million primarily related to the sale of four real estate properties.
Gains on the sale of real estate properties in 2021 totaling approximately $39.9 million primarily related to the sale of four real estate properties.
Interest expense
Interest expense increased $2.7 million, or 10.1%, for the six months ended June 30, 2022 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2022	2021	$	%
Contractual interest	$26,452	$24,389	$2,063	8.5%
Net discount/premium accretion	129	96	33	34.4%
Deferred financing costs amortization	1,419	1,402	17	1.2%
Interest rate swap amortization	84	84	—	—%
Treasury hedge amortization	213	213	—	—%
Interest cost capitalization	(145)	(154)	9	(5.8)%
Right-of-use assets financing amortization	1,052	493	559	113.4%
Total interest expense	$29,204	$26,523	$2,681	10.1%
Contractual interest expense increased $2.1 million, or 8.5%, for the six months ended June 30, 2022 compared to the prior year period primarily as a result of the following activity:
•The Company's Unsecured Term Loan due 2026, net of swaps, accounted for a decrease of approximately $0.3 million.
•The Company's Unsecured Term Loan due 2024, net of swaps, accounted for an increase of approximately $0.2 million.
•The Unsecured Credit Facility accounted for an increase of approximately $2.7 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.5 million.
Impairment of Real Estate Properties
Impairment of real estate properties in 2021 totaling approximately $5.9 million was associated with the disposal of one property totaling $0.8 million and $5.1 million associated with a redevelopment project in Nashville, Tennessee.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures, including the TIAA Joint Venture during the first quarter of 2022. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Interest and other income (expense), net
In the first quarter of 2021, the Company recorded approximately $0.5 million from a forfeited earnest money deposit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2022, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Combined Company is, from time to time, involved in litigation arising in the ordinary course of business. The Combined Company is not aware of any pending or threatened litigation that, if resolved against the Combined Company, would have a material adverse effect on the Combined Company’s consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factors discussed below, an investor should carefully consider the factors discussed below and those discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Legacy HTA's Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect the Combined Company’s business, financial condition or future results. The risks, as described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Legacy HTA's Annual Report on Form 10-K for the year ended December 31, 2021, are not the only risks facing the Combined Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Combined Company’s business, financial condition, operating results or cash flows.
Risk Factors Relating to the Combined Company
Operational Risks
The Combined Company has incurred substantial expenses related to the Merger.
The Combined Company has incurred substantial expenses in connection with completing the Merger and and expects to incur substantial expenses integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies, including severance costs. In addition, there are a large number of systems that must be integrated, including billing, management information, asset management, accounting and finance, payroll and benefits, lease administration and regulatory compliance. Although the Combined Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that the Combined Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result, the Legacy HR incurred expenses against its earnings before the completion of the Merger, and the Combined Company expects to incur additional expenses and charges following the Merger.

The Combined Company may be unable to integrate the businesses of Legacy HR and Legacy HTA successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.
The Merger involves the combination of two companies that operated as independent public companies. The Combined Company will be required to devote significant management attention and resources to integrating the business practices and operations of Legacy HR and Legacy HTA. Potential difficulties the Combined Company may encounter in the integration process include the following:
1.the inability to successfully combine the businesses of Legacy HR and Legacy HTA in a manner that permits the Combined Company to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;
2.the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
3.the additional complexities of combining two companies with different histories, cultures, markets and tenant bases;
4.the failure to retain key employees of the Combined Company;
5.potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
6.performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by completing the Merger and integrating the companies' operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Combined Company's management, the disruption of the Combined Company's ongoing business or inconsistencies in the Combined Company's services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Combined Company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Combined Company.
The Combined Company may be unable to retain key employees.
The success of the Combined Company after the Merger will depend in part upon its ability to retain key employees. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Combined Company following the Merger. Accordingly, no assurance can be given that the Combined Company will be able to retain key employees.
The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the Merger.
Following the Merger, the Combined Company may continue to expand its operations through additional acquisitions and other strategic transactions, some of which involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities, which pose substantial challenges for the Combined Company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. The Combined Company cannot assure you that its expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The trading price of shares of common stock of the Combined Company may be affected by factors different from those that affected the price of shares of Legacy HR's common stock or Legacy HTA’s common stock before the Merger.
The results of operations of the Combined Company, as well as the trading price of the shares of common stock of the Combined Company after the Merger, may be affected by factors different from those that affected Legacy HR's or Legacy HTA's results of operations and the trading prices of their respective shares of common stock. These factors include:
1.a greater number of shares of common stock of the Combined Company outstanding;
2.different stockholders;

3.different businesses; and
4.different assets and capitalizations.
In addition, the Combined Company may take actions in the future—such as a share split, reverse share split, stock repurchases, or reclassification—that could affect the trading price of its shares of common stock.
Accordingly, the historical trading prices and financial results of Legacy HR and Legacy HTA may not be indicative of these matters for the Combined Company after the Merger.
The Combined Company cannot assure you that it will be able to continue paying dividends at or above the rates paid by Legacy HR and Legacy HTA.
The stockholders of the Combined Company may not receive dividends at the same rate they received dividends as stockholders of the Combined Company and stockholders of HTA following the Merger for various reasons, including the following:
1.the Combined Company may not have enough cash to pay such dividends due to changes in the Combined Company's cash requirements, capital spending plans, cash flow or financial position;
2.decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the board of directors of the Combined Company, which reserves the right to change the Combined Company's current dividend practices at any time and for any reason;
3.the Combined Company may desire to retain cash to maintain or improve its credit ratings; and
4.the amount of dividends that the Combined Company's subsidiaries may distribute to the Combined Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the Combined Company will have no contractual or other legal right to dividends that have not been authorized by the board of directors of the Combined Company.
Regulatory and Legal Risks
Counterparties to certain agreements with Legacy HR or Legacy HTA may exercise contractual rights under such agreements in connection with the Merger.
Legacy HR and Legacy HTA are each party to certain agreements that give the counterparties certain rights in connection with a qualifying change in control, including in some cases the right to terminate the agreement. The Merger may constitute a change in control under some of these agreements, and therefore the counterparties could exercise any rights they may have regarding termination, repurchase, recourse against the Combined Company for obligations of its subsidiaries, acceleration of payment obligations or otherwise. In addition, counterparties may seek modifications of the terms of agreements as a condition to granting a waiver or consent. If such counterparties exercise any such contractual rights, this may adversely impact the Combined Company.
Joint venture investments, including those resulting from the anticipated contribution of certain of Legacy HTA properties into one or more joint ventures, could be adversely affected by the Combined Company's lack of sole decision-making authority, its reliance on its joint venture partners' financial condition or disputes between any joint venture partner and the Combined Company.
The Combined Company has joint venture investments that constitute a portion of the Combined Company’s assets. In addition, it is anticipated that certain assets of Legacy HTA will be contributed to one or more joint ventures to be formed in the near future. The Combined Company is expected to continue to have such arrangements, and may enter into additional joint ventures, following the completion of the Merger. The Combined Company will not be in a position to exercise sole decision-making authority regarding the partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved. For example, joint venture partners may have economic or other business interests or goals that are inconsistent with the business interests or goals of the Combined Company, they could be in a position to take actions contrary to the policies or objectives of the Combined Company, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, because neither the Combined Company nor the joint venture partner would have full control over the partnership or joint venture. In addition, joint venture partners of the Combined Company may have consent rights, rights to buy or sell joint venture interests, or other rights under certain agreements, which may have been implicated as a result of the Merger. Disputes between the Combined Company and joint venture partners may result in litigation or arbitration. In addition, if joint venture partners fail to fund their share of required capital contributions due to insolvency or for other reasons, the joint venture investments, including properties owned by the joint ventures, could be subject to additional risk.
REIT Risks
The Combined Company succeeds to, and may incur, adverse tax consequences if Legacy HR or Legacy HTA failed to qualify as a REIT.
Each of Legacy HR and Legacy HTA believes that it has been organized and has operated in a manner that enabled it to qualify as a REIT through the closing date of the Merger, and in the case of the Combined Company, following the closing date of the Merger. The Combined Company has not requested, and has no plans to request, a ruling from the Internal Revenue Service that it qualifies as a REIT. If the Combined Company has failed or fails to qualify as a REIT, it may incur significant tax liabilities.
Other Risks

The Combined Company has a substantial amount of indebtedness and may need to incur more in the future.
The Combined Company has substantial indebtedness, and in connection with executing the Combined Company's business strategies following the Merger, the Combined Company expects to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and the Combined Company may elect to finance these endeavors by incurring additional indebtedness. Its substantial indebtedness could have material adverse consequences for the Combined Company, including (a) reducing the Combined Company's credit ratings and thereby raising its borrowing costs, (b) hindering the Combined Company's ability to adjust to changing market, industry or economic conditions, (c) limiting the Combined Company's ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses, (d) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (e) making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases, and (f) placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.
Additionally, the agreements that govern the terms of its indebtedness contain a number of restrictive covenants (including, without limitation, financial maintenance covenants) that impose significant operating and financial restrictions on the Combined Company and may limit its ability to engage in acts that may be in its long-term best interest. Moreover, the Combined Company's ability to satisfy any financial maintenance covenants may be affected by events beyond its control and, as a result, it cannot provide assurance that it will be able to satisfy any such covenants.
A breach of the covenants under the agreements that govern the terms of any of the Combined Company's indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the applicable creditors to accelerate the related debt and/or terminate any related commitments to extend further credit and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event debtholders accelerate the repayment of the Combined Company's indebtedness, the Combined Company may not have sufficient resources to repay such indebtedness.
Moreover, to respond to competitive challenges, the Combined Company may be required to raise substantial additional capital to execute its business strategy. The Combined Company's ability to arrange additional financing will depend on, among other factors, the Combined Company's financial position and performance, as well as prevailing market conditions and other factors beyond the Combined Company's control. If the Combined Company is able to obtain additional financing, the Combined Company's credit ratings could be further adversely affected, which could further raise the Combined Company's borrowing costs and further limit its future access to capital and its ability to satisfy its obligations under its indebtedness.
Pandemics and other health concerns, including the ongoing COVID-19 pandemic, and the measures intended to prevent their spread, could have a material adverse effect on the Combined Company’s business, results of operations, cash flows and financial condition.
Pandemics, including the ongoing COVID-19 pandemic and those caused by possible new strains or mutations of the SARS-CoV-2 virus, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to the Combined Company’s industry or deteriorate the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact the Combined Company’s operations in several ways. Such operational impacts include, but are not limited to, the following: (a) tenants could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full; (b) the Combined Company may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to it; (c) inquiries and tours at the Combined Company’s properties could decrease; (d) move-ins and new tenanting efforts, and re-letting efforts could slow or stop altogether; (e) move-outs and potential early termination of leases thereunder could increase; (f) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in the Combined Company’s building operations may increase; and (g) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress may increase substantially.
Further, disruption in the real estate markets may restrict the Combined Company’s ability to deploy capital for new investments, or limit its ability to make new investments on terms that are favorable to the Combined Company.
Additionally, these types of events could cause severe economic, market and other disruptions worldwide which could stretch to bank lending, capital and other financial markets. If these markets are affected, future access to capital and other sources of funding could be constrained which could adversely affect the availability and terms of the Combined Company’s future borrowings, its ability to refinance existing debt, its ability to draw on its revolving credit facility, and its ability to raise equity financing on terms that are favorable to the Combined Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Authorized Repurchases of Equity Securities by the Issuer
On August 2, 2022, the Combined Company’s Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Combined Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Combined Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Combined Company has not repurchased any shares of its common stock under this authorization.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 2.1
Agreement and Plan of Merger, dated as of February 28, 2022, by and among Healthcare Realty Trust Incorporated (now known as HRTI, LLC), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), Healthcare Trust of America Holdings, L.P. (now known as Healthcare Realty Holdings, L.P.), and HR Acquisition 2, LLC. [1]

Exhibit 3.1	Fifth Articles of Amendment and Restatement of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), effective March 22, 2014.[3]
Exhibit 3.2	Articles of Amendment of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), effective December 15, 2014.[4]
Exhibit 3.3	Articles of Amendment of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated).[2]
Exhibit 3.4	Fourth Amended and Restated Bylaws of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), as amended. [5]
Exhibit 4.1	Indenture, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated and U.S. Bank Trust Company, National Association. [2]
Exhibit 4.2	Supplemental Indenture No. 1, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[2]
Exhibit 4.3	Supplemental Indenture No. 2, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[2]
Exhibit 4.4	Supplemental Indenture No. 3, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[2]
Exhibit 4.5	Supplemental Indenture No. 4, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[2]

Exhibit 4.6	Tenth Supplemental Indenture, dated as of July 22, 2022, by and between HRTI, LLC and Truist Bank.[2]
Exhibit 4.7	3.875% Senior Notes due 2025.[2]
Exhibit 4.8	3.625% Senior Notes due 2028 (No. 2028-1).[2]
Exhibit 4.9	3.625% Senior Notes due 2028 (No. 2028-2).[2]
Exhibit 4.10	2.400% Senior Notes due 2030 (No. 2030-1).[2]
Exhibit 4.11	2.400% Senior Notes due 2030 (No. 2030-2).[2]
Exhibit 4.12	2.050% Senior Notes due 2031.[2]
Exhibit 4.13	Guarantee of 2025 Note.[2]
Exhibit 4.15	Guarantee of 2028 Note.[2]
Exhibit 4.16	Guarantee of 2030 Note.[2]
Exhibit 4.17	Guarantee of 2031 Note.[2]
Exhibit 10.1
Term Loan Agreement, dated as of May 13, 2022, among Healthcare Trust of American, Inc. (now known as Healthcare Realty Trust Incorporated), Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), the lenders named therein, and J.P. Morgan Chase Bank, N.A., as administrative agent for such lenders.[7]

Exhibit 10.2
Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 2022, by and among Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), the lenders named therein, and Wells Fargo Bank, National Association.[2]

Exhibit 31.1
Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2
Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
1Filed as an exhibit to the Company's Current Report on Form 8-K filed February 28, 2022 and hereby incorporated by reference.
2Filed as an exhibit to the Company's Current Report on Form 8-K filed July 26, 2022 and hereby incorporated by reference.
3Filed as an exhibit to the Company's Current Report on Form 8-K filed March 11, 2014 and hereby incorporated by reference.
4Filed as an exhibit to the Company's Current Report on Form 8-K filed December 16, 2014 and hereby incorporated by reference.
5Filed as an exhibit to the Company's Current Report on Form 8-K filed April 29, 2020 and hereby incorporated by reference.
6Filed as an exhibit to the Company's Current Report on Form 8-K filed May 16, 2022 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
August 9, 2022