Form 10-Q
period 2022-09-30
Healthcare Realty Trust Inc
filed 2022-11-09
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
3310 West End Avenue, Suite 700
Nashville, Tennessee 37203
(Address of principal executive offices)
(615) 269-8175
(Registrant's telephone number, including area code)

www.healthcarerealty.com
(Internet address)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	HR	New York Stock Exchange
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

As of November 4, 2022, the Registrant had 380,572,290 shares of Common Stock outstanding.

Explanatory Note

On July 20, 2022, pursuant to that certain Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization and to provide a platform for the combined company to more efficiently acquire properties in a tax-deferred manner. The combined company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the accounting acquirer. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Company, as defined below. Future periodic reports for periods ending following the Merger will reflect financial and other information of the Company. The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value.
For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR for periods prior to the closing of the Merger and thereafter to Legacy HR and Legacy HTA after giving effect to the Merger.
In addition, the OP has issued unsecured notes described in Note 6 to our Condensed Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.9% owned by the Company. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of the OP have not been presented.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2022	DECEMBER 31, 2021
Real estate properties
Land	$1,449,550	$387,918
Buildings and improvements	11,439,797	4,337,641
Lease intangibles	968,914	120,478
Personal property	11,680	11,761
Investment in financing receivable, net	118,919	186,745
Financing lease right-of-use assets	79,950	31,576
Construction in progress	43,148	3,974
Land held for development	73,321	24,849
Total real estate properties	14,185,279	5,104,942
Less accumulated depreciation and amortization	(1,468,736)	(1,338,743)
Total real estate properties, net	12,716,543	3,766,199
Cash and cash equivalents	57,583	13,175
Assets held for sale, net	185,074	57
Operating lease right-of-use assets	321,365	128,386
Investments in unconsolidated joint ventures	327,752	161,942
Goodwill	148,891	3,487
Other assets, net	438,235	185,673
Total assets	$14,195,443	$4,258,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$5,570,139	$1,801,325
Accounts payable and accrued liabilities	231,018	86,108
Liabilities of assets held for sale	10,644	294
Operating lease liabilities	268,840	96,138
Financing lease liabilities	72,378	22,551
Other liabilities	203,398	67,387
Total liabilities	6,356,417	2,073,803
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 380,572 and 150,457 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,806	1,505
Additional paid-in capital	9,586,556	3,972,917
Accumulated other comprehensive income (loss)	5,524	(9,981)
Cumulative net income attributable to common stockholders	1,342,819	1,266,158
Cumulative dividends	(3,211,492)	(3,045,483)
Total stockholders' equity	7,727,213	2,185,116
Non-controlling interest	111,813	—
Total equity	7,839,026	2,185,116
Total liabilities and equity	$14,195,443	$4,258,919
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2022	2021	2022	2021
Revenues
Rental income	$298,931	$131,746	$578,052	$388,620
Interest income	3,366	1,917	7,253	2,426
Other operating	4,057	2,969	9,270	7,347
	306,354	136,632	594,575	398,393
Expenses
Property operating	112,473	55,518	226,947	159,241
General and administrative	16,741	8,207	38,317	25,251
Acquisition and pursuit costs	482	974	3,137	2,388
Merger-related costs	79,402	—	92,603	—
Depreciation and amortization	158,117	50,999	267,889	150,904
	367,215	115,698	628,893	337,784
Other income (expense)
Gain on sales of real estate properties	143,908	1,186	197,188	41,046
Interest expense	(53,044)	(13,334)	(82,248)	(39,857)
Loss on extinguishment of debt	(1,091)	—	(2,520)	—
Impairment of real estate properties	—	(10,669)	25	(16,581)
Equity loss from unconsolidated joint ventures	(124)	(183)	(776)	(404)
Interest and other (expense) income, net	(172)	—	(378)	239
	89,477	(23,000)	111,291	(15,557)
Net income (loss)	$28,616	$(2,066)	$76,973	$45,052
Net income attributable to non-controlling interests	(312)	—	(312)	—
Net income (loss) attributable to common stockholders	$28,304	$(2,066)	$76,661	$45,052

Basic earnings per common share	$0.08	$(0.02)	$0.36	$0.31
Diluted earnings per common share	$0.08	$(0.02)	$0.35	$0.31

Weighted average common shares outstanding - basic	328,805	143,818	209,807	141,521
Weighted average common shares outstanding - diluted	332,031	143,818	210,944	141,613

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2022 and 2021
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2022	2021	2022	2021
Net income (loss)	$28,616	$(2,066)	$76,973	$45,052
Other comprehensive income
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	763	1,131	2,672	3,340
Gains arising during the period on interest rate swaps	6,083	36	12,905	2,079
	6,846	1,167	15,577	5,419
Comprehensive income (loss)	35,462	(899)	92,550	50,471
Less: comprehensive income attributable to non-controlling interests	(384)	—	(384)	—
Comprehensive income (loss) attributable to common stockholders	$35,078	$(899)	$92,166	$50,471
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2022	$1,516	$4,002,525	$(1,250)	$1,314,515	$(3,139,440)	$2,177,866	$—	$2,177,866
Issuance of common stock, net of issuance costs	—	84	—	—	—	84	—	84
Merger consideration transferred	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165
Non-controlling interests acquired	—	—	—	—	—	—	1,266	1,266
Common stock redemptions	—	(41)	—	—	—	(41)	—	(41)
Share-based compensation	1	9,716	—	—	—	9,717	—	9,717
Redemption of non-controlling interest	—	98	—	—	—	98	(97)	1
Net income	—	—	—	28,304	—	28,304	312	28,616
Reclassification adjustments for losses included in net income (interest expense)	—	—	755	—	—	755	8	763
Gains arising during the period on interest rate swaps	—	—	6,019	—	—	6,019	64	6,083
Dividends to common stockholders ($0.31 per share)	—	—	—	—	(72,052)	(72,052)	(442)	(72,494)
Balance at September 30, 2022	$3,806	$9,586,556	$5,524	$1,342,819	$(3,211,492)	$7,727,213	$111,813	$7,839,026

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2021	$1,455	$3,818,592	$(13,580)	$1,246,617	$(2,956,830)	$2,096,254	$—	$2,096,254
Issuance of common stock, net of issuance costs	20	61,442	—	—	—	61,462	—	61,462
Common stock redemptions	—	—	—	—	—	—	—	—
Share-based compensation	—	2,538	—	—	—	2,538	—	2,538
Net loss	—	—	—	(2,066)	—	(2,066)	—	(2,066)
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,131	—	—	1,131	—	1,131
Losses arising during the period on interest rate swaps	—	—	36	—	—	36	—	36
Dividends to common stockholders ($0.3025 per share)	—	—	—	—	(44,022)	(44,022)	—	(44,022)
Balance at September 30, 2021	$1,475	$3,882,572	$(12,413)	$1,244,551	$(3,000,852)	$2,115,333	$—	$2,115,333

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116	$—	$2,185,116
Issuance of common stock, net of issuance costs	8	22,847	—	—	—	22,855	—	22,855
Merger consideration transferred	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165
Non-controlling interests acquired	—	—	—	—	—	—	1,266	1,266
Common stock redemptions	—	(248)	—	—	—	(248)	—	(248)
Share-based compensation	4	16,768	—	—	—	16,772	—	16,772
Redemption of non-controlling interest	—	98	—	—	—	98	(97)	1
Net Income	—	—	—	76,661	—	76,661	312	76,973
Reclassification adjustments for losses included in net income (interest expense)	—	—	2,664	—	—	2,664	8	2,672
Gains arising during the period on interest rate swaps	—	—	12,841	—	—	12,841	64	12,905
Dividends to common stockholders ($0.93 per share)	—	—	—	—	(166,009)	(166,009)	(442)	(166,451)
Balance at September 30, 2022	$3,806	$9,586,556	$5,524	$1,342,819	$(3,211,492)	$7,727,213	$111,813	$7,839,026

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376	$—	$1,948,376
Issuance of common stock, net of issuance costs	78	240,660	—	—	—	240,738	—	240,738
Common stock redemptions	—	(1,610)	—	—	—	(1,610)	—	(1,610)
Share-based compensation	2	8,181	—	—	—	8,183	—	8,183
Net income	—	—	—	45,052	—	45,052	—	45,052
Reclassification adjustments for losses included in net income (interest expense)	—	—	3,340	—	—	3,340	—	3,340
Gains arising during the period on interest rate swaps	—	—	2,079	—	—	2,079	—	2,079
Dividends to common stockholders ($0.9075 per share)	—	—	—	—	(130,825)	(130,825)	—	(130,825)
Balance at September 30, 2021	$1,475	$3,882,572	$(12,413)	$1,244,551	$(3,000,852)	$2,115,333	$—	$2,115,333
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	NINE MONTHS ENDED September 30,
	2022	2021
Net income	$76,973	$45,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,889	150,904
Other amortization	11,875	2,721
Share-based compensation	16,772	8,183
Amortization of straight-line rent receivable (lessor)	(12,267)	(4,574)
Amortization of straight-line rent on operating leases (lessee)	2,016	1,115
Gain on sales of real estate properties	(197,188)	(41,046)
Loss on extinguishment of debt	2,520	—
Impairment of real estate properties	(25)	16,581
Equity loss from unconsolidated joint ventures	776	404
Distributions from unconsolidated joint ventures	893	—
Non-cash interest from financing and notes receivable	(1,901)	(196)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(19,230)	(9,947)
Accounts payable and accrued liabilities	35,769	215
Other liabilities	(58,213)	843
Net cash provided by operating activities	126,659	170,255

INVESTING ACTIVITIES
Acquisitions of real estate	(376,924)	(250,766)
Development of real estate	(17,572)	(2,020)
Additional long-lived assets	(97,797)	(69,647)
Funding of mortgages and notes receivable	(3,441)	—
Investments in unconsolidated joint ventures	(99,586)	(49,612)
Investment in financing receivable	167	(104,654)
Proceeds from sales of real estate properties and additional long-lived assets	870,806	112,029
Proceeds from notes receivable repayments	500	—
Cash assumed in Merger, including restricted cash for special dividend payment	1,149,681	—
Net cash provided by (used in) investing activities	1,425,834	(364,670)

FINANCING ACTIVITIES
Net (repayments)/borrowings on unsecured credit facility	(154,400)	90,500
Borrowings on term loans	666,500	—
Repayment on term loan	(718,500)	—
Repayments of notes and bonds payable	(18,880)	(2,914)
Redemption of notes and bonds payable	(2,184)	—
Dividends paid	(165,735)	(130,825)
Special dividend paid in relation to the Merger	(1,123,648)	—
Net proceeds from issuance of common stock	22,851	240,779
Common stock redemptions	(894)	(2,014)
Distributions to non-controlling interest holders	(442)	—
Debt issuance and assumption costs	(12,753)	(252)
Payments made on finance leases	—	(162)
Net cash (used in) provided by financing activities	(1,508,085)	195,112

Increase in cash and cash equivalents	44,408	697
Cash and cash equivalents at beginning of period	13,175	15,303
Cash and cash equivalents at end of period	$57,583	$16,000

Supplemental Cash Flow Information
	NINE MONTHS ENDED September 30,
	2022	2021
Interest paid	$83,382	$40,653
Invoices accrued for construction, tenant improvements and other capitalized costs	$52,840	$11,663
Capitalized interest	$848	$187

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2022, the Company had gross investments of approximately $14.2 billion in 695 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property. The Company's 695 real estate properties are located in 35 states and total approximately 40.7 million square feet. The Company provided leasing and property management services to approximately 38.9 million square feet nationwide. As of September 30, 2022, the Company had a weighted average ownership interest of approximately 49% in 33 real estate properties held in joint ventures. See Note 3 below for more details regarding the Company's unconsolidated joint ventures. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the Company's Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm’s review.
Basis of Presentation
For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR for periods prior to the closing of the Merger and thereafter to Legacy HR and Legacy HTA after giving effect to the Merger. The Merger is described in more detail in Note 2 to these Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein and specific disclosures incorporated as a result of the Merger, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. All material intercompany transactions and balances have been eliminated in consolidation.
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022 for many reasons including, but not limited to, the Merger (as discussed in more detail in Note 2 below), acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements include, as of September 30, 2022, the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. The interests not owned by the Company are presented as non-controlling interests on the accompanying Condensed Consolidated Balance Sheets and Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Equity. GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Accounting Standards Codification 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. As of September 30, 2022, the Company

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
identified three entities that qualified as VIE's because the limited partners in these partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Two of the entities are consolidated and one is unconsolidated.
Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2022, there were approximately 4.0 million, or 1.1%, of OP Units issued and outstanding held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the interests in the OP. However, because the Company holds what is deemed to be significantly all of the OP, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.
For property holding entities not determined to be VIEs, the Company consolidates such entities in which it owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation.
As of September 30, 2022, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 3 below for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made on the Company's prior year Condensed Consolidated Balance Sheet to conform to current year presentation. Previously, the Company's Lease intangibles were included in Building, improvements and lease intangibles and Goodwill was included with Other assets, net. These amounts are now classified as separate line items on the Company's Condensed Consolidated Balance Sheets.
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
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of September 30, 2022, real estate notes receivable, net totaled $79.0 million.
Interest Income
Income from Lease Financing Receivables
For the three and nine months ended September 30, 2022, the Company recognized the related income from two financing receivables totaling $2.0 million and $5.9 million, respectively, based on an imputed interest rate over the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease agreement.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Income from financing receivable, net over the life of the lease.
Income from Real Estate Notes Receivable
During the three and nine months ended September 30, 2022, the Company recognized interest income of $1.3 million related to real estate notes receivable. Unpaid interest is capitalized, with principal and any unpaid interest due on the maturity date.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2022	2021	2022	2021
Type of Revenue
Parking income	$2,428	$2,187	$6,100	$5,725
Management fee income [1]	1,426	723	2,864	1,381
Miscellaneous	203	59	306	241
	$4,057	$2,969	$9,270	$7,347
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
New Accounting Pronouncements
Accounting Standards Update No. 2020-04
On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR and Term SOFR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Management continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 2. Merger with HTA

On July 20, 2022 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”).
On the Closing Date, each outstanding share of Legacy HR common stock, $0.01 par value per share (the “Legacy HR Common Stock”), was cancelled and converted into the right to receive one share of Legacy HTA class A common stock at a fixed ratio of 1.00 to 1.00. Per the terms of the Merger Agreement, Legacy HTA declared a special dividend of $4.82 (the “Special Dividend”) for each outstanding share of Legacy HTA class A common stock, $0.01 par value per share ( the “Legacy HTA Common Stock”), and the OP declared a corresponding distribution to the holders of its partnership units, payable to Legacy HTA stockholders and OP unitholders of record on July 19, 2022.
Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to HRTI, LLC and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and UPREIT reorganization (the “Combined Company”). The combined company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.
The primary reason for the Merger was to expand the Company’s size, scale, diversification, liquidity and access to capital, in order to further enhance its competitive advantages and accelerate its investment activities.
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HTA was considered the legal acquirer and Legacy HR was considered the accounting acquirer based on various factors, including, but not limited to: (i) the composition of the board of directors of the Combined Company, (ii) the composition of senior management of the Combined Company, and (iii) the premium transferred to the Legacy HTA stockholders. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Combined Company.
The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value.
The consideration transferred on the Closing Date is as follows:

Dollars in thousands
Shares of Legacy HTA Common Stock outstanding as of July 20, 2022 as adjusted(a)	228,520,990
Exchange ratio	1.00
Implied shares of Legacy HR Common Stock issued	228,520,990
Adjusted closing price of Legacy HR Common Stock on July 20, 2022(b)	$24.37
Value of implied Legacy HR Common Stock issued	$5,569,057
Fair value of Legacy HTA restricted stock awards attributable to pre-Merger services(c)	7,406
Consideration transferred	$5,576,463
(a) Includes 228,520,990 shares of Legacy HTA Common Stock as of July 20, 2022. The number of shares of HTA Common Stock presented above was based on 228,857,717 total shares of Legacy HTA Common Stock outstanding as of the Closing Date, less 192 HTA fractional shares that were paid in cash less 336,535 shares of Legacy HTA restricted stock (net of 215,764 shares of Legacy HTA restricted stock withheld). For accounting purposes, these shares and units were converted to Legacy HR Common Stock, at an exchange ratio of 1.00 per share of HTA Common Stock.
(b) For accounting purposes, the fair value of Legacy HR Common Stock issued to former holders of Legacy HTA Common Stock was based on the per share closing price of Legacy HR Common Stock on July 20, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
(c) Represents the fair value of Legacy HTA restricted shares which fully vested prior to the closing of the Merger or became fully vested as a result of the closing of the Merger and which are attributable to pre-combination services.

Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Dollars in thousands
ASSETS
Real estate investments
Land	$985,926
Buildings and improvements	6,960,418
Lease intangible assets(a)	831,920
Financing lease right-of-use assets	9,874
Construction in progress	10,071
Land held for development	46,538
Total real estate investments	$8,844,747
Assets held for sale, net	707,442
Investments in unconsolidated joint ventures	67,892
Cash and cash equivalents	26,034
Restricted cash	1,123,647
Operating lease right-of-use assets	198,261
Other assets, net (b) (c)	209,163
Total assets acquired	$11,177,186

LIABILITIES
Notes and bonds payable	$3,991,300
Accounts payable and accrued liabilities	1,227,570
Liabilities of assets held for sale	28,677
Operating lease liabilities	173,948
Financing lease liabilities	10,720
Other liabilities	203,210
Total liabilities assumed	$5,635,425
Net identifiable assets acquired	$5,541,761
Non-controlling interest	$110,702
Goodwill	$145,404
(a) The weighted average amortization period for the acquired lease intangible assets is 5.5 years.
(b) Includes $34.6 million of gross contractual accounts receivable, which approximates fair value, of which the Company preliminarily did not expect $12.3 million to be collected as of Closing Date.
(c) Includes $78.7 million of gross contractual real estate notes receivable, the fair value of which was $74.8 million, and the Company preliminarily expects to collect substantially all of the real estate notes receivable proceeds as of the Closing Date.

As of September 30, 2022, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to real estate assets and liabilities, notes receivables and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Condensed Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
A preliminary estimate of approximately $145.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the Merger, including anticipated general and administrative cost savings and potential economies of scale benefits in both tenant

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger related Costs
In conjunction with the Merger, the Company incurred Merger-related costs of $79.4 million during the three months ended September 30, 2022 and $92.6 million during the nine months ended September 30, 2022, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consist of legal, consulting, banking services, and other Merger-related costs.
Unaudited Pro Forma Financial Information
The Condensed Consolidated Statements of Income for the three months ended September 30, 2022 include $157.4 million of revenues and $20.6 million of net loss and for the nine months ended September 30, 2022 include $157.4 million of revenues and $20.6 million of net loss associated with the results of operations of Legacy HTA from the Merger closing date to September 30, 2022.
The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2022 and 2021, as if the Merger had occurred on January 1, 2021. Adjustments in the pro forma financial information include but are not limited to the following:
(i) additional depreciation and amortization expense related to the acquired tangible and intangible assets,
(ii) additional interest expense on transaction-related borrowings, including assumed debt in connection with the Merger,
(iii) additional rental income related to the assumed above and below-market leases, and straight-line rent and
(iv) Merger-related costs and other one-time, non-recurring costs.
The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Merger.
The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2022	2021	2022	2021
Total revenues	$352,744	$332,465	$1,054,809	$982,192
Net income	$115,496	$(14,930)	$160,120	$(79,754)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 3. Real Estate Investments
2022 Company Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2022:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE [2]	OTHER [3]	SQUARE FOOTAGE
Dallas, TX	2/11/22	$8,175	$8,185	$8,202	$(17)	18,000
San Francisco, CA [4]	3/7/22	114,000	112,986	108,687	4,299	166,396
Q1 2022 subtotal		122,175	121,171	116,889	4,282	184,396
Atlanta, GA	4/7/22	6,912	7,054	7,178	(124)	21,535
Denver, CO	4/13/22	6,320	5,254	5,269	(15)	12,207
Colorado Springs, CO [5]	4/13/22	13,680	13,686	13,701	(15)	25,800
Seattle, WA	4/28/22	8,350	8,334	8,370	(36)	13,256
Houston, TX	4/28/22	36,250	36,299	36,816	(517)	76,781
Los Angeles, CA	4/29/22	35,000	35,242	25,400	9,842	34,282
Oklahoma City, OK	4/29/22	11,100	11,259	11,334	(75)	34,944
Raleigh, NC [4]	5/31/22	27,500	26,710	27,127	(417)	85,113
Tampa, FL [5]	6/9/22	18,650	18,619	18,212	407	55,788
Q2 2022 subtotal		163,762	162,457	153,407	9,050	359,706
Seattle, WA	8/1/22	4,850	4,806	4,882	(76)	10,593
Raleigh, NC	8/9/22	3,783	3,878	3,932	(54)	11,345
Jacksonville, FL	8/9/22	18,195	18,508	18,583	(75)	34,133
Atlanta, GA	8/10/22	11,800	11,525	12,038	(513)	43,496
Denver, CO	8/11/22	14,800	13,902	13,918	(16)	34,785
Raleigh, NC	8/18/22	11,375	10,670	10,547	123	31,318
Nashville, TN	9/15/22	21,000	20,764	20,572	192	61,932
Austin, TX	9/29/22	5,450	5,449	5,572	(123)	15,000
Q3 2022 subtotal		91,253	89,502	90,044	(542)	242,602
Total real estate acquisitions		$377,190	$373,130	$360,340	$12,790	786,704
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Excludes financing right of use assets.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes three properties.
5Includes two properties.

Subsequent to September 30, 2022, the Company acquired the following property:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Jacksonville, FL	10/12/22	$3,600	6,200
2022 Joint Venture Acquisitions
The following table details the joint venture acquisitions for the nine months ended September 30, 2022. These joint venture acquisitions are not consolidated for purposes of the Company's Condensed Consolidated Financial Statements.

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE	COMPANY OWNERSHIP %
San Francisco, CA [3]	3/7/22	$67,175	$66,789	$65,179	$1,610	110,865	50%
Los Angeles, CA [4]	3/7/22	33,800	32,384	32,390	(6)	103,259	50%
Total joint venture acquisitions		$100,975	$99,173	$97,569	$1,604	214,124

1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
3Includes three properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
4Includes two properties.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and nine months ended September 30, 2022 and 2021 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2022	2021	2022	2021

Investments in unconsolidated joint ventures, beginning of period	$210,781	$117,935	$161,942	$73,137
New investments during the period [1]	117,880	4,593	167,479	49,612
Equity loss recognized during the period	(124)	(183)	(776)	(404)
Owner distributions	(785)	—	(893)	—
Investments in unconsolidated joint ventures, end of period [1]	$327,752	$122,345	$327,752	$122,345

1Includes unconsolidated joint ventures acquired as part of the Merger, as well as investments in two joint ventures representing a 20% and 40% ownership interest in portfolios in Los Angeles, California and Dallas, Texas, respectively. Also, see 2022 Real Estate Asset Dispositions below for additional information.
2022 Real Estate Asset Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2022:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Loveland, CO [2]	2/24/22	$84,950	$(45)	$84,905	$40,095	$4	$44,806	150,291
San Antonio, TX [2]	4/15/22	25,500	(2,272)	23,228	14,381	284	8,563	201,523
GA, FL, PA [3,8]	7/29/22	133,100	(8,109)	124,991	124,991	—	—	316,739
GA, FL, TX [5,8]	8/4/22	160,917	(5,893)	155,024	151,819	3,205	—	343,545
Los Angeles, CA [3,6,8]	8/5/22	134,845	(3,102)	131,743	131,332	411	—	283,780
Dallas, TX [5,7,8]	8/30/22	114,290	(682)	113,608	113,608	—	—	189,385
Indianapolis, IN [4,9]	8/31/22	238,845	(5,846)	232,999	84,767	4,324	143,908	506,406

Total dispositions		$892,447	$(25,949)	$866,498	$660,993	$8,228	$197,277	1,991,669
1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties.
3Includes four properties.
4Includes five properties.
5Includes six properties.
6Values and square feet are represented at 100%. The Company retained a 20% ownership interest in the joint venture that purchased these properties.
7Values and square feet are represented at 100%. The Company retained a 40% ownership interest in the joint venture that purchased these properties.
8These properties were acquired as part of the Merger and were included as assets held for sale in the purchase price allocation.
9Two of the five properties included in this portfolio were acquired in the Merger and were included as assets held for sale in the purchase price allocation.

Subsequent to September 30, 2022, the Company disposed of the following properties:

Dollars in thousands	DATE DISPOSED	SALE PRICE	SQUARE FOOTAGE
Dallas, TX [1,2]	10/4/22	$104,025	291,328
Houston, TX [2]	10/21/22	32,000	134,910

Total dispositions		$136,025	426,238
1Includes two properties.
2These properties were classified as assets held for sale as of September 30, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Assets Held for Sale
The Company had six properties classified as assets held for sale as of September 30, 2022 and no properties classified as assets held for sale as of December 31, 2021. The table below reflects the assets and liabilities of the properties classified as held for sale as of September 30, 2022 and December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021
Balance Sheet data:
Land	$10,594	$—
Building and improvements	199,821	—
Lease intangibles	11,389	—
Personal property	211	—
Financing lease right-of-use assets	307	—
	222,322	—
Accumulated depreciation	(47,051)	—
Real estate assets held for sale, net	175,271	—
Operating lease right-of-use assets	1,193	—
Other assets, net	8,610	57
Assets held for sale, net	$185,074	$57

Accounts payable and accrued liabilities	$3,768	$169
Operating lease liabilities	$864	$—
Financing lease liabilities	$2,427	$—
Other liabilities	3,585	125
Liabilities of assets held for sale	$10,644	$294
Note 4. Leases
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2022 was $298.9 million and $578.1 million, respectively. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2021 was $131.7 million and $388.6 million, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and the sale-type lease, as of September 30, 2022 were as follows:

Dollars in thousands	OPERATING
2022	$243,946
2023	937,733
2024	816,000
2025	702,251
2026	605,417
2027 and thereafter	2,242,792
$5,548,139
Lessee Accounting
As of September 30, 2022, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2022, the Company had 243 properties totaling 17.8 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 75 prepaid ground leases as of September 30, 2022. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.5 million and $0.1 million of the Company’s rental expense for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company’s future lease payments (primarily for its 168 non-prepaid ground leases) as of September 30, 2022 were as follows:

Dollars in thousands	OPERATING	FINANCING
2022	$3,665	$503
2023	15,606	2,139
2024	15,193	2,182
2025	14,715	2,218
2026	14,735	2,255
2027 and thereafter	894,018	398,092
Total undiscounted lease payments	957,932	407,389
Discount	(689,092)	(335,011)
Lease liabilities	$268,840	$72,378

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2022 and 2021:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2022	2021	2022	2021
Operating lease cost
Operating lease expense	$4,204	$1,196	$6,613	$3,555
Variable lease expense	1,061	1,016	3,123	2,883

Finance lease cost
Amortization of right-of-use assets	381	90	884	267
Interest on lease liabilities	861	255	1,913	748
Total lease expense	$6,507	$2,557	$12,533	$7,453

Other information
Operating cash flows outflows related to operating leases	$3,847	$1,424	$8,443	$5,855
Operating cash flows outflows related to financing leases	$476	$151	$1,262	$678
Financing cash flows outflows related to financing leases	$3	$6	$3	$162
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,874	$1,420	$50,463	$1,420
Right-of-use assets obtained in exchange for new operating lease liabilities	$198,261	$8,298	$198,261	$8,298

Weighted-average years remaining lease term (excluding renewal options) - operating leases	50.2	47.8
Weighted-average years remaining lease term (excluding renewal options) - finance leases	60.1	63.2
Weighted-average discount rate - operating leases	5.7%	5.6%
Weighted-average discount rate - finance leases	5.0%	5.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 5. Other Assets and Liabilities
Other Assets
Other assets consist primarily of intangible assets, prepaid assets, real estate notes receivable, straight-line rent receivables, accounts receivable, additional long-lived assets and interest rate swaps. Items included in "Other assets, net" on the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are detailed in the table below:

Dollars in thousands	September 30, 2022	December 31, 2021
Above-market intangible assets, net	$86,410	$4,966
Prepaid assets	85,053	58,618
Real estate notes receivable, net [1]	79,036	—
Straight-line rent receivables	78,038	70,784
Accounts receivable, net	36,103	14,072
Additional long-lived assets, net	21,722	20,048
Interest rate swap assets	16,136	—
Ground lease modification, net	8,170	8,511
Other receivables, net	7,258	—
Debt issuance costs, net	6,504	1,813
Project costs	4,001	5,129
Net investment in lease	1,828	—
Customer relationship intangible assets, net	1,134	1,174
Other	6,842	558
	$438,235	$185,673
         1 In October 2022, an additional amount of $15.0 million was funded for a real estate loan transaction.
Accounts Payable and Accrued Liabilities
The following table provides details of the items included in "Accounts payable and accrued liabilities" on the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021
Accrued property taxes	$86,192	$35,295
Accounts payable and capital expenditures	61,461	17,036
Accrued interest	24,959	12,060
Accrued income and franchise taxes	2,685	983
Retainage accrued on construction invoices	1,304	2,215
Other operating accruals	54,417	18,519
	$231,018	$86,108
Other Liabilities
The following table provides details of the items included in "Other liabilities" on the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

Dollars in thousands	September 30, 2022	December 31, 2021
Below-market intangible liabilities, net	$113,118	$4,931
Deferred revenue	60,675	45,130
Security deposits	28,299	11,116
Interest rate swap liability	—	5,917
Other	1,306	293
	$203,398	$67,387

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 6. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of September 30, 2022 and December 31, 2021.

	MATURITY DATES [1]	BALANCE [2] AS OF		EFFECTIVE INTEREST RATE as of 9/30/2022
Dollars in thousands		9/30/2022	12/31/2021
$1.5 billion Unsecured Credit Facility [3]	10/27	$190,600	$—	3.99%
$700 million Unsecured Credit Facility [3]	5/23	—	210,000	—%
$1.125 billion Asset Sale Term Loan [4]	7/24	421,919	—	4.07%
$350 million Unsecured Term Loan [3]	7/25	348,735	—	4.10%
$200 million Unsecured Term Loan [4]	5/26	199,611	199,460	3.51%
$300 million Unsecured Term Loan 4 5	10/26	299,930	—	2.47%
$150 million Unsecured Term Loan [5]	5/26	149,458	149,376	3.32%
$200 million Unsecured Term Loan 4 5	7/27	199,328	—	2.27%
$300 million Unsecured Term Loan [3]	1/28	297,764	—	3.56%
Senior Notes due 2025	5/25	249,025	249,040	4.12%
Senior Notes due 2026 [4]	8/26	569,786	—	4.94%
Senior Notes due 2027 [4]	7/27	478,541	—	4.76%
Senior Notes due 2028	1/28	296,711	296,612	3.85%
Senior Notes due 2030 [4]	2/30	562,974	—	5.30%
Senior Notes due 2030	3/30	296,787	296,813	2.72%
Senior Notes due 2031 [4]	3/31	628,617	—	5.13%
Senior Notes due 2031	3/31	295,424	295,374	2.25%
Mortgage notes payable	8/23-12/26	84,929	104,650	3.97%
		$5,570,139	$1,801,325
1Includes extension options.
2Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
3On July 20, 2022, the Company entered into an amended and restated credit facility which included a $1.5 billion revolving credit facility, replacing Legacy HR's $700 million credit facility.
4Debt instruments assumed as part of the Merger with Legacy HTA on July 20, 2022. Amounts shown represent fair value adjustments.
5The effective interest rate includes the impact of interest rate swaps on $675.0 million at a weighted average rate of 1.57% (plus the applicable margin rate, currently 105 basis points).

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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

Senior Notes Assumed with the Merger
In connection with the Merger, the Company assumed senior notes ("Legacy Senior Notes") that were originated on various dates prior to the date of the Merger by the OP (formerly, Healthcare Trust of America Holdings, LP). These notes are all fully and unconditionally guaranteed by the Company and have semi-annual payment requirements. In addition, the Legacy Senior Notes carry customary restrictive financial covenants, including limitations on our ability to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. In addition, the corresponding indentures provide for the ability to redeem the Legacy Senior Notes, subject to certain "make whole" call provisions. The Legacy Senior Notes assumed by the Company consist of the following:

	COUPON		PRINCIPAL OUTSTANDING AS OF
Dollars in thousands		FACE VALUE	9/30/2022	12/31/2021
Senior Notes due 2026	3.50%	$600,000	$600,000	$—
Senior Notes due 2027	3.75%	500,000	500,000	—
Senior Notes due 2030	3.10%	650,000	650,000	—
Senior Notes due 2031	2.00%	800,000	800,000	—
		$2,550,000	$2,550,000	$—
Credit Facilities
In connection with the effectiveness of the Merger, Legacy HR (in a limited capacity), Legacy HTA and the OP entered into the Fourth Amended and Restated Credit and Term Loan Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., The Bank of Nova Scotia, Capital One, National Association, U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers; and the other lenders named therein. The Credit Facility restructured the parties’ existing bank facilities and added additional borrowing capacities for the Company following the Merger. The OP is the borrower under the Credit Facility (in such capacity, the “Borrower”).
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
•The Credit Facility provides for a new $350.0 million delayed-draw term loan facility that is available to be drawn for 12 months after July 20, 2022 and has an initial maturity date of July 20, 2023, with two one-year extension options. As of September 30, 2022, the $350.0 million Credit Facility was drawn in full. The terms of any delayed draw term loans funded thereunder conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such delayed draw term loans aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
•The Credit Facility provides for a new $300.0 million term loan facility that was funded on July 20, 2022 and has a maturity date of January 20, 2028, with no extension options. The terms of such term loan facility conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such term loan facility aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
Note 7. Derivative Financial Instruments
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
As of September 30, 2022, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
December 16, 2022	75,000	2.37%
January 31, 2023	$300,000	1.42%
January 15, 2024 [1]	200,000	1.21%
May 1, 2026 [1]	100,000	2.15%
	$675,000	1.57%
1 Derivatives hedge one-month term SOFR.

Subsequent to September 30, 2022, the Company entered into two additional interest rate swaps totaling $250.0 million with multiple counterparties, with both expiring in 2027. The Company designated these interest rate swaps as cash flow hedges of interest rate risk in the fourth quarter of 2022.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2022.

	BALANCE AT SEPTEMBER 30, 2022
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$16,136
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2022 and 2021 related to the Company's outstanding interest rate swaps.

	GAIN RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2022	2021		2022	2021
Interest rate swaps	$(6,083)	$(36)	Interest expense	$614	$982
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(6,083)	$(36)	Total interest expense	$763	$1,131

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	GAIN RECOGNIZED IN AOCI ON DERIVATIVE nine months ended September 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2022	2021		2022	2021
Interest rate swaps	$(12,905)	$(2,079)	Interest expense	$2,226	$2,894
Settled treasury hedges	—	—	Interest expense	320	320
Settled interest rate swaps	—	—	Interest expense	126	126
	$(12,905)	$(2,079)	Total interest expense	$2,672	$3,340
The Company estimates that $4.8 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of September 30, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $16.5 million. As of September 30, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 8. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Development and Redevelopment Activity
During the third quarter of 2022, the Company continued the redevelopment of a 217,114 square foot medical office building in Dallas, Texas. As of September 30, 2022, the Company had funded approximately $11.1 million in project costs. The building continues to operate with in-place leases during construction. The first new tenant lease of the redevelopment commenced in the first quarter of 2022.
During the third quarter of 2022, the Company continued the redevelopment of a medical office building in Tacoma, Washington. As of September 30, 2022, the Company had funded approximately $10.3 million in project costs. The redevelopment includes interior and exterior improvements to the existing building, plus the addition of 23,000 square feet. The Company expects the 23,000 square foot tenant lease for the expansion space to commence in the fourth quarter of 2022.
The Company continued the development of a medical office building in Nashville, Tennessee. The Company is constructing a new 106,194 square foot medical office building with the initial tenant lease expected to commence in the third quarter of 2023. As of September 30, 2022, the Company had funded approximately $15.3 million in project costs. The redevelopment includes the demolition of an existing 81,000 square foot medical office building. The Company recognized an impairment charge of $5.0 million related to the existing building in 2021.
The Company is financing the construction of a two building medical office complex in Orlando, Florida. The 156,566 square foot development is expected to be complete in the second quarter of 2024. As of September 30, 2022, the Company had funded approximately $10.6 million towards the project costs.
The Company, through a joint venture partnership, continued the development of a medical office building in Raleigh, North Carolina. This joint venture expects to construct a new 120,694 square foot medical office building that is projected to be complete in the fourth quarter of 2024. As of September 30, 2022, the joint venture had funded approximately $15.3 million towards the project costs.
The Company is redeveloping three medical office buildings totaling 259,290 square feet in Washington, DC. The Company has approved a leasing plan with a capital outlay that is expected to be completed in the second quarter of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2024. As of September 30, 2022, the Company had funded $2.0 million in project costs.
Note 9. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021:

	NINE MONTHS ENDED SEPTEMBER 30, 2022	TWELVE MONTHS ENDED DECEMBER 31, 2021
Balance, beginning of period	150,457,433	139,487,375
Issuance of common stock	229,615,152	10,899,301
Non-vested share-based awards, net of withheld shares	499,705	70,757
Balance, end of period	380,572,290	150,457,433
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to the at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million. As of September 30, 2022, $750.0 million remained available for issuance under our current ATM offering program.
Common Stock Dividends
During the nine months ended September 30, 2022, the Company declared and paid common stock dividends totaling $0.93 per share. On November 2, 2022, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on November 30, 2022 to stockholders of record on November 15, 2022.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
During the three and nine months ended September 30, 2022, the Company did not enter into any forward sale agreements to sell shares of common stock through the Company's ATM offering program.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2022	2021	2022	2021
Weighted average common shares outstanding
Weighted average common shares outstanding	330,788,997	145,594,127	211,740,767	143,305,737
Non-vested shares	(1,983,742)	(1,776,508)	(1,933,957)	(1,784,544)
Weighted average common shares outstanding - basic	328,805,255	143,817,619	209,806,810	141,521,193

Weighted average common shares outstanding - basic	328,805,255	143,817,619	209,806,810	141,521,193
Dilutive effect of forward equity shares	—	—	—	14,036
Dilutive effect of OP Units	3,167,668	—	1,067,493	—
Dilutive effect of employee stock purchase plan	58,461	—	69,687	78,200
Weighted average common shares outstanding - diluted	332,031,384	143,817,619	210,943,990	141,613,429

Net Income (loss) attributable to common stockholders	$28,304	$(2,066)	$76,661	$45,052
Dividends paid on nonvested share-based awards	(610)	(537)	(1,817)	(1,617)
Net income (loss) applicable to common stockholders- basic	$27,694	$(2,603)	$74,844	$43,435
Net income attributable to OP units	312	—	312	—
Net income (loss) applicable to common stockholders - diluted	$28,006	$(2,603)	$75,156	$43,435

Basic earnings per common share - net income	$0.08	$(0.02)	$0.36	$0.31
Diluted earnings per common share - net income	$0.08	$(0.02)	$0.35	$0.31

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The effect of non-vested stock awards totaling 911,594 shares, options under the Company's Employee Stock Purchase Plan (the "ESPP") to purchase the Company's stock totaling 63,383 shares, and the dilutive impact of forward-equity contracts outstanding for 14,734 shares of common stock for the three months ended September 30, 2021 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.
Incentive Plans
Restricted Common Shares
During the nine months ended September 30, 2022, the Company made the following stock awards:
•During the first quarter of 2022, the Company granted non-vested stock awards to its named executive officers and other members of senior management and employees with a grant date fair value of $13.0 million, which consisted of an aggregate of 415,184 non-vested shares with vesting periods ranging from three to eight years.
•During the second quarter of 2022, the Company granted non-vested stock awards to eight of its directors with a grant date fair value of $0.8 million, which consisted of an aggregate of 26,840 non-vested shares, with a one-year vesting period.
•During the third quarter of 2022, the Company granted non-vested stock awards to its 12 non-employee directors with a grant date fair value of $1.8 million, which consisted of an aggregate of 70,816 non-vested shares, with vesting periods ranging from one to three years. The Company also granted non-vested stock awards to an employee, which consisted of 1,036 non-vested shares as a discretionary grant.
A summary of the activity under the Company's share-based incentive plans for the three and nine months ended September 30, 2022 and 2021 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Share-based awards, beginning of period	1,941,709	1,778,308	1,562,028	1,766,061
Granted	71,852	—	513,876	203,701
Vested	(7,434)	—	(68,481)	(191,454)
Forfeited	(4,130)	(2,957)	(5,426)	(2,957)
Share-based awards, end of period	2,001,997	1,775,351	2,001,997	1,775,351

During the nine months ended September 30, 2022 and 2021, the Company withheld 8,745 and 51,972 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
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
On January 3, 2022, the Company granted RSUs to its named executive officers and certain other officers, with a grant date fair value of $9.7 million, which consisted of an aggregate 294,932 RSUs with a five-year vesting period.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

THREE MONTHS ENDED MARCH 31,
Volatility	30.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	1.02%
Stock price (per share)	$31.68
The remaining 57% of the restricted stock units vest upon certain operating performance conditions. With respect to the operating performance conditions of the January grant, the grant date fair value was $31.68 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January restricted stock units was $33.04 per share.
The following is a summary of the RSU activity during the three and nine months ended September 30, 2022:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	294,932	—	—	—
Granted	—	—	294,932	$33.04
Vested	—	—	—	—
Non-vested as of September 30, 2022	294,932		294,932

Employee Stock Purchase Plan
Legacy HR maintained an ESPP prior to the completion of the Merger. The outstanding options to purchase shares of the common stock of Legacy HR became options to purchase Class A Common Stock of the Company upon completion of the Merger. No new options will be granted under the ESPP. A summary of the activity under the ESPP for the three and nine months ended September 30, 2022 and 2021 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Outstanding and exercisable, beginning of period	405,534	389,414	348,514	341,647
Granted	—	—	255,960	253,200
Exercised	(4,576)	(5,323)	(17,094)	(24,300)
Forfeited	(37,628)	(18,961)	(83,417)	(60,995)
Expired	—	—	(140,633)	(144,422)
Outstanding and exercisable, end of period	363,330	365,130	363,330	365,130
Note 10. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value due to the short term maturity of these investments.
•Real estate notes receivable - Real estate notes receivable are recorded in other assets on the Company's Condensed Consolidated Balance Sheets. Fair value is estimated using cash flow analyses, based on current interest rates for similar types of arrangements.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$5,570.1	$5,321.0	$1,801.3	$1,797.4
Real estate notes receivable [1]	$79.0	$79.0	$—	$—
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission (the "SEC"), as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms, and include, but are not limited to, statements related to the anticipated timing, financing benefits and financial and operational impact of the Merger. These forward-looking statements are based on the Company's current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks and uncertainties associated with: diverting the attention the Company's management from ongoing business operations; failure to realize the expected benefits of the Merger; significant transaction costs and/or unknown or inestimable liabilities of the Merger; the risk that Legacy HR's and Legacy HTA’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company; the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline; general adverse economic and local real estate conditions; the inability of significant tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; increases in interest rates; increases in operating expenses and real estate taxes; changes in the dividend policy for the Company’s common stock or its ability to pay dividends; impairment charges; pandemics or other health crises, such as COVID-19; and other risks and uncertainties affecting the Company, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC, including Legacy HR’s and Legacy HTA's Annual Reports on Form 10-K for the year ended December 31, 2021. Moreover, other risks and uncertainties of which the Company is not currently aware may also affect the Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Company on its website or otherwise. The Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.
For a detailed discussion of the Company’s risk factors, please refer to the Company's, Legacy HR's and Legacy HTA's filings with the SEC, including this report and Item 1A. Risk Factors herein and Legacy HR's and Legacy HTA's Annual Report on Form 10-K for the year ended December 31, 2021.
Merger with Healthcare Trust of America
Completed Merger
On July 20, 2022, Legacy HR, Legacy HTA, the OP and Merger Sub completed the Merger in accordance with the terms of the Merger Agreement. Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization and to provide a platform for the combined company to more efficiently acquire properties in a tax-deferred manner. The Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”. For additional information on the Merger, see Notes 2 and 6 to the Condensed Consolidated Financial Statements.
Unless expressly stated otherwise, the discussion in this Item 2 refers to Legacy HR's financial condition and results of operations on a stand-alone basis prior to giving effect to the Merger. Because Legacy HR was the accounting acquirer under GAAP in the transaction, its historical financial statements became the historical financial statements of the Company. For additional information, please refer to the Explanatory Note in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. After the refinancing of its bank facilities in connection with the Merger, as of September 30, 2022, the Company had $1.3 billion available to be drawn on its Credit Facility and $57.6 million in cash.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and liquidity sources, including the Credit Facility. Management believes that the Company's liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Financings in Connection with the Merger
In connection with the effectiveness of the Merger, Legacy HR (in a limited capacity), Legacy HTA and the OP entered into the Credit Facility, which restructures the parties’ existing bank facilities and adds additional borrowing capacities for the Company following the Merger.

Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2022 were approximately $1.4 billion. Below is a summary of significant investing activities.
Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Dallas, TX	Texas Health Resources	2/11/22	$8,175	18,000	0.19
San Francisco, CA [2]	Kaiser/Sutter Health	3/7/22	114,000	166,396	0.90 to 3.30
Q1 2022 subtotal			122,175	184,396
Atlanta, GA	Wellstar Health	4/7/22	6,912	21,535	0.00
Denver, CO	Centura Health	4/13/22	6,320	12,207	2.40
Colorado Springs, CO [3]	Centura Health	4/13/22	13,680	25,800	0.80 to 1.70
Seattle, WA	UW Medicine	4/28/22	8,350	13,256	0.05
Houston, TX	CommonSpirit	4/28/22	36,250	76,781	1.70
Los Angeles, CA	Cedars-Sinai Health Systems	4/29/22	35,000	34,282	0.11
Oklahoma City, OK	Mercy Health	4/29/22	11,100	34,944	0.18
Raleigh, NC [2]	WakeMed/None	5/31/22	27,500	85,113	0.25 to 12.30
Tampa, FL [3]	BayCare Health	6/9/22	18,650	55,788	0.23
Q2 2022 subtotal			163,762	359,706
Seattle, WA	EvergreenHealth	8/1/22	4,850	10,593	0.24
Raleigh, NC	WakeMed	8/9/22	3,783	11,345	0.24
Jacksonville, FL	Ascension	8/9/22	18,195	34,133	0.03
Atlanta, GA	Wellstar	8/10/22	11,800	43,496	0.11
Denver, CO	Centura	8/11/22	14,800	34,785	2.10
Raleigh, NC	Duke	8/18/22	11,375	31,318	0.19
Nashville, TN	Ascension	9/15/22	21,000	61,932	0.80
Austin, TX	HCA	9/29/22	5,450	15,000	0.03
Q3 2022 subtotal			91,253	242,602
Total real estate acquisitions			$377,190	786,704

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Includes two properties.

Subsequent to September 30, 2022, the Company acquired the following property:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Jacksonville, FL	Ascension	10/12/22	$3,600	6,200	0.10

Joint Venture Acquisitions
The following table details the Joint Venture's acquisitions for the nine months ended September 30, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
San Francisco, CA [2]	MarinHealth/Kaiser	3/7/22	$67,175	110,865	0.00 to 3.30	50%
Los Angeles, CA [3]	Valley Presbyterian Health	3/7/22	33,800	103,259	1.30	50%
Total joint venture acquisitions			$100,975	214,124
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Includes two properties.

Dispositions
The Company disposed of 30 properties during the nine months ended September 30, 2022 for a total sales price of $892.4 million, including cash proceeds of $866.5 million. The following table details these dispositions for the nine months ended September 30, 2022:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Loveland, CO [1]	2/24/22	$84,950	150,291
San Antonio, TX [1]	4/15/22	25,500	201,523
GA, FL, PA [2]	7/29/22	133,100	316,739
GA, FL, TX [4]	8/4/22	160,917	343,545
Los Angeles, CA [2,5]	8/5/22	134,845	283,780
Dallas, TX [4,6]	8/30/22	114,290	189,385
Indianapolis, IN [3]	8/31/22	238,845	506,406

Total dispositions		$892,447	1,991,669
1Includes two properties.
2Includes four properties.
3Includes five properties.
4Includes six properties.
5Values and square feet are represented at 100%. The Company retained a 20% ownership interest in the joint venture that purchased these properties.
6Values and square feet are represented at 100%. The Company retained a 40% ownership interest in the joint venture that purchased these properties.

Subsequent to September 30, 2022, the Company disposed of the following properties:

Dollars in thousands	DATE DISPOSED	SALE PRICE	SQUARE FOOTAGE
Dallas, TX [1,2]	10/4/22	$104,025	291,328
Houston, TX [2]	10/21/22	32,000	134,910

Total dispositions		$136,025	426,238
1 Includes two properties.
2 These properties were classified as assets held for sale as of September 30, 2022.

Capital Funding
During the nine months ended September 30, 2022, capital funding included the following:
•$48.6 million toward the following development and redevelopment of properties:
◦Memphis, Tennessee redevelopment totaled $3.0 million;
◦Dallas, Texas redevelopments totaled $3.6 million;
◦Tacoma, Washington redevelopment totaled $6.2 million;
◦Nashville, Tennessee development totaled $13.6 million;
◦Orlando, Florida development totaled $1.0 million;
◦Raleigh, North Carolina development totaled $5.9 million;
◦Miscellaneous other redevelopment totaled $13.7 million; and
◦tenant improvement funding for previously completed projects totaled $1.6 million.
•$26.0 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$20.1 million toward second generation tenant improvements; and
•$23.2 million toward capital expenditures.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2022 were approximately $1.5 billion. See Notes 6 and 9 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $750.0 million. As of September 30, 2022, $750.0 million remained available for issuance under our current ATM offering program.
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
On February 24, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.17% that encumbered an 80,153 square foot property in Colorado, in conjunction with the disposition of the property. The aggregate payoff price of $6.4 million consisted of outstanding principal of $5.8 million and a "make-whole" amount of approximately $0.6 million. The unamortized premium of $0.1 million was written off upon payoff.
As of September 30, 2022, the Company had outstanding interest rate derivatives totaling $675.0 million to hedge one-month LIBOR/Term SOFR. The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 31, 2023	$300,000	1.42%
December 16, 2022	75,000	2.37%
January 15, 2024 [1]	200,000	1.21%
May 1, 2026 [1]	100,000	2.15%
	$675,000	1.57%
1 Derivatives hedge one-month term SOFR.

Operating Activities
Cash flows provided by operating activities decreased from $170.3 million for the nine months ended September 30, 2021 to $126.7 million for the nine months ended September 30, 2022. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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
Economic and Market Conditions
Rising interest rates and increased volatility in the capital markets have increased the Company’s cost and availability of debt and equity capital. Limited availability and increases in the cost of capital could adversely impact the Company’s ability to finance operations and acquire and develop properties. To the extent the Company’s tenants experience increased costs or financing difficulties due to the economic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due. Additionally, increased interest rates may also result in less liquid property markets, limiting the Company’s ability to sell existing assets or obtain joint venture capital.
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 477 leases totaling 1.3 million square feet that will expire during the fourth quarter of 2022. Approximately 79% of the leases expiring during the fourth quarter of 2022 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first nine months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2022, leases for approximately 91% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with approximately 32% having modified gross lease structures and approximately 59% having net lease structures.
General and Administrative Expense
The Company expects annual general and administrative expense synergies of $33 million to $36 million that will be realized within a year from the closing of the Merger.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, non-cash financing receivable amortization, loan origination cost amortization, deferred financing fees amortization, stock-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2022 and 2021.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$28,304	$(2,066)	$76,661	$45,052
Gain on sales of real estate properties	(143,908)	(1,186)	(197,188)	(41,046)
Impairment of real estate properties	—	10,669	(25)	16,581
Real estate depreciation and amortization	159,643	52,390	272,634	154,899
Non-controlling income from operating partnership units	377	—	377
Proportionate share of unconsolidated joint ventures	3,526	1,558	8,702	3,726
FFO attributable to common stockholders	$47,942	$61,365	$161,161	$179,212
Acquisition and pursuit costs [1]	482	974	3,137	2,388
Merger-related costs [2]	79,402	—	92,603	—
Lease intangible amortization	(2)	48	891	(30)
Non-routine legal costs/forfeited earnest money received [3]	346	—	577	(500)
Debt financing costs	1,091	—	2,520	283
Unconsolidated JV normalizing items [4]	154	54	332	136
Normalized FFO attributable to common stockholders	$129,415	$62,441	$261,221	$181,489
Non-real estate depreciation and amortization	577	586	1,593	1,900
Non-cash interest amortization [5]	8,924	720	10,382	2,511
Provision for bad debt, net	457	25	616	3
Straight-line rent, net	(7,715)	(1,171)	(10,251)	(3,459)
Stock-based compensation	3,666	2,538	10,721	8,183
Unconsolidated JV non-cash items [6]	(377)	(341)	(890)	(1,051)
Normalized FFO adjusted for non-cash items	$134,947	$64,798	$273,392	$189,576
2nd generation TI	(10,147)	(6,219)	(20,097)	(16,156)
Leasing commissions paid	(8,283)	(4,531)	(15,525)	(9,528)
Capital additions	(16,067)	(5,443)	(23,244)	(13,539)
FAD	$100,450	$48,605	$214,526	$150,353
FFO per common share - diluted	$0.14	$0.42	$0.76	$1.26
Normalized FFO per common share - diluted	$0.39	$0.43	$1.23	$1.27
FFO weighted average common shares outstanding - diluted [7]	332,819	144,807	211,746	142,488
1Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
2Includes costs incurred related to the Merger.
3Non-routine legal costs include expenses related to two separate disputes; one with a contractor on a $60.6 million completed construction project and another with a tenant on a violation of use restrictions. Forfeited earnest money received related to a disposition that did not materialize.
4Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 787,559 and 802,150, respectively, for the three and nine months ended September 30, 2022.

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
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, properties undergoing redevelopment, and newly redeveloped or developed properties. Legacy HTA properties that met the same store criteria are included in both periods shown, on a proforma basis, as if they were owned by the Company for the full analysis period.
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
The following table reflects the Company's proforma same store cash NOI for the three months ended September 30, 2022 and 2021.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at September 30, 2022	SAME STORE CASH NOI for the three months ended September 30,
Dollars in thousands			2022	2021
Same store properties	589	$7,943,839	$178,828	$173,951

The following tables reconcile net income to proforma same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended September 30, 2022 and 2021:

Reconciliation of Proforma Same Store Cash NOI

	THREE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2022	2021
Net income	$28,304	$(2,066)
Non-controlling interests	312	—
Other income (expense)	(89,477)	23,000
General and administrative expense	16,741	8,207
Depreciation and amortization expense	158,117	50,999
Other expenses [1]	82,659	3,193
Straight-line rent revenue, net	(7,715)	(1,170)
Joint venture properties	3,922	1,210
Other revenue [2]	(5,242)	(2,043)
Cash NOI	187,621	81,330
Pre-Merger Legacy HTA NOI	27,769	125,609
Proforma cash NOI	215,390	206,939
Cash NOI not included in same store	(36,562)	(32,988)
Proforma same store cash NOI	$178,828	$173,951
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

Reconciliation of Proforma Same Store Properties

	AS OF SEPTEMBER 30, 2022
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	589	$7,943,839	34,731	89.1%
Acquisitions	85	426,519	4,235	89.3%
Development completions	6	166,775	410	86.8%
Redevelopments	11	168,154	1,067	58.4%
Planned Dispositions	4	69,449	223	2.4%
Total owned real estate properties	695	$8,774,736	40,666	87.8%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The Company’s results of operations for the three months ended September 30, 2022 compared to the same period in 2021 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $167.2 million, or 126.9%, for the three months ended September 30, 2022 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2021 and 2022 contributed $13.5 million.
•Leasing activity, including contractual rent increases, contributed $4.1 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $5.0 million.
•Impact from the Merger contributed $154.6 million.

Interest income increased $1.4 million, or 75.6%, from the prior year period as a result of interest from notes receivables assumed in the Merger.
Other operating income increased $1.1 million, or 36.6%, from the prior year period primarily as a result of variable parking and asset management fees.
Expenses
Property operating expenses increased $57.0 million, or 102.6%, for the three months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $5.3 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $1.3 million;
◦Maintenance and repair of $1.0 million;
◦Administrative, leasing commissions, and other legal expense of $0.6 million;
◦Janitorial expense of $0.2 million;
◦Compensation expense of $0.1 million; and
◦Insurance expense of $0.1 million.
•Property taxes decreased $0.4 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $2.5 million.
•Impact from the Merger resulted in an increase of $51.3 million.
General and administrative expenses increased approximately $8.5 million, or 104.0%, for the three months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Compensation expense increases of $1.4 million, including $1.0 million of non-cash expense.
•Net increases, including professional fees, audit services, insurance and other administrative costs, of $1.5 million.
•Impact from the Merger resulted in an increase of $5.6 million.
Merger-related costs totaled $79.4 million for the three months ended September 30, 2022. These costs, consisting primarily of legal, consulting, and banking services, were incurred in connection with the Merger with HTA.
Depreciation and amortization expense increased $107.1 million, or 210.0%, for the three months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $6.9 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.5 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $2.2 million.
•Assets that became fully depreciated resulted in a decrease of $2.8 million.
•Impact from the Merger resulted in an increase of $102.7 million.
Other Income (Expense)
Gains on sale of real estate properties
In the third quarter of 2022, the Company recognized gains of approximately $143.9 million.
In the third quarter of 2021, the Company recognized gains of approximately $1.2 million.

Interest expense
Interest expense increased $39.7 million, or 297.8%, for the three months ended September 30, 2022 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2022	2021	$	%
Contractual interest	$42,019	$12,201	$29,818	244.4%
Net discount/premium accretion	7,617	50	7,567	15,134.0%
Deferred financing costs amortization	1,341	713	628	88.1%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	107	—	—%
Fair value derivative	1,732	—	1,732	—%
Interest cost capitalization	(703)	(34)	(669)	1,967.6%
Right-of-use assets financing amortization	889	255	634	248.6%
Total interest expense	$53,044	$13,334	$39,710	297.8%
Contractual interest expense increased $29.8 million, or 244.4%, for the three months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed in the Merger accounted for an increase of approximately $22.8 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $2.2 million.
•The Company's Unsecured Term Loan due 2024 and 2026, net of swaps, accounted for an increase of approximately $1.0 million.
•The Credit Facility accounted for an increase of approximately $4.2 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
Impairment of Real Estate Properties
In the third quarter of 2021, the Company recognized an impairment of approximately $10.7 million based on the contractual sales price of a property that was reclassified to held for sale during the third quarter of 2021.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The Company’s results of operations for the nine months ended September 30, 2022 compared to the same period in 2021 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $189.4 million, or 48.7%, for the nine months ended September 30, 2022 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2021 and 2022 contributed $37.6 million.
•Leasing activity, including contractual rent increases, contributed $11.4 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $14.2 million.
•Impact from the Merger contributed $154.6 million.

Interest income increased $4.8 million, or 199.0%, from the prior year period as the result of two financing receivables acquired during 2021 contributing $3.4 million and interest totaling $1.4 million from notes receivables assumed in the Merger.
Other operating income increased $1.9 million, or 26.2%, from the prior year period primarily as a result of variable parking and asset management fees.
Expenses
Property operating expenses increased $67.7 million, or 42.5%, for the nine months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $15.1 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $3.2 million;
◦Administrative, leasing commissions, and other legal expense of $2.1 million;
◦Janitorial expense of $0.8 million;
◦Property tax expense increase of $0.6 million;
◦Compensation expense of $0.6 million;
◦Maintenance and repair expense of $1.1 million;
◦Security expense of $0.3 million; and
◦Insurance expense of $0.2 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $7.6 million.
•Impact from the Merger resulted in an increase of $51.3 million.
General and administrative expenses increased approximately $13.1 million, or 51.7%, for the nine months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Incentive-based awards increases of $1.5 million.
•Compensation expense increases of $4.0 million, including $2.4 million of non-cash expense.
•Net increases, including professional fees, audit services, insurance and other administrative costs, of $2.0 million.
•Impact from the Merger resulted in an increase of $5.6 million.
Merger-related costs totaled $92.6 million for the nine months ended September 30, 2022. These costs consisted primarily of legal, consulting, and banking services incurred in connection with the Merger with HTA.
Depreciation and amortization expense increased $117.0 million, or 77.5%, for the nine months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $19.6 million.
•Various building and tenant improvement expenditures resulted in an increase of $7.6 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $5.3 million.
•Assets that became fully depreciated resulted in a decrease of $7.6 million.
•Impact from the Merger including a reset for fair value resulted in an increase of $102.7 million.

Other Income (Expense)
Gains on sale of real estate properties
Gains on the sale of real estate properties in 2022 totaling approximately $197.2 million.
Gains on the sale of real estate properties in 2021 totaling approximately $41.0 million.
Interest expense
Interest expense increased $42.4 million, or 106.4%, for the nine months ended September 30, 2022 compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2022	2021	$	%
Contractual interest	$68,470	$36,590	$31,880	87.1%
Net discount/premium accretion	7,747	146	7,601	5,206.2%
Deferred financing costs amortization	2,760	2,114	646	30.6%
Interest rate swap amortization	126	126	—	—%
Treasury hedge amortization	320	320	—	—%
Fair value derivative	1,732	—	1,732	—%
Interest cost capitalization	(848)	(187)	(661)	353.5%
Right-of-use assets financing amortization	1,941	748	1,193	159.5%
Total interest expense	$82,248	$39,857	$42,391	106.4%
Contractual interest expense increased $31.9 million, or 87.1%, for the nine months ended September 30, 2022 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed with the Merger accounted for an increase of approximately $22.8 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $2.2 million.
•The Company's Unsecured Term Loan due 2024 and 2026, net of swaps, accounted for an increase of approximately $0.9 million.
•The Unsecured Credit Facility accounted for an increase of approximately $7.0 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $1.0 million.
Impairment of Real Estate Properties
Impairment of real estate properties in 2021 totaling approximately $16.6 million was associated with the disposal of one property totaling $0.8 million and the reclassification of a property to held for sale resulting in an impairment of $10.7 million based on the contractual sales price. In addition, the Company recorded impairment charges totaling $5.1 million which includes a property associated with a redevelopment project in Nashville, Tennessee.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures, These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2022, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting
On July 20, 2022, the Merger of Legacy HR and Legacy HTA was completed, and the Company is currently integrating Legacy HTA into its operations, compliance program and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. The Company has excluded the acquired operations of Legacy HTA from management's assessment of internal control over financial reporting for the nine months ended September 30, 2022. Excluding the Merger, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factors discussed below, an investor should carefully consider the factors discussed below and those discussed in Part I, “Item 1A. Risk Factors” in Legacy HR's Annual Report on Form 10-K for the year ended December 31, 2021 and Legacy HTA's Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect the Company’s business, financial condition or future results. The risks, as described below and in Legacy HR’s Annual Report on Form 10-K for the year ended December 31, 2021 and Legacy HTA's Annual Report on Form 10-K for the year ended December 31, 2021, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.
Risk Factors Relating to the Company
Operational Risks
The Company has incurred substantial expenses related to the Merger.
The Company has incurred substantial expenses in connection with completing the Merger and expects to incur substantial expenses integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies, including severance costs. In addition, there are a large number of systems that must be integrated, including billing, management information, asset management, accounting and finance, payroll and benefits, lease administration and regulatory compliance. Although the Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result, Legacy HR incurred expenses against its earnings before the completion of the Merger, and the Company has incurred and expects to incur additional expenses and charges following the Merger.
The Company may be unable to integrate the businesses of Legacy HR and Legacy HTA successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.
The Merger involves the combination of two companies that operated as independent public companies. The Company is devoting significant management attention and resources to integrate the business practices and operations of Legacy HR and Legacy HTA. Potential difficulties the Company may encounter in the integration process include the following:
1.the inability to successfully combine the businesses of Legacy HR and Legacy HTA in a manner that permits the Company to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;
2.the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
3.the additional complexities of combining two companies with different histories, cultures, markets and tenant bases;
4.the failure to retain key employees of the Company;
5.potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
6.performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by completing the Merger and integrating the operations of Legacy HR and Legacy HTA.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Company's management, the disruption of the Company's ongoing business or inconsistencies in the Company's services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Company.
The Company may be unable to retain key employees.
The success of the Company after the Merger will depend in part upon its ability to retain key employees. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company following the Merger. Accordingly, no assurance can be given that the Company will be able to retain key employees.
The trading price of shares of common stock of the Company may be affected by factors different from those that affected the price of shares of Legacy HR's common stock or Legacy HTA’s common stock before the Merger.
The results of operations of the Company, as well as the trading price of the shares of common stock of the Company, may be affected by factors different from those that affected Legacy HR's or Legacy HTA's results of operations and the trading prices of their respective shares of common stock. These factors include:
1.a greater number of shares of common stock of the Company outstanding;
2.different stockholders;
3.different businesses; and
4.different assets and capitalizations.
In addition, the Company may take actions in the future—such as a share split, reverse share split, stock repurchases, or reclassification—that could affect the trading price of its shares of common stock.
Accordingly, the historical trading prices and financial results of Legacy HR and Legacy HTA may not be indicative of these matters for the Company after the Merger.

The Company cannot assure you that it will be able to continue paying dividends at or above the rates paid by Legacy HR and Legacy HTA.
The stockholders of the Company may not receive dividends at the same rate they received dividends as stockholders of Legacy HR and stockholders of Legacy HTA for various reasons, including the following:
1.the Company may not have enough cash to pay such dividends due to changes in the Company's cash requirements, capital spending plans, cash flow or financial position;
2.decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the board of directors of the Company, which reserves the right to change the Company's current dividend practices at any time and for any reason;
3.the Company may desire to retain cash to maintain or improve its credit ratings; and
4.the amount of dividends that the Company's subsidiaries may distribute to the Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the Company do not have contractual or other legal right to dividends that have not been authorized by the board of directors of the Company.
Regulatory and Legal Risks
Counterparties to certain agreements with Legacy HR or Legacy HTA may exercise contractual rights under such agreements in connection with the Merger.
Legacy HR and Legacy HTA are each party to certain agreements that give the counterparties certain rights in connection with a qualifying change in control, including in some cases the right to terminate the agreement. The Merger may constitute a change in control under some of these agreements, and therefore the counterparties could exercise any rights they may have regarding termination, repurchase, recourse against the Company for obligations of its subsidiaries, acceleration of payment obligations or otherwise. In addition, counterparties may seek modifications of the terms of agreements as a condition to granting a waiver or consent. If such counterparties exercise any such contractual rights, this may adversely impact the Company.
Joint venture investments, including those resulting from the contribution of certain of Legacy HTA properties into one or more joint ventures, could be adversely affected by the Company's lack of sole decision-making authority, its reliance on its joint venture partners' financial condition or disputes between any joint venture partner and the Company.
The Company has joint venture investments that constitute a portion of the Company’s assets. In addition, certain assets of Legacy HTA have been contributed to one or more joint ventures and more may be contributed to joint ventures in the near future. The Company may enter into additional joint ventures in the future. The Company will not be in a position to exercise sole decision-making authority regarding the partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved. For example, joint venture partners may have economic or other business interests or goals that are inconsistent with the business interests or goals of the Company, they could be in a position to take actions contrary to the policies or objectives of the Company, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, because neither the Company nor the joint venture partner would have full control over the partnership or joint venture. In addition, joint venture partners of the Company may have consent rights, rights to buy or sell joint venture interests, or other rights under certain agreements, which may have been implicated as a result of the Merger. Disputes between the Company and joint venture partners may result in litigation or arbitration. In addition, if joint venture partners fail to fund their share of required capital contributions due to insolvency or for other reasons, the joint venture investments, including properties owned by the joint ventures, could be subject to additional risk.
Other Risks

The Company has a substantial amount of indebtedness and may need to incur more in the future.
The Company has substantial indebtedness, and in connection with executing the Company's business strategies following the Merger, the Company expects to acquire additional properties, and the Company may elect to finance these acquisitions by incurring additional indebtedness. Its substantial indebtedness could have material adverse consequences for the Company, including (a) reducing the Company's credit ratings and thereby raising its borrowing costs, (b) hindering the Company's ability to adjust to changing market, industry or economic conditions, (c) limiting the Company's ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses, (d) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (e) making the Company more vulnerable to economic or industry downturns, including interest rate increases, and (f) placing the Company at a competitive disadvantage compared to less leveraged competitors.
Additionally, the agreements that govern the terms of its indebtedness contain a number of restrictive covenants (including, without limitation, financial maintenance covenants) that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest. Moreover, the Company's ability to satisfy any financial maintenance covenants may be affected by events beyond its control and, as a result, it cannot provide assurance that it will be able to satisfy any such covenants.
A breach of the covenants under the agreements that govern the terms of any of the Company's indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the applicable creditors to accelerate the related debt and/or terminate any related commitments to extend further credit and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event debtholders accelerate the repayment of the Company's indebtedness, the Company may not have sufficient resources to repay such indebtedness.
Moreover, to respond to competitive challenges, the Company may be required to raise substantial additional capital to execute its business strategy. The Company's ability to arrange additional financing will depend on, among other factors, the Company's financial position and performance, as well as prevailing market conditions and other factors beyond the Company's control. If the Company is unable to obtain additional financing, the Company's credit ratings could be further adversely affected, which could further raise the Company's borrowing costs and further limit its future access to capital and its ability to satisfy its obligations under its indebtedness.
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity.
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically requires new capital to invest in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. The capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete development and redevelopment projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt or make dividend payments to stockholders. If the Company defaults in paying any of its debts or satisfying its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
Further, the Company obtains credit ratings from various credit-rating agencies based on their evaluation of the Company's credit. These agencies' ratings are based on a number of factors, some of which are not within the Company's control. In addition to factors specific to the Company's financial strength and performance, the rating agencies also consider conditions affecting REITs generally. The Company's credit ratings could be downgraded. If the Company's credit ratings are downgraded or other negative action is taken, the Company could be required, among other things, to pay additional interest and fees on borrowings.
Increases in interest rates could have a material adverse effect on the Company's cost of capital.
In March 2022, the Federal Reserve began, and it has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Increases in interest rates will increase interest cost on new fixed and variable debt and on existing variable rate debt. Such increases in the cost of capital could adversely impact the Company's ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting the Company's ability to sell or contribute to a joint venture existing assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Authorized Repurchases of Equity Securities by the Issuer
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans of programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	2,018	24.14	—	—
Total	2,018
Item 6. Exhibits

EXHIBIT	DESCRIPTION
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
Exhibit 10.1
Term Loan Agreement, dated as of May 13, 2022, among Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), the lenders named therein, and J.P. Morgan Chase Bank, N.A., as administrative agent for such lenders.[6]

Exhibit 10.2
Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 2022, by and among Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), the lenders named therein, and Wells Fargo Bank, National Association.[2]

Exhibit 10.3	Contribution and Assignment Agreement, dated as of July 20, 2022, by and between Healthcare Realty Trust Incorporated and Healthcare Realty Holdings, L.P.[2]
Exhibit 10.4
Third Amended and Restated Employment Agreement, dated February 16, 2016, by and between Todd J. Meredith and Legacy HR (previously filed as Exhibit 10.10 to Legacy HR’s Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016 and incorporated by reference herein).[2]

Exhibit 10.5
Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, by and between Todd J. Meredith and Legacy HR (previously filed as Exhibit 10.5 to Legacy HR’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 and incorporated by reference herein).[2]

Exhibit 10.6
Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 18, 2022, by and between Todd J. Meredith and Legacy HR (previously filed as Exhibit 10.6 to Legacy HR’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 and incorporated by reference herein).[2]

Exhibit 10.7
Third Amended and Restated Employment Agreement, dated February 15, 2017, by and between John M. Bryant, Jr. and Legacy HR (previously filed as Exhibit 10.8 to Legacy HR’s Form 10-K for the year ended December 31, 2016 filed with the SEC on February 15, 2017 and incorporated by reference herein).[2]

Exhibit 10.8
Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, by and between John M. Bryant, Jr. and Legacy HR (previously filed as Exhibit 10.7 to Legacy HR’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 and incorporated by reference herein).[2]

Exhibit 10.9
Amended and Restated Employment Agreement, dated January 1, 2017, by and between Robert E. Hull and Legacy HR (previously filed as Exhibit 10.9 to Legacy HR’s Form 10-K for the year ended December 31, 2016 filed with the SEC on February 15, 2017 and incorporated by reference herein).[2]

Exhibit 10.10
Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, by and between Robert E. Hull and Legacy HR (previously filed as Exhibit 10.9 to Legacy HR’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 and incorporated by reference herein).[2]

Exhibit 10.11
Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, by and between Robert E. Hull and Legacy HR (previously filed as Exhibit 10.11 to Legacy HR’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 and incorporated by reference herein).[2]

Exhibit 10.12
Amended and Restated Employment Agreement, dated February 2, 2016, by and between J. Christopher Douglas and Legacy HR (previously filed as Exhibit 10.1 to Legacy HR’s Form 8-K filed with the SEC on February 3, 2016 and incorporated by reference herein).[2]

Exhibit 10.13
Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, by and between J. Christopher Douglas and Legacy HR (previously filed as Exhibit 10.11 to Legacy HR’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 and incorporated by reference herein).[2]

Exhibit 10.14
Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, by and between J. Christopher Douglas and Legacy HR (previously filed as Exhibit 10.4 to Legacy HR’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 and incorporated by reference herein).[2]

Exhibit 10.15
Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Julie F. Wilson and Legacy HR (previously filed as Exhibit 10.1 to Legacy HR’s Form 10-Q for the quarter ended June 30, 2021 and incorporated by reference herein).[2]

Exhibit 10.16	Executive Incentive Program, dated August 1, 2022.[7]
Exhibit 10.17	Second Amended and Restated Agreement of Limited Partnership Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.).[2]

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
7Filed as an exhibit to the Company's Current Report on Form 8-K filed August 5, 2022 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
November 9, 2022