Form 10-K
period 2022-12-31
Healthcare Realty Trust Inc
filed 2023-03-01
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
3310 West End Avenue
Suite 700
Nashville, Tennessee 37203
(Address of principal executive offices)
(615) 269-8175
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	HR	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:
    Large accelerated filer ☒        Accelerated filer ☐
    Non-accelerated filer ☐        Smaller reporting company ☐
            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15- U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2022 held by non-affiliates on June 30, 2022 was $6,374,706,546.
As of February 24, 2023, there were 380,779,861 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2023 are incorporated by reference into Part III of this Report.

Explanatory Note
On July 20, 2022, pursuant to that certain Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated.” In addition, the equity interests of Legacy HR were contributed by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure. The consolidated company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the accounting acquirer. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Company, as defined below. For the full year of 2022, the Company's financial statements reflect the financial position and results of operations of Legacy HR prior to July 20, 2022 and the consolidated company after giving effect to the Merger from July 20, 2022 through December 31, 2022. The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value.
For purposes of this Annual Report on Form 10-K, references to the "Company", "we", "us", and "our" are to Legacy HR for periods prior to the closing of the Merger and thereafter to Legacy HR and Legacy HTA after giving effect to the Merger.
In addition, the OP has issued unsecured notes described in Note 10 to the Company's Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.9% owned by the Company. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of the OP have not been presented.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2022

PART I
Item 1. Business
The Company is a self-managed and self-administered real estate investment trust (“REIT”) that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Item 1A. Risk Factors” for a discussion of risks associated with qualifying as a REIT.
As described in the Explanatory Note above and elsewhere in this report, on July 20, 2022, Legacy HR and Legacy HTA completed a merger between the companies in which Legacy HR merged with and into a wholly-owned subsidiary of Legacy HTA, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA. Immediately following the Merger, Legacy HTA changed its name to “Healthcare Realty Trust Incorporated.” For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the acquirer. The consolidated company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade under the ticker symbol “HR”.
Real Estate Properties
The Company had gross investments of approximately $14.1 billion in 688 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property as of December 31, 2022. In addition, the Company had a weighted average ownership interest of approximately 48% in 33 real estate properties held in joint ventures as of December 31, 2022. The Company provided leasing and property management services to 93% of its portfolio nationwide as of December 31, 2022. The Company’s real estate property investments by geographic area are detailed in Note 3 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2022:

			December 31, 2022
Dollars and square feet in thousands	GROSS INVESTMENT	SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient	$12,570,933	36,800	656	87.2%
Inpatient	653,648	1,528	20	91.2%
Office	508,741	1,789	10	96.2%
	13,733,322	40,117	686	87.7%
Construction in progress	35,560
Land held for development	74,265
Investments in financing receivables, net [2,3]	120,236	187	1	100.0%
Financing lease right-of-use assets [3]	83,824	45	1	77.8%
Corporate property	10,418
Total real estate investments	14,057,625	40,349	688	87.8%
Unconsolidated joint ventures [4]	350,305	1,913	33	85.4%
Total investments	$14,407,930	42,262	721	87.7%
1The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases). There was one property excluded from the table above that was classified as held for sale as of December 31, 2022.
2Investments in financing receivables, net includes a single-tenant net lease property in San Diego, CA in a sale-leaseback transaction totaling $112.9 million.
3Financing lease right-of-use assets includes a multi-tenant lease property in Columbus, OH in a sale-leaseback transaction totaling $16.1 million, of which $8.7 million was accounted for as an imputed lease arrangement as required under ASC 842, Leases. The remaining $7.4 million was accounted for as a financing arrangement and is included in Investments in financing receivables, net and includes its relative portion of the square feet and occupancy.
4Gross investment includes the Company's pro rata share of unconsolidated joint ventures, net of mortgage note payable. Square feet has not been adjusted by the Company's ownership percentage.

Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2022, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.
Expiring Leases
As of December 31, 2022, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 4.5 years, with expirations through 2052. The table below details the Company’s lease expirations as of December 31, 2022, excluding the Company's unconsolidated joint ventures, financing receivables and right-of-use assets.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2023 (1)	1,459	5,004,436	14.2%
2024	1,171	5,150,146	14.6%
2025	1,020	4,442,560	12.6%
2026	814	3,610,265	10.2%
2027	807	4,420,368	12.5%
2028	440	2,547,615	7.2%
2029	381	2,484,979	7.1%
2030	288	2,206,923	6.3%
2031	227	1,203,587	3.5%
2032	267	2,106,365	6.0%
Thereafter	184	2,053,288	5.8%
	7,058	35,230,532	100.0%
1Includes 177 leases totaling 311,889 square feet that expired prior to December 31, 2022 and were on month-to-month terms.
See "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report for additional information regarding the Company's leases and leasing efforts.
Liquidity
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, property dispositions, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.

Business Strategy
The Company owns and operates properties that facilitate the delivery of healthcare services in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities primarily located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in high-growth markets with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
2022 Investment Activity
In 2022, the Company acquired 33 medical office buildings through acquisitions and investments in joint ventures. The total purchase price of the acquisitions was $504.6 million and the weighted average capitalization rate for these investments was 5.3%. The following bullets provide further detail of the 2022 acquisition activity.
•The Company (exclusive of joint ventures) acquired 28 medical office buildings for purchase prices totaling $403.6 million.

•Through its joint ventures, the Company acquired interests in five medical office buildings for purchase prices totaling $101.0 million.
The Company disposed of 44 properties during 2022 for sales prices totaling $1.2 billion, including 10 properties contributed into joint ventures in which the Company maintained a non-controlling interest. The weighted average capitalization rate for these properties was 4.8%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2022, the Company funded $60.8 million toward development and redevelopment of properties.
See the Company's discussion regarding the 2022 acquisition, joint venture and disposition activity in Note 5 to the Consolidated Financial Statements and development activity in Note 15 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
Competition
The Company competes for the acquisition and development of real estate properties with private investors, healthcare providers, other REITs, real estate partnerships and financial institutions, among others. The business of acquiring and developing new healthcare facilities is highly competitive and is subject to price, construction and operating costs, and other competitive pressures. Some of the Company's competitors may have lower costs of capital.
The financial performance of all of the Company’s properties is subject to competition from similar properties. The extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using or referring patients to an associated healthcare facility, healthcare employment, competitive systems of healthcare delivery, and the area’s population, size and composition. Private, federal and state health insurance programs and other laws and regulations may also have an effect on the utilization of the properties. The Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation and legislation at the federal, state and local levels, including, but not limited to, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), the Bipartisan Budget Act of 2015, the Medicare Access and CHIP Reauthorization Act of 2015, and laws intended to combat fraud, waste and abuse such as the Anti-Kickback Statute, Stark Law and False Claims Act, and laws intended to protect the privacy and security of patient information, such as the Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
Government healthcare programs have increased over time as a significant percentage of the U.S. population’s health insurance coverage. The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Changes from year to year in reimbursement methodology, rates and other regulatory requirements may cause the profitability of providing care to Medicare and Medicaid patients to decline, which could adversely affect tenants' ability to make lease payments to the Company.
The Centers for Medicare and Medicaid Services continued to adjust Medicare payment rates in 2022 to implement site-neutral payment policies. These changes have lowered Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company has not seen a measurable impact from site-neutral Medicare payment policy, positively or negatively. The Company cannot predict the amount of benefit from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
Since 2018, physicians have been required to report patient data on quality and performance measures that began to affect their Medicare payments in 2020. Implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, along with its budget-neutrality rule that requires any increases in payments to be offset by decreases, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or, indirectly, the Company.
Legislative Developments
Taxation of Dividends
The Tax Cuts and Jobs Act of 2017 generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). In addition, the deduction for ordinary REIT dividends is not subject to the wage and tax basis limitations applicable to the deduction for other qualifying pass-through income. The Tax Cuts and Jobs Act of 2017 was a far-reaching and complex revision to the existing U.S. federal income tax laws. Many of the provisions of this act, such as the 20% deduction mentioned above, will expire at the end of 2025, unless extended by legislative action.
Healthcare
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are proposed and enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently proposed, enacted, or in the process of implementation include:
•the Coronavirus Aid, Relief and Economic Security Act of 2020, along with subsequent stimulus and COVID-19 relief bills and federal spending legislation, which provided relief funding and financial aid to businesses, individuals, and healthcare providers impacted by COVID-19, including higher Medicare reimbursement rates, forgiveness of small business loans to providers for payroll and rent, and additional resources for testing and vaccine distribution;
•the expansion of Medicaid benefits and health insurance exchanges established by the Affordable Care Act, whereby individuals and small businesses purchase health insurance with assistance from federal subsidies;
•various state legislature proposals for state-funded single-payer health insurance and a limit on allowable rates of reimbursement to healthcare providers;
•the implementation of quality control, cost containment, and value-based payment system reforms for Medicaid and Medicare, such as expansion of pay-for-performance criteria, bundled provider payments, accountable care organizations, comparative effectiveness research, and lower payments for hospital readmissions;
•ongoing evaluation of and transition toward value-based reimbursement models for Medicare payments to physicians as designated under MACRA;
•annual regulatory updates to Medicare policy for healthcare providers that can broadly change reimbursement methodology under budget-neutral guidelines, with the effect of lowering payments for some services and increasing payments for others, having a varying impact, positively or negatively, on providers;
•ongoing efforts to equalize Medicare payment rates across different facility-type settings, according to Section 603 of the Bipartisan Budget Act of 2015, which lowered Medicare payment rates, effective January

1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician office settings;
•the continued adoption by providers of federal standards for the Medicare Promoting Interoperability Program;
•reforms to the physician self-referral laws, commonly referred to as the Stark Law, as adjusted in 2020 in order to promote the transition toward value-based, coordinated care among providers, although clear intent to boost referrals could still yield provider penalties;
•consideration of broad reforms to Medicare and Medicaid, including a significant expansion of Medicare coverage to the greater U.S. population;
•more stringent regulatory criteria by which federal antitrust agencies evaluate the potential for anti-competitive practices as a result of mergers and acquisitions of health systems and physicians;
•regulations requiring the publication of hospital prices for certain services, as well as hospitals’ negotiated rates with insurers for these services;
•limits on price increases in pharmaceutical drugs and the cost to Medicare beneficiaries, including the potential for setting prices according to an international standard; and
•the prohibition of “surprise billing,” or high payment rates charged to consumers for out-of-network physician services.
The Company cannot predict whether any proposals, rulings, or legislation will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such developments might have on the Company's business.
Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under, or disposed of in connection with such property, as well as certain other potential costs (including government fines and injuries to persons and adjacent property) relating to hazardous or toxic substances. Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil, and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances, and liability may be imposed on the owner in connection with the activities of a tenant or operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or lease such property or to borrow using such property as collateral. A property can also be negatively impacted either through physical contamination, or by virtue of an adverse effect on value, from contamination that has or may have emanated from other properties.
Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the following: the generation, segregation, handling, packaging and disposal of medical wastes; air quality requirements related to operations of generators, incineration devices, or sterilization equipment; facility siting and construction; disposal of non-medical wastes and ash from incinerators; and underground storage tanks. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the Company's properties were built during the period that asbestos was commonly used in building construction and other such facilities may be acquired by the

Company in the future. The presence of such materials could result in significant costs in the event that any asbestos-containing materials requiring immediate removal and/or encapsulation are located in or on any facilities or in the event of any future renovation activities.
The Company has had environmental site assessments conducted on substantially all of the properties that it currently owns. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. While it is the Company’s policy to seek indemnification from tenants relating to environmental liabilities or conditions, even where leases do contain such provisions, there can be no assurance that the tenant will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases do not give the Company control over the operational activities of its tenants or healthcare operators, nor will the Company monitor the tenants or healthcare operators with respect to environmental matters.
Human Capital Resources
We believe our employees are a critical component to achievement of our business objectives and recognition as a trusted owner and operator of medical office properties. At December 31, 2022, the Company employed 583 people. Our employees are comprised of accountants, maintenance engineers, property managers, leasing personnel, architects, administrative staff, an investments team, and the corporate management team. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent. We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, veteran status, and other characteristics that make our employees unique.
To retain talented employees that contribute to the Company’s strategic objectives, we offer an attractive set of employee benefits, including:
•Health benefits and 401(k) starting on the first day of employment;
•Auto-enrollment of new employees in our 401(k) plan at 3%;
•Dollar-for-dollar match on 401(k) contributions up to $2,800, encouraging higher employee savings;
•100% of long-term disability and life insurance premiums paid; and
•Tuition reimbursement up to $3,000 annually for any employee pursuing higher education.
In addition, we are committed to supporting the performance and career development of all employees, from encouraging staff accountants to sit for the CPA exam to supporting our maintenance engineers in earning various certifications. As owners and operators of medical real estate, we recognize the value of health and wellbeing among our own employees. As we have for many years, Healthcare Realty provides corporate employees with gym membership discounts to encourage fitness. In addition, we offer monthly wellness challenges and resources that provide our employees with tools to enhance their wellbeing. Additional information regarding employee and community engagement is available in the 2022 Corporate Responsibility Report, which is posted on the Company's website (www.healthcarerealty.com).
Environment, Social, and Governance (“ESG”)
Our goal is to create long-term value for all stakeholders, including our employees and investors who expect responsible financial and environmental stewardship, and for our healthcare system partners who rely on the Company to provide well-operated facilities that allow them to effectively serve and care for their local communities.
We seek to help healthcare professionals deliver the best care by providing the highest level of service in the most desirable outpatient settings. Our ESG objectives include full integration of our sustainability strategy, improved transparency and reporting, enhanced operational frameworks, and continued stakeholder engagement.
As we implement our strategy and pursue our objectives, the Company’s actions are guided by our Sustainability Principles and Policies, to ensure continuous improvement and long-term success. Our Sustainability Principles and Policies include:

a.Integration: Embed and integrate leading environmental, social and governance practices designed to enhance portfolio performance into the Company’s daily operations.
b.Impact: Drive positive impact across the Company while mitigating risk and creating long-term value for stakeholders, including our tenants, investors, employees, and the communities in which we live, work and invest.
c.Integrity: Conduct business with integrity, respect and excellence, earning the right to be a preferred provider of medical office properties.
The Company’s Board of Directors is committed to overseeing the integration of our ESG principles throughout the Company. In addition, the Company's incentive program for executive officers includes ESG performance measures.
To more effectively track and communicate the Company’s ESG performance, we have adopted various frameworks and methodologies, including participation in the annual GRESB Assessment; reporting disclosures in alignment with the Sustainability Accounting Standards Board; establishing goals and key performance indicators under the Sustainable Development Goals, and we are working toward expanding our climate risk and resiliency strategies in alignment with the Task Force on Climate-Related Disclosure.
More information regarding the Company’s Sustainability Principles and Policies and ESG performance can be found in the Company’s 2022 Corporate Responsibility Report on its website (www.healthcarerealty.com).
Available Information
The Company makes available to the public free of charge through its website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission ("SEC"). The Company’s website address is www.healthcarerealty.com.

Corporate Governance Principles
The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.

Committee Charters
The Board of Directors has an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.
Executive Officers
Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this report and is incorporated herein by reference.
Item 1A. Risk Factors
The following are some of the risks and uncertainties that could negatively affect the Company’s consolidated financial condition, results of operations, business and prospects. These risk factors are grouped into four categories: risks relating to the Company's merger and integration of Legacy HR and Legacy HTA businesses; risks relating to the Company’s business and operations; risks relating to the Company’s capital structure and financings; and risks relating to government regulations.
These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” and “Environmental Matters,” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements,” should be carefully considered before making an investment decision regarding the

Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a material impact. If any of the events underlying the following risks actually occurred, the Company’s business, consolidated financial condition, operating results and cash flows, including distributions to the Company's stockholders, could suffer, and the trading price of its common stock could decline.

Merger and Integration Risks
The Company incurred substantial expenses related to the Merger.
The Company incurred substantial expenses in connection with completing the Merger and expects to incur substantial expenses integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies, including severance costs. In addition, there are a large number of systems that must be integrated, including billing, management information, asset management, accounting and finance, payroll and benefits, lease administration and regulatory compliance. Although the Company assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration expenses. The transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.
The Company may be unable to integrate the businesses of Legacy HR and Legacy HTA successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.
The Merger involved the combination of two companies that operated as independent public companies. The Company is devoting significant management attention and resources to integrate the business practices and operations of Legacy HR and Legacy HTA. Potential difficulties the Company may encounter in the integration process include the following:
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
4.the failure to retain key employees of the Company; and
5.potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Company's management, the disruption of the Company's ongoing business or inconsistencies in the Company's services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with tenants, health systems, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Company.
The Company may be unable to retain key employees.
The success of the Company depends in part upon its ability to retain key employees. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company following the Merger or for other reasons. Accordingly, no assurance can be given that the Company will be able to retain key employees.

The trading price of shares of common stock of the Company may be affected by factors different from those that affected the price of shares of Legacy HR's common stock or Legacy HTA’s common stock before the Merger.
The results of operations of the Company, as well as the trading price of the shares of common stock of the Company, may be affected by factors different from those that affected Legacy HR's or Legacy HTA's results of operations and the trading prices of their respective shares of common stock. These factors include: (i) a greater number of shares of common stock of the Company outstanding; (ii) different stockholders; (iii) different businesses; and (iv) different assets and capitalizations.
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
The stockholders of the Company may not receive dividends at the same rate they received dividends as stockholders of Legacy HR and stockholders of Legacy HTA for various reasons, including the following: (i) the Company may not have enough cash to pay such dividends due to changes in the Company's cash requirements, capital spending plans, cash flow or financial position; (ii) decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Board of Directors of the Company, which reserves the right to change the Company's current dividend practices at any time and for any reason; (iii) the Company may desire to retain cash to maintain or improve its credit ratings; and (iv) the amount of dividends that the Company's subsidiaries may distribute to the Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the Company do not have contractual or other legal right to dividends that have not been authorized by the Board of Directors of the Company.

Risk relating to our business and operations
The Company's expected results may not be achieved.
The Company's expected results may not be achieved, and actual results may differ materially from expectations. This may be the result of various factors, including, but not limited to: changes in the economy; the availability and cost of capital at favorable rates; increases in property taxes, utilities and other operating expenses; changes to facility-related healthcare regulations; changes in interest rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to re-lease space at similar rates as vacancies occur; the Company's ability to timely reinvest proceeds from the sale of assets at similar yields; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; and other legal and operational matters.
The Company may from time to time decide to sell properties and may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sales at rates of return equal to the return received on the properties sold. Uncertain market conditions could result in the Company selling properties at unfavorable prices or at losses in the future.
The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and associated health systems. The Company has no operational control over the business of these tenants and associated health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints, including the loss of licensure or certification. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants. The Company leases to government tenants from time to time that may be subject to annual budget appropriations. If a government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. These conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.
Pandemics, such as COVID-19 and other pandemics that may occur in the future, and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. During 2020, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations.
The COVID-19 pandemic also caused, and may continue to cause, severe economic, market and other disruptions worldwide. There can be no assurance that the Company's access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of economic conditions, including supply chain constraints, as a result of the pandemic may ultimately decrease occupancy levels and average rent per square foot across the Company's portfolio as tenants reduce or defer their spending.
The extent of the COVID-19 pandemic’s effect, or the effect of new virus variants or of another pandemic in the future, on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the availability and effectiveness of vaccines, and the effect of government requirements or recommendations, all of which are uncertain and difficult to predict.
Owning real estate and indirect interests in real estate is subject to inherent risks.
The Company’s operating performance and the value of its real estate assets are subject to the risk that if its properties do not generate revenues sufficient to meet its operating expenses, including debt service, the Company’s cash flow and ability to pay dividends to stockholders will be adversely affected.
The Company may incur impairment charges on its real estate properties or other assets.
The Company performs an impairment review on its real estate properties every year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. The Company incurred impairment charges of $54.4 million in 2022, associated with completed or planned disposition activity. The Company may determine in future periods that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns.
The Company had approximately $100.4 million, or 0.71%, of real estate property investments that were subject to purchase options held by lessees that were exercisable as of December 31, 2022. Other properties have purchase options that will become exercisable after 2022. Properties with purchase options exercisable in 2022 produced aggregate net operating income of approximately $9.6 million in 2022. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
For more specific information concerning the Company’s purchase options, see “Purchase Options” in the “Trends and Matters Impacting Operating Results” as a part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures or make significant leasing concessions to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected.
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Expiring Leases" in the "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space or make significant leasing concessions to attract new tenants.
Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses.
Some of the Company’s properties are specialized medical facilities. If the Company or the Company’s tenants terminate the leases for these properties or the Company’s tenants lose their regulatory authority to operate such properties, the Company may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, the Company may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company has, and in the future may have more, exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense.
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Approximately 94% of leases have increases that are based upon fixed percentages and approximately 6% of leases have increases based on the Consumer Price Index. To the extent fixed percentage increases lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted. As of December 31, 2022, the Company had weighted average annual fixed rent escalators of 2.77%.
The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition.
Because real estate investments are relatively illiquid, the Company’s ability to adjust its portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service (if any), real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result in reduced earnings and could have an adverse effect on the Company’s financial condition. In addition, the Company may not be able to sell properties targeted for disposition, including properties held for sale, due to adverse market conditions. This may negatively affect, among other things, the Company’s ability to sell properties on favorable terms, execute its operating strategy, repay debt, or pay dividends.
The Company is subject to risks associated with the development and redevelopment of properties.
The Company expects development and redevelopment of properties will continue to be a key component of its growth plans. The Company is subject to certain risks associated with the development and redevelopment of properties including the following:
•The construction of properties generally requires various government and other approvals that may not be received when expected, or at all, which could delay or preclude commencement of construction;
•Opportunities that the Company pursued but later abandoned could result in the expensing of pursuit costs, which could impact the Company’s consolidated results of operations;

•Construction costs could exceed original estimates, which could impact the building’s profitability to the Company;
•Operating expenses could be higher than forecasted;
•Time required to initiate and complete the construction of a property and to lease up a completed property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;
•Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and
•Favorable capital sources to fund the Company’s development and redevelopment activities may not be available when needed.
The Company may make material acquisitions and undertake developments and redevelopments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations.
The Company regularly pursues potential transactions to acquire, develop or redevelop real estate assets. Future acquisitions could require the Company to issue equity securities, incur debt or other contingent liabilities or amortize expenses related to other intangible assets, any of which could adversely impact the Company’s consolidated financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available at favorable times or rates.
The Company’s acquired, developed, redeveloped and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:
•The Company’s purchase price for acquired facilities may be based upon a series of market or building-specific judgments which may be incorrect;
•The costs of any maintenance or improvements for properties might exceed estimated costs;
•The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and
•Leasing may not occur at all, within expected time frames or at expected rental rates.
Further, the Company can give no assurance that acquisition, development and redevelopment opportunities that meet management’s investment criteria will be available when needed or anticipated.
The Company is exposed to risks associated with geographic concentration.
As of December 31, 2022, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, Texas (9.2%), Houston, Texas (5.6%), and Seattle, Washington (5.0%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation (including property taxes) and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
Most of the Company’s properties on or adjacent to hospital campuses are largely dependent on the viability of the health system’s campus where they are located, whether or not the hospital or health system is a tenant in such properties. The viability of these health systems depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential. If one of these hospitals is unable to meet its financial obligations, is unable to compete successfully, or is forced to close or relocate, the Company’s properties on or near such hospital campus could be adversely impacted.
Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties.
As of December 31, 2022, the Company had 242 properties that were held under ground leases, representing an aggregate gross investment of approximately $5.6 billion. The weighted average remaining term of the Company's ground leases is approximately 64.4 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company may experience uninsured or underinsured losses.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. A portion of the property insurance is provided by a wholly-owned captive insurance company. In addition, tenants under single-tenant leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses may be uninsurable or too expensive to insure against. Insurance companies, including the captive insurance company, limit or exclude coverage against certain types of losses, such as losses due to named windstorms, terrorist acts, earthquakes, toxic mold, and losses without direct physical loss, such as business interruptions occurring from pandemics. Accordingly, the Company may not have sufficient insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of the Company's insurance carriers were to become insolvent, the Company would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, the Company cannot be certain that the Company would be able to replace the coverage at similar or otherwise favorable terms.
The Company has obtained title insurance policies for each of its properties, typically in an amount equal to its original price. However, these policies may be for amounts less than the current or future values of our properties. In such an event, if there is a title defect relating to any of the Company's properties, it could lose some of the capital invested in and anticipated profits from such property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.
Damage from catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in losses to the Company.
Many of our properties are located in areas susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as wildfires, hurricanes, earthquakes, tornadoes and floods. The Company could experience losses to the extent that such damages exceed insurance coverage, cause an increase in insurance premiums, and/or a decrease in demand for properties located in such areas. In the event that climate change causes such catastrophic weather or other natural events to increase broadly or in localized areas, such costs and damages could increase above historic expectations. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve energy efficiency of our existing properties and could require the Company to spend more on development and redevelopment properties without a corresponding increase in revenue.
The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems.
The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside the Company, or persons with access to systems inside the Company, and other significant disruptions of the Company's information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The Company's IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although the Company makes efforts to maintain the security and integrity of these types of IT networks and related systems, it has experienced breaches. While breaches to date have not had a material impact, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that future attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventive measures, and it is therefore impossible to entirely mitigate the risk.
A security breach or other significant disruption involving the Company's IT network and related systems could:
•disrupt the proper functioning of the Company's networks and systems and therefore the Company's operations and/or those of certain tenants;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•result in the Company's inability to properly monitor its compliance with the rules and regulations regarding the Company's qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information of the Company or others, which others could use to compete against the Company or which could expose it to damage claims by third-parties for disruption, destructive, or otherwise harmful purposes or outcomes;
•result in the Company's inability to maintain the building systems relied upon by the its tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject the Company to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•damage the Company's reputation among its tenants and investors generally.
Although the Company carries cyber risk insurance, losses could exceed insurance coverage available and any or all of the foregoing could have a material adverse effect on the Company's consolidated financial condition and results of operations.
The Company may structure acquisitions of property in exchange for limited partnership units of the OP on terms that could limit its liquidity or flexibility.
The Company may acquire properties by issuing limited partnership units of the OP in exchange for a property owner contributing property to the Company. If the Company continues to enter into such transactions in order to induce the contributors of such properties to accept units of the OP rather than cash in exchange for their properties, it may be necessary for the Company to provide additional incentives. For instance, the OP's limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of common stock or, at the Company's option, cash equal to the value of an equivalent number of shares of the Company's common stock. The Company may, however, enter into additional contractual arrangements with contributors of property under which it would agree to repurchase a contributor’s units for shares of the Company's common stock or cash, at the option of the contributor, at set times. If the contributor required the Company to repurchase units for cash pursuant to such a provision, it would limit the Company's liquidity and, thus, its ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if the Company were required to repurchase units for cash at a time when it did not have sufficient cash to fund the repurchase, the Company might be required to sell one or more of its properties to raise funds to satisfy this obligation. Furthermore, the Company might agree that if distributions the contributor received as a limited partner in the OP did not provide the contributor with an established return level, then upon redemption of the contributor’s units the Company would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to the OP, the Company might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent the Company from selling those properties, even if market conditions would allow such a sale to be favorable to the Company.
Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2022, the Company had approximately $5.7 billion of outstanding indebtedness excluding discounts, premiums and debt issuance costs. Covenants under the Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 20, 2022, among the Company, the OP, and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended ("Unsecured Credit Facility"), and the indentures governing the Company's senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service debt, thereby reducing the funds available to implement the Company's business strategy and to make distributions to stockholders. A high level of indebtedness could also:
•limit the Company’s ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;
•limit the Company's ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;
•impair the Company’s ability to obtain additional debt financing or require potentially dilutive equity to fund obligations and carry out its business strategy; and
•result in a downgrade of the rating of the Company’s debt securities by one or more rating agencies, which would increase the costs of borrowing under the Unsecured Credit Facility and the cost of issuance of new debt securities, among other things.
In addition, from time to time, the Company secures mortgage financing or assumes mortgages to partially fund its investments. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of the Company's properties could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company generally does not intend to reserve funds to retire existing debt upon maturity. The Company may not be able to repay, refinance, or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect the Company's financial condition and results of operations. Any such refinancing could also impose tighter financial ratios and other covenants that restrict the Company's ability to take actions that could otherwise be in its best interest, such as funding new development activity, making opportunistic acquisitions, or paying dividends.

Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations.
The terms of the Unsecured Credit Facility, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, and transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted.
Access to external capital on favorable terms is critical to the Company’s success in growing and maintaining its portfolio. If financial institutions within the Unsecured Credit Facility were unwilling or unable to meet their respective funding commitments to the Company, any such failure would have a negative impact on the Company’s operations, consolidated financial condition and ability to meet its obligations, including the payment of dividends to stockholders.
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity.
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically requires new capital to invest in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete development and redevelopment projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt or make dividend payments to stockholders. If the Company defaults in paying any of its debts or satisfying its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
Further, the Company obtains credit ratings from various credit-rating agencies based on their evaluation of the Company's credit. These agencies' ratings are based on a number of factors, some of which are not within the Company's control. In addition to factors specific to the Company's financial strength and performance, the rating agencies also consider conditions affecting REITs generally. The Company's credit ratings could be downgraded. If the Company's credit ratings are downgraded or other negative action is taken, the Company could be required, among other things, to pay additional interest and fees on borrowings under the Unsecured Credit Facility.
Increases in interest rates could have a material adverse effect on the Company's cost of capital.
During 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. Increases in interest rates will increase interest cost on new and existing variable rate debt. Such increases in the cost of capital could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.
The Company's swap agreements may not effectively reduce its exposure to changes in interest rates.
The Company enters into swap agreements from time to time to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company’s exposure to changes in interest rates. When the Company uses forward-starting interest rate swaps, there is a risk that it will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, the Company’s consolidated financial condition and results of operations may be adversely affected. See Note 11 to the Consolidated Financial Statements for additional information on the Company's interest rate swaps.
The Company has entered into joint venture agreements that limit its flexibility with respect to jointly owned properties and expects to enter into additional such agreements in the future.
As of December 31, 2022, the Company had investments of $327.2 million in unconsolidated joint ventures with unrelated third parties comprised of 33 properties and two parking garages. The Company may acquire, develop, or redevelop additional properties in joint ventures with unrelated third parties. In such investments, the Company is subject to risks that may not be present in its other forms of ownership, including:
•joint venture partners could have financing and investment goals or strategies that are different than those of the Company, including terms and strategies for such investment and what levels of debt place on the venture;
•the parties to a joint venture could reach an impasse on certain decisions, which could result in unexpected costs, including costs associated with litigation or arbitration;
•a joint venture partner's actions might have the result of subjecting the property or the Company to liabilities in excess of those contemplated;
•joint venture partners could have investments that are competitive with the Company's properties in certain markets;
•interests in joint ventures are often illiquid and the Company may have difficulty exiting such an investment, or may have to exit at less than fair market value;
•joint venture partners may be structured differently than the Company for tax purposes and there could be conflicts relating to the Company's REIT status; and
•joint venture partners could become insolvent, fail to fund capital contributions, or otherwise fail to fulfill their obligations as a partner, which could require the Company to invest more capital into such ventures than anticipated.

The U.S. federal income tax treatment of the cash that the Company might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements.
In the event that we elect to settle any forward equity agreement for cash and the settlement price is below the applicable forward equity price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a "securities futures contract" (as defined in the Internal Revenue Code, by reference to the Exchange Act). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward equity agreement qualifies as a "securities futures contract," the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity agreement, we might be unable to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.
In case of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and the Company would not receive the expected proceeds from any forward sale of shares of its common stock.
If we file for or consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, and we consent to such a petition, any forward equity agreements that are then in effect will automatically terminate. If any such forward equity agreement so terminates under these circumstances, we would not be obligated to deliver to the relevant forward purchaser any shares of common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the applicable forward equity price per share in respect of any shares of common stock not previously settled under the applicable forward equity agreement. Therefore, to the extent that there are any shares of common stock with respect to which any forward equity agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward equity price per share in respect of those shares of common stock.

Risks relating to government regulations
The Company's property taxes could increase due to reassessment or property tax rate changes.
Real property taxes on the Company's properties may increase as its properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax the Company pays is less than it would be if the properties were assessed at current values. The Company owns 39 properties in California, representing 11.1% of its total revenue. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include medical office buildings. Most recently, an initiative qualified for California’s November 2020 statewide ballot that would generally limit Proposition 13’s protections to residential real estate. If this initiative had passed, it would have ended the beneficial effect of Proposition 13 for the Company's properties, and property tax expense could have increase substantially, adversely affecting the Company's cash flow from operations and net income. While this initiative did not pass, the Company cannot predict whether other changes to Proposition 13 may be proposed or adopted in the future.
Trends in the healthcare service industry may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments.
The healthcare service industry may be affected by the following:
•disruption in patient volume and revenue from pandemics, such as COVID-19;
•trends in the method of delivery of healthcare services, such as telehealth;
•transition to value-based care and reimbursement of providers;
•competition among healthcare providers;
•consolidation among healthcare providers, health insurers, hospitals and health systems;
•a rise in government-funded health insurance coverage;
•pressure on providers' operating profit margins from lower reimbursement rates, lower admissions growth, and higher expense growth;
•availability of capital;
•credit downgrades;
•liability insurance expense;
•rising pharmaceutical drug expense;
•regulatory and government reimbursement uncertainty related to the Medicare and Medicaid programs;
•a trend toward government regulation of pharmaceutical pricing;
•government regulation of hospitals' and health insurers' pricing transparency;
•federal court decisions on cases challenging the legality of the Affordable Care Act, in whole or in part;
•site-neutral rate-setting for Medicare services across different care settings;
•heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and
•potential tax law changes affecting providers.
These trends, among others, can adversely affect the economic performance of some or all of the tenants and, in turn, negatively affect the lease revenues and the value of the Company’s property investments.
The costs of complying with governmental laws and regulations may adversely affect the Company's results of operations.
All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder the Company's ability to sell, rent, or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require the Company to incur significant expenditures. For example, proposed legislation to address climate change could increase utility and other costs of operating the Company's properties. Future laws or regulations may impose significant environmental liability. Additionally, tenant or other operations in the vicinity of the Company's properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect the Company's properties. There are various local, state, and federal fire, health, life-safety, and similar regulations with which the Company may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines, or damages that the Company must pay would adversely affect its results of operations.
Discovery of previously undetected environmentally hazardous conditions may adversely affect the Company's financial condition and results of operations. Under various federal, state, and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be significant. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require significant expenditures or prevent the Company from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could adversely affect the Company's financial condition and results of operations.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s continued qualification as a REIT will depend on the Company’s satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock.
The Company intends to operate in a manner that will allow it to continue to qualify as a REIT for federal income tax purposes. Although the Company believes that it qualifies as a REIT, it cannot provide any assurance that it will continue to qualify as a REIT for federal income tax purposes. The Company’s continued qualification as a REIT will depend on the satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy the asset tests depends upon the characterization and fair market values of its assets. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon the Company’s ability to successfully manage the composition of the Company’s income and assets on an ongoing basis. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that the Company has operated in a manner that violates any of the REIT requirements.
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company’s common stock. In addition, in such event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain provisions of the Internal Revenue Code, the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.
Even if the Company remains qualified for taxation as a REIT, the Company is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed taxable income, and state or local income, franchise, property and transfer taxes. These tax liabilities would reduce the Company’s cash flow and could adversely affect the value of the Company’s common stock. For more specific information on state income taxes paid, see Note 16 to the Consolidated Financial Statements.
The Company’s articles of incorporation, as well as provisions of the Maryland General Corporation Law ("MGCL"), contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock.
In order to qualify as a REIT, no more than 50% of the value of the Company’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. To assist in complying with this REIT requirement, the Company’s articles of incorporation contain provisions restricting share transfers where the transferee would, after such transfer, own more than 9.8% either in number or value of the outstanding stock of the Company. If, despite this prohibition, stock is acquired increasing a transferee’s ownership to over 9.8% in value of the outstanding stock, the stock in excess of this 9.8% in value is deemed to be held in trust for transfer at a price that does not exceed what the purported transferee paid for the stock, and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company has the right to redeem such stock.
In addition, certain provisions of the MGCL applicable to the Company may have the effect of inhibiting or deterring a third party from making a proposal to acquire the Company or of delaying or preventing a change of control under circumstances that otherwise could provide Company stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•provisions under Subtitle 8 of Title 3 of the MGCL that permit the Board of Directors, without stockholders’ approval and regardless of what is currently provided in the Company's Articles of Incorporation or bylaws, to implement certain takeover defenses;
•“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or reclassifications between the Company and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the Company's outstanding voting stock or an affiliate or associate of the Company who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the Company's then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority voting requirements unless certain minimum price conditions are satisfied; and
•“control share” provisions that provide that holders of “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by Company stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
Pursuant to a resolution adopted by the Board of Directors, the Company is prohibited from classifying the Board under Subtitle 8 unless stockholders entitled to vote generally in the election of directors approve a proposal to repeal such resolution by the affirmative of a majority of the votes cast on the matter. In the case of the business combination provisions of the MGCL, the Board of Directors has adopted a resolution providing that any business combination between the Company and any other person is exempted from this statute, provided that such business combination is first approved by the Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, the Company has opted out of these provisions pursuant to a provision in its bylaws. The Company may, however, by amendment to its bylaws, opt in to the control share provisions of the MGCL. The Company may also choose to adopt other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of Company stockholders.
These restrictions on transfer of the Company’s shares could have adverse effects on the value of the Company’s common stock.
Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature of its assets, the amounts it distributes to its stockholders and the ownership of its stock. The Company may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source-of-income or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder the Company’s ability to make certain attractive investments.
The prohibited transactions tax may limit the Company's ability to sell properties.
A REIT's net gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The Company may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, there can be no assurance that the Company can comply in all cases with the safe harbor or that it will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, the Company may choose not to engage in certain sales of its properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal and state income taxation.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in the Company. The federal income tax rules that affect REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could cause the Company to change its investments and commitments and affect the tax considerations of an investment in the Company. There can be no assurance that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the federal income tax consequences of qualification.
New and increased transfer tax rates may reduce the value of the Company’s properties.
In recent years, several cities in which the Company owns assets have increased transfer tax rates. These include Boston, Los Angeles, San Francisco, Seattle, and Washington, D.C. In 2022, Los Angeles increased its transfer tax rate from 0.45% to 5.5% on sales of real properties greater than $10 million in value, effective April 1, 2023. In 2020, San Francisco increased it transfer tax rate to 6% for sales in excess of $25 million in value. Also in 2020, the State of Washington increased its transfer tax rate from 1.28% to 3% on sales in excess of $3 million in value; the combined state and local transfer tax rate in Seattle/King County, Washington is 3.5% on sales above $3 million. As state and municipal governments seek new ways to raise revenue, other jurisdictions may implement new real estate transfer taxes or increase existing transfer tax rates. Increases in such tax rates can impose significant additional transaction costs on sales of commercial real estate and may reduce the value of the Company’s properties at sale by the amount of the new or increased tax.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
In addition to the properties described in Item 1. “Business,” in Note 3 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from unrelated third parties from time to time. The Company owns its corporate headquarters located at 3310 West End Avenue in Nashville, Tennessee and a corporate office in Charleston, South Carolina.

Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded under the symbol “HR.” At December 31, 2022, there were 2,457 stockholders of record.
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the Amended and Restated 2006 Incentive Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights [1]	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights [1]	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	340,976	—	9,214,187
Equity compensation plans not approved by security holders	—	—	—
Total	340,976	—	9,214,187
1The outstanding options relate only to Legacy HR's 2000 Employee Stock Purchase Plan (the "Legacy HR Employee Stock Purchase Plan"), which was terminated in November 2022. No new options will be issued under the Legacy HR Employee Stock Purchase Plan and existing options will expire in March 2024. The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Legacy HR Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The Legacy HR Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

Issuer Purchases of Equity Securities
During the year ended December 31, 2022, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	6,727	30.67	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	2,018	24.14	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	129,147	19.37	—	—
Total	137,892
Authorization to Repurchase Common Stock
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

Stock Performance Graph
The following graph provides a comparison of the Company's cumulative total shareholder return with the Russell 3000 Index and cumulative total returns of FTSE NAREIT All Equity REITs Index for the period from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested on December 31, 2017 in the Company's common stock and in each of the indexes and assumes reinvestment of dividends, as applicable. The Company's data for periods prior to the closing of the Merger is the stock performance of Legacy HR.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could materially affect the Company’s current plans and expectations and future financial condition and results.
Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:
Merger and Integration Risks
•The Company incurred substantial expenses related to the Merger;
•The Company may be unable to integrate the businesses of Legacy HR and Legacy HTA successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe;
•The Company may be unable to retain key employees;
•The trading price of shares of common stock of the Company may be affected by factors different from those that affected the price of shares of Legacy HR's common stock or Legacy HTA’s common stock before the Merger; and
•The Company cannot assure you that it will be able to continue paying dividends at or above the rates paid by Legacy HR and Legacy HTA.
Risk relating to our business and operations
•The Company's expected results may not be achieved;
•The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company;
•Pandemics, such as COVID-19 and other pandemics that may occur in the future, and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition;
•Owning real estate and indirect interests in real estate is subject to inherent risks;
•The Company may incur impairment charges on its real estate properties or other assets;
•The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns;
•If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures or make significant leasing concessions to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected;
•Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;
•The Company has, and in the future may have more, exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense;
•The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition;
•The Company is subject to risks associated with the development and redevelopment of properties;
•The Company may make material acquisitions and undertake developments and redevelopments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;

•The Company is exposed to risks associated with geographic concentration;
•Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems;
•Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;
•The Company may experience uninsured or underinsured losses;
•Damage from catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in losses to the Company; and
•The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems.
Risks relating to our capital structure and financings
•The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;
•Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations;
•If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted;
•The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity;
•Increases in interest rates could have a material adverse effect on the Company's cost of capital;
•The Company's swap agreements may not effectively reduce its exposure to changes in interest rates;
•The Company has entered into joint venture agreements that limit its flexibility with respect to jointly owned properties and expects to enter into additional such agreements in the future;
•The U.S. federal income tax treatment of the cash that the Company might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements; and
•In case of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and the Company would not receive the expected proceeds from any forward sale of shares of its common stock.
Risks relating to government regulations
•The Company's property taxes could increase due to reassessment or property tax rate changes;
•Trends in the healthcare service industry may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments;
•The costs of complying with governmental laws and regulations may adversely affect the Company's results of operations;
•Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code;
•If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;
•The Company’s articles of incorporation, as well as provisions of the Maryland General Corporation Law ("MGCL"), contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock;
•Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;
•The prohibited transactions tax may limit the Company's ability to sell properties;
•New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT; and

•New and increased transfer tax rates may reduce the value of the Company’s properties.
The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.

Overview
The Company owns and operates properties that facilitate the delivery of healthcare services in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities primarily located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in high-growth markets with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
As described in the Explanatory Note above and elsewhere in this report, on July 20, 2022, Legacy HR and Legacy HTA completed a merger between the companies in which Legacy HR merged with and into a wholly-owned subsidiary of Legacy HTA, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA. Immediately following the Merger, Legacy HTA changed its name to “Healthcare Realty Trust Incorporated.” For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the acquirer. Accordingly, the information discussed in this section reflects, for periods prior to the closing of the Merger, the financial condition and results of operations of Legacy HR, and for periods from the closing of the Merger, that of the consolidated company.
This section is organized in the following sections:
•Liquidity and Capital Resources
•Trends and Matters Impacting Operating Results
•Results of Operations
•Non-GAAP Financial Measures and Key Performance Indicators
•Application of Critical Accounting Policies to Accounting Estimates

Liquidity and Capital Resources
The Company monitors its liquidity and capital resources and considers several indicators in its assessment of capital markets for financing acquisitions and other operating activities. The Company considers, among other factors, its leverage ratios and lending covenants, dividend payout percentages, interest rates, underlying treasury rate, debt market spreads and cost of equity capital to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, principal payments on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, property dispositions or through proceeds from the Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, tenant improvement allowances, operating and finance lease payments, paying dividends, and funding debt service, through cash on hand, cash flows from operations and the cash flow sources addressed above. See Note 4 to the Consolidated Financial Statements for additional discussion of operating and financing lease payment obligations. See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's sources and uses of cash.
Dividends paid by the Company for the year ended December 31, 2022 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends, primarily as a result of merger-related costs paid during 2022. The Company expects that cash flows from property operations will generate sufficient cash flows such that dividends for the full year 2023 can be funded by cash flows from operations or other sources of liquidity described above.
The Company also had unencumbered real estate assets with a gross book value of approximately $13.8 billion at December 31, 2022, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the two years ended December 31, 2022 and 2021 were $272.7 million and $232.6 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, merger-related costs, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments. To the extent revenues related to the properties being sold exceed income from these new investments, the Company's consolidated results of operations and cash flows could be adversely affected.
See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's operating activities.
Investing Activities
A summary of the significant transactions impacting investing activities for the twelve months ended December 31, 2022 is listed below. See Note 5 to the Consolidated Financial Statements for more detail on these activities.

The following table details the acquisitions for the year ended December 31, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Dallas, TX [2]	Texas Health Resources	2/11/2022	$8,175	18,000	0.19
San Francisco, CA [3]	Kaiser/Sutter Health	3/7/2022	114,000	166,396	0.90 to 3.30
Atlanta, GA	Wellstar Health	4/7/2022	6,912	21,535	0.00
Denver, CO	Centura Health	4/13/2022	6,320	12,207	2.40
Colorado Springs, CO [4]	Centura Health	4/13/2022	13,680	25,800	0.80 to 1.70
Seattle, WA	UW Medicine	4/28/2022	8,350	13,256	0.05
Houston, TX	CommonSpirit	4/28/2022	36,250	76,781	1.70
Los Angeles, CA	Cedars-Sinai Health Systems	4/29/2022	35,000	34,282	0.11
Oklahoma, OK	Mercy Health	4/29/2022	11,100	34,944	0.18
Raleigh, NC [3]	WakeMed/None	5/31/2022	27,500	85,113	0.25 to 12.30
Tampa. FL [4]	BayCare Health	6/9/2022	18,650	55,788	0.23
Seattle, WA	Evergreen Health	8/1/2022	4,850	10,593	0.24
Raleigh, NC	WakeMed Health	8/9/2022	3,783	11,345	0.24
Jacksonville, FL	Ascension Health	8/9/2022	18,195	34,133	0.03
Atlanta, GA	Wellstar Health	8/10/2022	11,800	43,496	0.11
Denver, CO	Centura Health	8/11/2022	14,800	34,785	2.10
Raleigh, NC	Duke Health	8/18/2022	11,375	31,318	0.19
Nashville, TN	Ascension Health	9/15/2022	21,000	61,932	0.80
Austin, TX	HCA Healthcare	9/29/2022	5,450	15,000	0.03
Jacksonville, FL [2]	Ascension Health	10/12/2022	3,600	6,200	0.10
Houston, TX	Memorial Hermann Health	11/21/2022	5,500	28,369	0.00
Austin, TX [5]	Ascension Health	12/28/2022	888	2,219	0.01
Denver, CO	None	12/28/2022	16,400	39,692	3.01

Total investments in real estate			$403,578	863,184
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Represents a single-tenant property.
3Includes three properties.
4Includes two properties.
5The Company acquired additional ownership in an existing building bringing the Company's ownership to 71.4%.

2022 Joint Venture Acquisitions
The following table details the joint venture acquisitions for the year ended December 31, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
San Francisco, CA [2]	MarinHealth/Kaiser	3/7/2022	$67,175	110,865	0.00 to 3.30	50%
Los Angeles, CA [3]	Valley Presbyterian Health	3/7/2022	33,800	103,259	1.30	50%

Total Joint Venture acquisitions			$100,975	214,124
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Includes two properties.

Capital Funding
In 2022, the Company funded $189.7 million toward the following expenditures:

•$60.8 million toward development and redevelopment of properties;

•$46.4 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$33.6 million toward second generation tenant improvements; and
•$48.9 million toward capital expenditures.
See "Trends and Matters Impacting Operating Results" below for more detail.

The following table details the dispositions for the year ended December 31, 2022:

Dollars in thousands	DATE DISPOSED	SALES PRICE	SQUARE FOOTAGE
Loveland, CO [1,6]	2/24/2022	$84,950	150,291
San Antonio, TX [1]	4/15/2022	25,500	201,523
GA, FL, PA [2]	7/29/2022	133,100	316,739
GA, FL, TX [4]	8/4/2022	160,917	343,545
Los Angeles, CA [2,7]	8/5/2022	134,845	283,780
Dallas, TX [4,8]	8/30/2022	114,290	189,385
Indianapolis, IN [3]	8/31/2022	238,845	506,406
Dallas, TX [1]	10/4/2022	104,025	291,328
Houston, TX	10/21/2022	32,000	134,910
College Station, TX	11/10/2022	49,177	122,942
El Paso, TX	12/22/2022	55,326	110,465
Atlanta, GA [5]	12/22/2022	91,243	348,416
St. Louis, MO	12/28/2022	18,000	69,394

Total dispositions		$1,242,218	3,069,124
1Includes two properties.
2Includes four properties.
3Includes five properties.
4Includes six properties.
5Includes nine properties.
6The Company deferred the tax gain through a 1031 exchange and reinvested the proceeds.
7Values and square feet are represented at 100%. The Company retained a 20% ownership interest in the joint venture that purchased these properties.
8Values and square feet are represented at 100%. The Company retained a 40% ownership interest in the joint venture that purchased these properties.

Subsequent Dispositions

On January 12, 2023, the Company disposed of two medical office buildings, one in Tampa, Florida and one in Miami, Florida, with a combined total of 224,037 square feet for an aggregate purchase price of $93.3 million.
On January 30, 2023, the Company disposed of a 36,691 square foot medical office building in Dallas, Texas for a purchase price of $19.2 million. The Company retained a 40% ownership interest in the joint venture that purchased this property.
On February 10, 2023, the Company disposed of a 6,500 square foot medical office building in St. Louis, Missouri for a purchase price of $0.4 million.
Financing Activities
Common Stock Issuances
The Company has in place an at-the-market ("ATM") equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has equity distribution agreements with various sales agents with respect to the ATM offering program with an aggregate sales amount of up to $750.0 million. As of December 31, 2022, $750.0 million remained available for issuance under the current ATM offering program. Legacy HR's ATM agreements are no longer in effect following the Merger on July 20, 2022. All of the activity in the following table was conducted pre-merger under the Legacy HR at-the-market program:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
2022	$31.73	—	727,400	—	$22.3
Debt Activity
Below is a summary of the significant debt financing activity for the twelve months ended December 31, 2022. See Note 10 to the Consolidated Financial Statements for additional information on financing activities.
Mortgage Payoffs
The following table details the mortgage note repayment activity for the twelve months ended December 31, 2022:

(dollars in millions)	TRANSACTION DATE	PRINCIPAL REPAYMENT	ENCUMBERED SQUARE FEET	CONTRACTUAL INTEREST RATE
Repayments in full:
Los Angeles, CA	2/18/2022	$(11.0)	56,762	4.70%
Loveland, CO	2/24/2022	(5.8)	80,153	6.17%
		$(16.8)	136,915	5.21%
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

	COUPON		PRINCIPAL OUTSTANDING AS OF
Dollars in thousands		FACE VALUE	12/31/2022	12/31/2021
Senior Notes due 2026	3.50%	$600,000	$600,000	$—
Senior Notes due 2027	3.75%	500,000	500,000	—
Senior Notes due 2030	3.10%	650,000	650,000	—
Senior Notes due 2031	2.00%	800,000	800,000	—
		$2,550,000	$2,550,000	$—
Credit Facilities
In connection with the effectiveness of the Merger, Legacy HR (in a limited capacity), Legacy HTA and the OP entered into the Fourth Amended and Restated Credit and Term Loan Agreement (the “Unsecured Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., The Bank of Nova Scotia, Capital One, National Association, U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers; and the other lenders named therein. The Unsecured Credit Facility restructured the parties’ existing bank facilities and added additional borrowing capacities for the Company following the Merger. The OP is the borrower under the Unsecured Credit Facility (in such capacity, the “Borrower”).
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
•Legacy HR’s existing $200.0 million term loan facility and existing $150.0 million term loan facility under the Amended and Restated Term Loan Agreement, dated as of May 31, 2019 (as amended, restated, replaced, supplemented, or otherwise modified from time to time prior to July 20, 2022, the “Existing HR Term Loan Agreement”), by and among Legacy HR, the lenders party thereto from time to time and their assignees, as lenders, and the WF Administrative Agent, in each, case, were deemed continued and assumed by the Borrower under the Unsecured Credit Facility, and the Existing HR Term Loan Agreement was terminated.

◦The existing $200.0 million term loan facility was amended to: (a) conform to the terms of the Borrower’s other term loan facilities under the Unsecured Credit Facility; (b) include two one-year extension options, resulting in a latest final maturity in May 2026; and (c) reprice to align with the pricing for the Borrower’s other term loan facilities under the Unsecured Credit Facility; and
◦The existing $150.0 million term loan facility was amended to conform to the terms of the Borrower’s other term loan facilities under the Unsecured Credit Facility, and the existing maturity in June 2026 remains unchanged under the Unsecured Credit Facility.
•Legacy HTA’s and the OP’s existing $1.0 billion revolving credit facility was upsized to $1.5 billion (the “Revolver”) pursuant to the Unsecured Credit Facility. The Revolver currently matures in October 2025, and the Unsecured Credit Facility adds an additional one-year extension option for the Revolver, for a total of two one-year extension options.
•Legacy HTA’s and the OP’s existing $300.0 million term loan facility was deemed continued pursuant to the Unsecured Credit Facility and was amended to conform to the terms of the Borrower’s other term loan facilities under the Unsecured Credit Facility. The existing maturity in October 2025 remains unchanged under the Unsecured Credit Facility.
•Legacy HTA’s and the OP’s existing $200.0 million term loan facility was deemed continued pursuant to the Unsecured Credit Facility and was amended to (a) conform to the terms of the Borrower’s other term loan facilities under the Unsecured Credit Facility; (b) extend the maturity from January 2024 to July 20, 2027; and (c) reprice to align with the pricing for the Borrower’s other term loan facilities under the Unsecured Credit Facility.
•The Unsecured Credit Facility provides for a new $350.0 million delayed-draw term loan facility that is available to be drawn for 12 months after July 20, 2022 and has an initial maturity date of July 20, 2023, with two one-year extension options. As of December 31, 2022, the $350.0 million Unsecured Credit Facility was drawn in full. The terms of any delayed draw term loans funded thereunder conform to the terms of the Borrower’s other term loan facilities under the Unsecured Credit Facility, and the pricing for such delayed draw term loans aligns with the pricing for the Borrower’s other term loan facilities under the Unsecured Credit Facility.
•The Unsecured Credit Facility provides for a new $300.0 million term loan facility that was funded on July 20, 2022 and has a maturity date of January 20, 2028, with no extension options. The terms of such term loan facility conform to the terms of the Borrower’s other term loan facilities under the Unsecured Credit Facility, and the pricing for such term loan facility aligns with the pricing for the Borrower’s other term loan facilities under the Unsecured Credit Facility.
$1.125 Billion Asset Sale Term Loan
The Company completed its draw of the $1.125 billion asset sale term loan on July 19, 2022. The principal balance as of September 30, 2022 was $423.0 million and was fully repaid on December 30, 2022.
Interest Rate Swaps
The Company has outstanding interest rate derivatives totaling $1.2 billion to hedge one-month SOFR. The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 31, 2023	$300,000	1.42%
January 15, 2024	200,000	1.21%
May 1, 2026	100,000	2.15%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,150,000	2.63%

On February 16, 2023, the Company entered into a swap transaction with a notional amount of $50.0 million and a fixed rate of 4.16%. The swap agreement has an effective date of March 1, 2023 and a termination date of June 1, 2026.

The following table details the Company's debt balances as of December 31, 2022:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY [2]	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2025	$250,000	$249,115	2.3	3.88%	4.12%
Senior Notes due 2026 [3]	600,000	571,587	3.6	3.50%	4.94%
Senior Notes due 2027 [3]	500,000	479,553	4.5	3.75%	4.76%
Senior Notes due 2028	300,000	296,852	5.0	3.63%	3.85%
Senior Notes due 2030 [3]	650,000	565,402	7.1	3.10%	5.30%
Senior Notes due 2030	299,500	296,385	7.2	2.40%	2.72%
Senior Notes due 2031	300,000	295,547	8.2	2.05%	2.25%
Senior Notes due 2031 [3]	800,000	632,693	8.2	2.00%	5.13%
Total Senior Notes Outstanding	3,699,500	3,387,134	5.9	2.97%	4.43%
$1.5 billion unsecured credit facility 4 5	385,000	385,000	4.8	SOFR + 0.95%	5.27%
$350 million unsecured term loan [5]	350,000	349,114	2.6	SOFR + 1.05%	5.17%
$200 million unsecured term loan	200,000	199,670	3.4	SOFR + 1.05%	5.17%
$150 million unsecured term loan	150,000	149,495	3.4	SOFR + 1.05%	5.17%
$300 million unsecured term loan [3]	300,000	299,936	3.8	SOFR + 1.05%	5.17%
$200 million unsecured term loan [3]	200,000	199,362	4.5	SOFR + 1.05%	5.17%
$300 million unsecured term loan [5]	300,000	297,869	5.0	SOFR + 1.05%	5.17%
Mortgage notes payable	84,122	84,247	2.0	4.07%	3.97%
Total Outstanding Notes and Bonds Payable	$5,668,622	$5,351,827	5.0	3.72%	4.69%
1Balances are reflected net of discounts and debt issuance costs and include premiums.
2Includes extension options.
3Debt instruments assumed as part of the Merger with Legacy HTA on July 20, 2022. Amounts shown represent fair value adjustments.
4As of December 31, 2022, the Company had $385.0 million borrowed under the Unsecured Credit Facility with a remaining borrowing capacity of $1.1 billion.
5On July 20, 2022, the Company entered into the Unsecured Credit Facility which included a $1.5 billion revolving credit facility, replacing Legacy HR's $700.0 million credit facility.

Debt Covenant Information
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2022, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
As of December 31, 2022, 99.7% of the Company’s principal balances were due after 2023, including extension options. Also, as of December 31, 2022, the Company's incurrence of total debt as defined in the senior notes due 2030 and 2031 [debt divided by (total assets less intangibles and accounts receivable)] was approximately 38.4% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, depreciation and amortization, gains and impairments)] was approximately 3.1 times (cannot be less than 1.5x).
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.
Acquisitions and Dispositions
In 2022, the Company invested in 33 medical office buildings through acquisitions and investments in joint ventures. The total purchase price of the acquisitions was $504.6 million and the weighted average capitalization rate for these investments was 5.3%. The following bullets provide further detail of the 2022 acquisition activity.
•The Company (exclusive of joint ventures) acquired 28 medical office buildings for purchase prices totaling $403.6 million, resulting in cash consideration paid of $399.2 million.
•Through joint ventures, the Company acquired interests in five medical office buildings for purchase prices totaling $101.0 million, resulting in cash consideration paid of $99.2 million. The Company funded 50% of the consideration for these acquisitions.
The Company disposed of 44 properties in 2022 for sales prices totaling $1.2 billion, including 10 properties contributed into joint ventures in which the Company maintained a non-controlling interest. These transactions yielded net cash proceeds of $1.1 billion, net of $45.7 million of closing costs and related adjustments and $48.9 million of retained joint venture interests. The weighted average capitalization rate for these properties was 4.8%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price. The net proceeds of these sales was used to repay the $1.125 billion asset sale term loan.
See the Company's discussion of the 2022 acquisition and disposition activity in Note 5 to the Consolidated Financial Statements.
Development and Redevelopment Activity
The table below details the Company’s development and redevelopment activity as of December 31, 2022. The information included in the table below represents management’s estimates and expectations at December 31, 2022, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

				ESTIMATED REMAINING FUNDINGS	ESTIMATED TOTAL INVESTMENT	APPROXIMATE SQUARE FEET
Dollars in thousands	NUMBER OF PROPERTIES	TOTAL FUNDED DURING THE YEAR	TOTAL AMOUNT FUNDED

Development Activity
Nashville, TN	1	$23,513	$25,359	$18,641	$44,000	106,194
Orlando, FL [1]	2	9,477	16,633	$48,367	65,000	156,566
Raleigh, NC	1	4,807	13,625	$35,675	49,300	120,694
Orlando, FL	1	1,470	1,470	$24,430	25,900	45,000
Total		$39,267	$57,087	$127,113	$184,200	428,454

Redevelopment Activity
Tacoma, WA	1	$7,930	$12,253	$247	$12,500	56,000
Dallas, TX	1	4,672	12,132	5,368	17,500	217,114
Washington, DC	3	1,113	2,857	18,343	21,200	259,290
Total		$13,715	$27,242	$23,958	$51,200	532,404
1This project is funded through a construction note receivable.

The Company funded an additional $7.8 million related to ongoing tenant improvements at previously completed projects.

The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2023. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.
The Company’s disclosures regarding projections or estimates of completion dates and leasing may not be indicative of actual results.

Security Deposits and Letters of Credit
As of December 31, 2022, the Company held approximately $32.1 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Expiring Leases
The Company expects that approximately 15% of the leases in its portfolio will expire each year. In-place leases have a weighted average lease term of 8.9 years and a weighted average remaining lease term of 4.5 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2022 quarterly tenant retention statistics ranged from 72% to 86%. In 2023, the Company has 1,446 leases totaling 4.3 million square feet in its multi-tenant portfolio that are scheduled to expire. Of those leases, 73% are in on-campus buildings, which, in our experience, tend to have high tenant retention rates between 75% to 90%.
The Company continues to emphasize its contractual rent increases for in-place leases. As of December 31, 2022 and 2021, the Company's contractual rental rate growth averaged 2.68% and 2.87% for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewal rates to increase between 3.0% and 4.0%. In 2022, for all properties, including both Legacy HR and Legacy HTA, cash leasing spreads averaged 3.3%.
In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 8% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 27% of the Company's leased portfolio. Net leases, in which tenants pay substantially all operating expenses, total 58% of the leased portfolio. Absolute net leases, in which tenants pay substantially all the building's operating and capital expenses, comprise 7%.
Capital Expenditures
Capital expenditures are long-term investments made to maintain and improve the physical and aesthetic attributes of the Company's owned properties. Examples of such improvements include, but are not limited to, material changes to, or the full replacement of, major building systems (exterior facade, building structure, roofs, elevators, mechanical systems, electrical systems, energy management systems, upgrades to existing systems for improved efficiency) and common area improvements (furniture, signage and artwork, bathroom fixtures and finishes, exterior landscaping, parking lots or garages). These additions are capitalized into the gross investment of a property and then depreciated over their estimated useful lives, typically ranging from 7 to 20 years. Capital expenditures specifically do not include recurring maintenance expenses, whether direct or indirect, related to the upkeep and maintenance of major building systems or common area improvements.  Capital expenditures also do not include improvements related to a specific tenant suite, unless the improvement is part of a major building system or common area improvement.
The Company invested $48.9 million, or $1.21 per square foot, in capital expenditures in 2022 and $19.6 million, or $1.15 per square foot, in capital expenditures in 2021. As a percentage of cash net operating income, 2022 and 2021 capital expenditures were 8.5% and 6.1%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Financial Measures and Key Performance Indicators" section as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.

Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements. As of December 31, 2022, the Company had commitments of approximately $195.1 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $46.4 million and $19.3 million for the years ended December 31, 2022 and 2021, respectively. First generation tenant improvements include build out costs related to suite space in shell condition. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.
Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $33.6 million in 2022, or 5.8% of total cash net operating income. In 2021, this spending totaled $26.4 million, or 8.3% of total cash net operating income.
If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income. The first and second generation tenant overage amount amortized to rent, including interest, totaled approximately $7.5 million in 2022, $5.9 million in 2021, and $6.6 million in 2020.
Second generation, multi-tenant tenant improvement commitments in 2022 for renewals averaged $1.76 per square foot per lease year, ranging quarterly from $1.46 to $1.90. In 2021, these commitments averaged $1.53 per square foot per lease year, ranging quarterly from $1.27 to $1.87. In 2020, these commitments averaged $1.58 per square foot per lease year, ranging quarterly from $1.48 to $1.78.
Second generation, multi-tenant tenant improvement commitments in 2022 for new leases averaged $5.74 per square foot per lease year, ranging quarterly from $4.84 to $7.07. In 2021, these commitments averaged $5.39 per square foot per lease year, ranging quarterly from $4.74 to $5.96. In 2020, these commitments averaged $5.52 per square foot per lease year, ranging quarterly from $4.07 to $6.40.

Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In addition, the Company pays its leasing employees incentive compensation when leases are executed that meet certain leasing thresholds. External leasing commissions are amortized to property operating expense, and internal leasing costs are amortized to general and administrative expense in the Company's Consolidated Statements of Income. In 2022, the Company paid leasing commissions of approximately $22.9 million, or $0.57 per square foot. In 2021, the Company paid leasing commissions of approximately $11.7 million, or $0.69 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2022 and 2021 were 0.9% and 2.8%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $27.2 million, $8.5 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2022 totaled approximately $14.8 million, or $0.37 per square foot. Rent abatements for 2021 totaled approximately $4.6 million, or $0.27 per square foot. Rent abatements for 2020 totaled approximately $2.8 million, or $0.18 per square foot.

Single-Tenant Leases
As of December 31, 2022, the Company had a total of 141 single-tenant leases, with a weighted average lease term of 12.1 years and a weighted average remaining lease term of 5.6 years.
Thirteen single-tenant leases expire in 2023. Three of these have been renewed. The Company is in negotiations with five of the tenants and expects the leases to renew. One building was sold on February 10, 2023. The remaining four leases are expected to be sold or not renew during 2023.
Operating Leases
As of December 31, 2022, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 167 real estate investments, excluding those ground leases the Company has prepaid. At December 31, 2022, the Company had 242 properties totaling 17.8 million square feet that were held under ground leases with a remaining weighted average term of 64.4 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2119.

Purchase Options
The Company had approximately $100.4 million in real estate properties as of December 31, 2022 that were subject to exercisable purchase options. The Company has approximately $1.1 billion in real estate properties that are subject to purchase options that will become exercisable after 2022. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2022
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	3	2	$100,366	$—	$100,366
2023	2	—	36,171	—	36,171
2024	—	—	—	—	—
2025	6	1	88,412	44,459	132,871
2026	5	1	179,929	—	179,929
2027	4	—	110,125	—	110,125
2028	2	2	109,399	—	109,399
2029	2	1	81,794	—	81,794
2030	—	—	—	—	—
2031	3	1	108,769	—	108,769
2032	2	—	24,628	—	24,628
2033 and thereafter [4]	10	—	334,634	—	334,634
Total	39	8	$1,174,227	$44,459	$1,218,686
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 15.6 years.
4 Includes two medical office buildings that are recorded in the line item Investment in financing receivable, net on the Company's Consolidated Balance Sheet.

Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $84.1 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2023, the Company has approximately $34.3 million of mortgage notes payable that will mature or are able to be repaid without penalty. The Company will repay mortgages with cash on hand or borrowings under the Unsecured Credit Facility.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 4.5 years. The Company has 93.6% of leases that provide for fixed base rent increases and 6.4% that provide for Consumer Price Index-based rent increases as of December 31, 2022.
New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense includes increases for certain expenses such as payroll taxes and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.8 million in the first quarter of 2023. Approximately $0.5 million is not expected to recur in subsequent quarters in 2023.

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The Company’s consolidated results of operations for 2022 compared to 2021 were significantly impacted by the Merger, acquisitions, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income increased $387.1 million, or 74.4%, to approximately $907.5 million compared to $520.3 million in the prior year and is comprised of the following:
•Acquisitions in 2021 and 2022 contributed $49.2 million.
•Leasing activity contributed $16.3 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $23.6 million.
•Impact from the Merger contributed $345.2 million.
Interest income increased $7.3 million, or 173.9%, from the prior year period and is comprised of the following activity:
•Two financing receivables acquired during 2021 contributed $3.9 million.
•Interest from notes receivables assumed in the Merger totaling $3.4 million.
Other operating income increased $3.4 million, or 33.2%, from the prior year primarily as a result of income from transient parking and management fees assumed with the Merger.
Expenses
Property operating expenses increased $131.8 million, or 62.1%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $19.6 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $4.0 million;
◦Compensation of $2.3 million;
◦Leasing commission amortization of $1.9 million;
◦Janitorial expense of $1.2 million;

◦Maintenance and repair expense of $0.8 million;
◦Property tax of $0.6 million;
◦Security of $0.5 million;
◦Administrative and other legal expense of $0.5 million; and
◦Insurance expense of $0.4 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $11.9 million.
•Impact from the Merger resulted in an increase of $111.9 million.
General and administrative expenses increased approximately $18.6 million, or 54.4%, from the prior year primarily as a result of the following activity:
•Compensation expense increased $6.3 million, including $3.5 million of non-cash expense.
•Net increases, including professional fees, audit services, travel and other administrative costs of $4.9 million.
•Impact from the Merger resulted in an increase of $7.4 million.
Merger-related costs totaled $103.4 million consisting primarily of legal, consulting, and banking         services incurred in connection with the Merger.
Depreciation and amortization expense increased $250.4 million, or 123.5%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in increases of $25.9 million.
•Various building and tenant improvement expenditures caused increases of $10.1 million.
•Dispositions in 2021 and 2022 resulted in decreases of $7.8 million.
•Assets that became fully depreciated resulted in decreases of $10.4 million.
•Impact from the Merger, including purchase accounting fair value adjustments, resulted in an increase of $232.6 million.

Other Income (Expense)
Other income (expense), increased $79.6 million, or 527.6%, from the prior year mainly due to the following activity:
Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $270.3 million and $55.9 million are associated with the sales of 10 and 12 real estate properties during 2022 and 2021, respectively.
Interest Expense
Interest expense increased $93.6 million for the year ended December 31, 2022 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2022	2021	$	%
Contractual interest	$118,085	$48,740	$69,345	142.3%
Net discount/premium accretion	18,227	105	18,122	17,259.0%
Debt issuance costs amortization	4,256	2,873	1,383	48.1%
Amortization of interest rate swap settlement	168	168	—	—%
Amortization of treasury hedge settlement	427	427	—	—%
Fair value derivative	4,057	—	4,057	N/A
Interest cost capitalization	(1,409)	(221)	(1,188)	537.6%
Interest on lease liabilities	2,880	1,032	1,848	179.1%
Total interest expense	$146,691	$53,124	$93,567	176.1%
Contractual interest increased $69.3 million, or 142.3%, primarily as a result of the following activity:

•Senior notes and unsecured term loans assumed in the Merger accounted for an increase of approximately $51.9 million.
•New unsecured term loans executed with the Unsecured Credit Facility accounted for an increase of approximately $9.9 million.
•The Unsecured Credit Facility accounted for an increase of approximately $15.4 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Active interest rate derivatives accounted for a decrease of $6.7 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $1.2 million.
Loss on extinguishment of debt
The Company recognized a loss on early extinguishment of debt in 2022 of approximately $2.4 million, primarily related to the amendment of the Unsecured Credit Facility and the early extinguishment of two mortgage notes payable.
Impairment of Real Estate Assets
Impairment of real estate assets in 2022 totaling approximately $54.4 million is associated with completed or planned disposition activity.
Impairment of real estate assets in 2021 totaling approximately $17.1 million in 2021 is associated with the sales of five real estate properties and one redevelopment property.
Equity income (loss) from unconsolidated joint ventures
The Company recognizes its proportionate share of losses from its unconsolidated joint ventures. The losses are primarily attributable to non-cash depreciation expense. See Note 5 for more details regarding the Company's unconsolidated joint ventures.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The Company's discussion regarding the comparison of the year ended December 31, 2021 compared to the year ended December 31, 2020 was previously disclosed beginning on page 38 of Legacy HR's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022, and is incorporated herein by reference.

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
The non-GAAP financial measures and key performance indicators presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense and provision for bad debts, net; and subtracting straight-line rent income, net of expense, and maintenance capital expenditures, including second generation tenant improvements, capital expenditures and leasing commissions paid. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO, and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO, and FAD should be reviewed in connection with GAAP financial measures.
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily gains on sales of real estate, impairments and depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2022	2021	2020
Net income attributable to common stockholders	$40,897	$66,659	$72,195
Gain on sales of real estate assets	(270,271)	(55,940)	(70,361)
Impairments	54,427	17,101	—
Real estate depreciation and amortization	459,211	208,155	194,574
Non-controlling income from operating partnership units	(5)	—	—
Proportionate share of unconsolidated joint ventures	12,722	5,541	564
FFO attributable to common stockholders	296,981	241,516	196,972
Acquisition and pursuit costs [1]	3,229	3,930	2,561
Merger-related costs	103,380	—	—
Fair value of debt instruments	21,248	—	—
Lease intangible amortization [3]	1,028	162	690
Non-routine legal costs/forfeited earnest money received [2]	771	(35)	—
Debt financing costs [4]	3,145	283	21,920
Unconsolidated JV normalizing items [5]	330	225	16
Normalized FFO attributable to common stockholders	430,112	246,081	222,159
Non-real estate depreciation and amortization	2,217	2,397	3,154
Non-cash interest expense amortization [6]	5,129	3,182	3,691
Provision for bad debt, net	516	73	207
Straight-line rent income, net	(20,124)	(4,303)	(2,245)
Share-based compensation	14,294	10,729	9,922
Proportionate share of unconsolidated joint ventures	(1,206)	(1,357)	27
Normalized FFO adjusted for non-cash items	430,938	256,802	236,915
2nd Generation tenant improvements	(33,620)	(26,363)	(26,209)
Leasing commissions paid	(22,929)	(11,742)	(10,369)
Capital expenditures	(48,913)	(19,582)	(21,758)
Maintenance capital expenditures	(105,462)	(57,687)	(58,336)
FAD attributable to common stockholders	$325,476	$199,115	$178,579
FFO per common share - diluted	$1.17	$1.68	$1.46
Normalized FFO per common share - diluted	$1.69	$1.71	$1.65
Weighted average common shares outstanding - diluted [7]	254,622	143,618	134,835
1Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.
2Non-routine legal costs include expenses related to disputes with a contractor and a tenant relating to a violation of use restrictions. Forfeited earnest money received related to a disposition that did not close.
3Includes above or below market lease intangibles that are identified upon building acquisitions.
4Amount for 2020 includes the loss on extinguishment of debt on the extinguishment of the Senior Notes due 2023 of $21.5 million and double interest incurred on the timing of issuance of the Senior Notes due 2031 and the redemption of the Senior Notes due 2023 of $0.4 million.
5Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
6Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 748,385, 907,393, and 828,506 for the years ended December 31, 2022, 2021, and 2020, respectively.

Same Store Cash NOI
Cash NOI and same store cash NOI are key performance indicators. Management considers same store cash NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. Cash NOI excludes general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Cash NOI also excludes non-cash items such as straight-line rent, above and below market lease intangibles, leasing commission amortization, lease inducements, and tenant improvement amortization. The Company also excludes cash lease termination fees. Same store NOI is historical and not necessarily indicative of future results.
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
The Company's same store calculation included 593 properties with a gross investment of $11.9 billion. Cash NOI for the years ended December 31, 2022 and 2021 was $722.6 million and $705.0 million, respectively, resulting in year-over-year growth of 2.5%.
The following tables reconcile same store cash NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store Cash NOI

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2022	2021	PERCENTAGE GROWTH
Net income attributable to common stockholders	$40,897	$66,659
Other income (expense)	(64,519)	15,089
General and administrative expense	52,734	34,152
Depreciation and amortization expense	453,082	202,714
Other expenses [1]	120,576	14,164
Straight-line rent revenue	(23,498)	(5,801)
Joint venture properties	15,222	8,299
Other revenue [2]	(16,577)	(8,117)
Cash NOI	577,917	327,159	76.6%
Pre-merger Legacy HTA NOI	281,780	497,354
Proforma Cash NOI	859,697	824,513	4.3%
Cash NOI not included in same store	(127,391)	(101,823)	25.1%
Same store and redevelopment cash NOI	732,306	722,690	1.3%
Redevelopment NOI	(9,743)	(17,737)	(45.1)%
Same store cash NOI	$722,563	$704,953	2.5%
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization, non-cash adjustments for financing receivables and ground lease straight-line rent.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count

	AS OF DECEMBER 31, 2022
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	593	$11,933,696	35,227	89.3%
Acquisitions	74	1,259,600	3,399	87.1%
Development completions	6	172,845	410	86.8%
Redevelopment	15	307,229	1,314	59.4%
Total owned real estate properties	688	$13,673,370	40,350	87.8%
1Gross investment excludes land held for development, construction in progress, corporate property, and investment in financing receivables. Gross investment also includes a $8.7 million imputed lease included in the financing lease right-of-use assets.

Application of Critical Accounting Policies to Accounting Estimates
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions that impact the carrying amount of assets and liabilities and the reported amounts of revenues and expenses reflected in the Consolidated Financial Statements.
Management routinely evaluates the estimates and assumptions used in the preparation of its Consolidated Financial Statements. These regular evaluations consider historical experience and other reasonable factors and use the seasoned judgment of management personnel. Management has reviewed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.
Management believes the following paragraphs in this section describe the application of critical accounting policies and estimates by management to arrive at the critical accounting estimates reflected in the Consolidated Financial Statements. The Company’s accounting policies are more fully discussed in Note 1 to the Consolidated Financial Statements.
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, and partnerships where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.
Merger-Related Accounting Acquirer Determination
The Merger was considered a reverse acquisition where Legacy HR was considered the accounting acquirer even though Legacy HTA was the legal issuer of equity interests in connection with the Merger. Legacy HR was identified as the accounting acquirer after consideration of various indicators outlined in Accounting Standards Codification, Topic 805 as they apply to the specific facts and circumstances of the Merger. The strongest factors supporting the treatment of Legacy HR as the accounting acquirer included that the executive team of the consolidated Company will be comprised of then-current Legacy HR senior management (with none of the then-current Legacy HTA executives expected to retain their current positions after the Merger) and the thirteen member board of directors of the consolidated company would be comprised of all nine members of the Legacy HR Board serving immediately prior to the effective time of the Merger and four members selected by Legacy HTA.
Capitalization of Costs
GAAP generally allows for the capitalization of various types of costs. The rules and regulations on capitalizing costs and the subsequent depreciation or amortization of those costs versus expensing them in the period incurred vary depending on the type of costs and the reason for capitalizing the costs.
Direct costs of a development project generally include construction costs, professional services such as architectural and legal costs, travel expenses, and land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. Indirect costs are capitalized during construction and on the unoccupied space in a property for up to one year after the property is ready for its intended use. Capitalized interest is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The

Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s development departments who work on these projects maintain and report their hours, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.
Acquisition-related costs include finder’s fees, advisory, legal, accounting, valuation, other professional or consulting fees, and certain general and administrative costs. Acquisition-related costs are expensed in the period incurred for acquisitions accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations. These costs associated with asset acquisitions are capitalized in accordance with GAAP.
Management’s judgment is also exercised in determining whether costs that have been previously capitalized to a project should be reserved for or written off if or when the project is abandoned or circumstances otherwise change that would call the project’s viability into question. The Company follows a standard and consistently applied policy of classifying pursuit activity as well as reserving for these types of costs based on their classification.
The Company classifies its pursuit projects into two categories relating to development. The first category includes pursuits of developments that have a remote chance of producing new business. Costs for these projects are expensed in the period incurred. The second category includes those pursuits of developments that are either probable or highly probable to result in a project or contract. Since the Company believes it is probable that these pursuits will result in a project or contract, it capitalizes these costs in full and records no reserve.
Each quarter, all capitalized pursuit costs are again reviewed for viability or a change in classification, and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time. Capitalized pursuit costs, net of the reserve, are carried in other assets in the Company’s Consolidated Balance Sheets, and any reserve recorded is charged to acquisition and pursuit costs on the Consolidated Statements of Income. All pursuit costs will ultimately be written off to expense or capitalized as part of the constructed real estate asset.
As of December 31, 2022 and 2021, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $4.3 million and $5.1 million respectively. The Company expensed costs related to the pursuit of acquisitions totaling $1.0 million, $2.6 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $2.2 million, $1.4 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Furthermore, the Company expensed costs related to the Merger totaling $103.4 million for the year ended December 31, 2022.

Valuation of Long-Lived Assets Held and Used, Unconsolidated Joint Ventures, Intangible Assets and Goodwill
Long-Lived Assets Held and Used
The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, primarily real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company's use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment of those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes.
In addition, at least annually, the Company assesses whether there were indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s investments, including unconsolidated joint ventures, may have been impaired. The investment’s value would have been impaired only if management’s estimate of the fair value of the Company’s investment was less than its carrying value. To the extent impairment had occurred, a loss would have been recognized for the excess of its carrying amount over its fair value.
The Company may, from time to time, be approached by a third party with interest in purchasing one or more of the Company's operating real estate properties that was otherwise not for sale. Alternatively, the Company may explore disposing of an operating real estate property but without specific intent to sell the property and without the property meeting the criteria to be classified as held for sale (see discussion below). In such cases, the Company and a potential buyer typically negotiate a letter of intent followed by a purchase and sale agreement that includes a due diligence time line for completion of customary due diligence procedures. Anytime throughout this period the transaction could be terminated by the parties. The Company views the execution of a purchase and sale agreement as a circumstance that warrants an impairment assessment and must include its best estimates of the impact of a potential sale in the recoverability test discussed in more detail below.
A property value is considered impaired only if management's estimate of current and projected (undiscounted and unleveraged) operating cash flows of the property is less than the net carrying value of the property. These estimates of future cash flows include only those that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the property based on its estimated remaining useful life. These estimates, including the useful life determination which can be affected by any potential sale of the property, are based on management's assumptions about its use of the property. Therefore, significant judgment is involved in estimating the current and projected cash flows.
When the Company executes a purchase and sale agreement for a held and used property, the Company performs the cash flow estimation described above. This assessment gives consideration to all available information, including an assessment of the likelihood the potential transaction will be consummated under the terms and conditions set forth in the purchase and sale agreement. Management will re-evaluate the recoverability of the property if and when significant changes occur as the transaction proceeds toward closing. Normally sale transactions will close within 15 to 30 days after the due diligence period expires. Upon expiration of the due diligence period, management will again re-evaluate the recoverability of the property, updating its assessment based on the status of the potential sale.
Whenever management determines that the carrying value of an asset that has been tested may not be recoverable, then an impairment charge would be recognized to the extent the current carrying value exceeds the current fair value of the asset. Significant judgment is also involved in making a determination of the estimated fair value of the asset.
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2022 goodwill asset was $223.2 million after giving effect to the Merger. The 2021 review indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
Long-Lived Assets to be Disposed of by Planned Sale
From time to time management affirmatively decides to sell certain real estate properties under a plan of sale. The Company reclassifies the property or disposal group as held for sale when all the following criteria for a qualifying plan of sale are met:
•Management, having the authority to approve the action, commits to a plan to sell the property or disposal group;
•The property or disposal group is available for immediate sale (i.e., a seller currently has the intent and ability to transfer the property or disposal group to a buyer) in its present condition, subject only to conditions that are usual and customary for sales of such properties or disposal groups;
•An active program to locate a buyer and other actions required to complete the plan to sell have been initiated;
•The sale of the property or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, with certain exceptions;
•The property or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.
A property or disposal group classified as held for sale is initially measured at the lower of its carrying amount or fair value less estimated costs to sell. An impairment charge is recognized for any initial adjustment of the property's or disposal group's carrying amount to its fair value less estimated costs to sell in the period the held for sale criteria are met. The fair value less estimated costs to sell the property (disposal group) should be assessed each reporting period it remains classified as held for sale. Depreciation ceases as long as a property is classified as held for sale.
If circumstances arise that were previously considered unlikely and a subsequent decision not to sell a property classified as held for sale were to occur, the property is reclassified as held and used. The property is measured at the time of reclassification at the lower of its (a) carrying amount before it was classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the property been continuously classified as held and used or (b) fair value at the date of the subsequent decision not to sell. The effect of any required adjustment is reflected in income from continuing operations at the date of the decision not to sell.
The Company recorded impairment charges totaling $54.4 million for the year ended December 31, 2022 related to real estate properties and other long-lived assets. The impairment charges related to 12 properties sold and three additional properties associated with completed or planned disposition activity in 2022. The Company recorded impairment charges of $17.1 million in 2021.
Valuation of Asset Acquisitions
As described in more detail in Note 1 to the Consolidated Financial Statements, when the Company acquires real estate properties with in-place leases, the cost of the acquisition must be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, leasing commissions and customer relationship assets. With regard to the elements of estimating the “as if vacant” values of the property and the intangible assets, including the absorption period, occupancy increases during the absorption period, tenant improvement amounts, and leasing commission percentages, the Company uses the same absorption period and occupancy assumptions for similar property types. Any remaining excess purchase price is then allocated to the tangible and intangible assets based on their relative fair values. The identifiable tangible and intangible assets are then subject to depreciation and amortization.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2022, the Company had gross investments of approximately $12.7 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
With respect to the building components, there are several depreciation methods available under GAAP. Some methods record relatively more depreciation expense on an asset in the early years of the asset’s economic life, and relatively less depreciation expense on the asset in the later years of its economic life. The straight-line method of depreciating real estate assets is the method the Company follows because, in the opinion of management, it is the method that most accurately and consistently allocates the cost of the asset over its estimated life. The Company assigns a useful life to its owned properties based on many factors, including the age and condition of the property when acquired.

Revenue Recognition
The Company's primary source of revenue is rental income derived from non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. As of December 31, 2022, all of the Company's leases, where the Company is the lessor, are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which includes reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectability is probable at lease commencement. If the assessment of collectability changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectability assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
The Company also recognizes certain revenue based on the guidance in Topic 606 and is based on the five-step model to account for revenue arising from contracts with customers. The Company's primary source of revenue associated with Topic 606 relates to parking revenue and management fee income.

Derivative Instruments
Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the derivative instrument with the recognition of the changes in the fair-value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. The accounting for a derivative requires that the Company make judgments in determining the nature of the derivatives and their effectiveness, including ones regarding the likelihood that a forecasted transaction will take place. These judgments could materially affect our consolidated financial statements.
The Company may enter into a derivative instrument to manage interest rate risk from time to time. When a derivative instrument is initiated, the Company will assess its intended use of the derivative instrument and may elect a hedging relationship and apply hedge accounting. As required by the accounting literature, the Company will formally document the hedging relationship for all derivative instruments prior to or contemporaneous with entering into the derivative instrument.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.
As of December 31, 2022, $3.5 billion of the Company’s $5.4 billion of outstanding debt bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2022	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$385,000	$20,290	$(2,029)	$2,029
Unsecured Term Loan due 2025	350,000	18,095	(1,810)	1,810
Unsecured Term Loan due 2026	200,000	10,340	(1,034)	1,034
Unsecured Term Loan due 2026	300,000	15,510	(1,551)	1,551
Unsecured Term Loan due 2026	150,000	7,755	(776)	776
Unsecured Term Loan due 2027	200,000	10,340	(1,034)	1,034
Unsecured Term Loan due 2028	300,000	15,510	(1,551)	1,551
	$1,885,000	$97,840	$(9,785)	$9,785
The Company has outstanding interest rate swaps to help mitigate its risk related to variable rate debt. As of December 31, 2022, the Company had $1.2 billion of interest rate swaps at a weighted average rate of 2.63%. See Note 11 to the Consolidated Financial Statements for more information regarding the Company's interest rate swaps.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2022 [2]	DEC. 31, 2022	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2021 [1]
Fixed Rate Debt
Senior Notes due 2025	$249,115	$241,413	$240,866	$241,916	$253,110
Senior Notes due 2026	571,587	570,139	568,234	571,940	—
Senior Notes due 2027	479,553	473,450	471,535	475,298	—
Senior Notes due 2028	296,852	271,058	272,142	269,914	311,594
Senior Notes due 2030	565,402	560,723	549,682	556,431	—
Senior Notes due 2030	296,385	236,219	234,692	237,675	288,886
Senior Notes due 2031	295,547	219,321	226,475	220,856	275,696
Senior Notes due 2031	632,693	611,392	606,887	615,727	—
Mortgage Notes Payable	84,247	80,913	80,734	81,041	104,634
Total Fixed Rate Debt	$3,471,381	$3,264,628	$3,251,247	$3,270,798	$1,233,920
1Fair values as of December 31, 2021 represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.
2Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Asset Impairment - Identification of Triggering Events for Real Estate Properties
The Company recorded total real estate investments, net, of approximately $12.4 billion as of December 31, 2022. As described in Notes 1 and 7 to the Company's consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances indicates, that the carrying value might not be fully recoverable ("triggering events"). If management determines that a triggering event exists, the estimated current and projected operating cash flows of the property are compared to the property’s net carrying value which may result in an impairment charge.

We identified management’s assessment of qualitative indicators of potential impairment for real estate properties as a critical audit matter. Qualitative indicators of potential impairment may include significant changes in the Company’s use of properties or the strategy for its overall business, plans to sell a property before its depreciable life has ended, or negative economic or industry trends for the Company or its tenants. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s identification of changes in circumstances that could indicate the carrying amounts of real estate properties may not be fully recoverable.
•Assessing the reasonableness of management’s key assumptions with respect to qualitative factors, including potential sales of properties based on offers received and changes in the use of the Company’s properties, used to determine whether triggering events had occurred.
•Reviewing internal documentation to assess whether additional triggering factors were present.
Determination of the Accounting Acquirer
As discussed in Note 2 to the consolidated financial statements, effective July 20, 2022, Healthcare Realty Trust Incorporated (“Legacy HR”) merged with Healthcare Trust of America, Inc. (“Legacy HTA”), with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA. The merger was accounted for as a reverse acquisition with Legacy HR being identified as the accounting acquirer.
We have identified the evaluation of the Company’s determination of the accounting acquirer to be a critical audit matter. A high degree of auditor judgment was required to evaluate the relative importance of the indicative factors, individually and in aggregate, including but not limited to: (i) the composition of the board of directors of the post-merger company, (ii) the composition of senior management of the post-merger company, and (iii) the premium transferred to the Legacy HTA stockholders. A different conclusion would result in a material difference in the accounting for the Merger.
The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s conclusions with respect to the accounting acquirer, including consideration of post-merger voting rights, the composition of the board of directors and senior management of the post-merger company, terms of the premium transferred, the relative size of the entities, minority voting interests, and the entity initiating the combination, as evidenced in the amended and restated bylaws of the Company, investor presentations, the Merger Agreement, and certain filings with the Securities and Exchange Commission.
•Utilizing professionals with specialized knowledge and experience in consolidation assessments to assist in identifying and evaluating the various factors relevant to the determination of the accounting acquirer as well as management’s conclusions with respect to the determination of the accounting acquirer.
Acquisition of Real Estate Properties in Connection with Business Combination
As discussed in Note 2 to the consolidated financial statements, Legacy HR merged into Legacy HTA, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA. The transaction was accounted for as business combination. In connection with the business combination, the Company acquired real estate investments with a preliminary estimated fair value of $8.8 billion.
We identified the volume of the fair value measurements for the acquired real estate investments, constituting land, buildings, and related intangible assets, recorded in connection with the merger as a critical audit matter. The number of real estate properties acquired in the merger increased the sensitivity of management’s estimates with respect to the fair values of land, buildings and related intangible assets acquired. As a result, increased auditor effort, including the use of specialists, was required to test management’s fair value estimates.
The primary procedures we performed to address this critical audit matter included:
•Involving professionals outside of the engagement team to assist in determining the appropriate risk and controls-based approach to testing the fair value measurements recorded in connection with the merger.
•Testing the details of a sample of the real estate properties acquired in connection with the merger including evaluating the accuracy of certain inputs into the fair value measurements including rental payments per executed lease agreements.

•Utilizing professionals with specialized skills and experience in valuation to assist in testing certain of the valuation specific assumptions used in the valuation of land, building, and related intangible assets for a selection of real estate properties.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Nashville, Tennessee
March 1, 2023

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2022	2021
Real estate properties
Land	$1,439,798	$387,918
Buildings and improvements	11,332,037	4,337,641
Lease intangibles	959,998	120,478
Personal property	11,907	11,761
Investment in financing receivables, net	120,236	186,745
Financing lease right-of-use assets	83,824	31,576
Construction in progress	35,560	3,974
Land held for development	74,265	24,849
Total real estate investments	14,057,625	5,104,942
Less accumulated depreciation	(1,645,271)	(1,338,743)
Total real estate investments, net	12,412,354	3,766,199
Cash and cash equivalents	60,961	13,175
Assets held for sale, net	18,893	57
Operating lease right-of-use assets	336,983	128,386
Investments in unconsolidated joint ventures	327,248	161,942
Goodwill	223,202	3,487
Other assets, net	469,990	185,673
Total assets	$13,849,631	$4,258,919

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2022	2021
Liabilities
Notes and bonds payable	$5,351,827	$1,801,325
Accounts payable and accrued liabilities	244,033	86,108
Liabilities of properties held for sale	437	294
Operating lease liabilities	279,895	96,138
Financing lease liabilities	72,939	22,551
Other liabilities	218,668	67,387
Total liabilities	6,167,799	2,073,803
Commitments and contingencies (See Footnote 15)
Redeemable non-controlling interests	2,014	—
Stockholders' equity
Preferred stock, $0.01 par value; 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized; 380,590 and 150,457 shares issued and outstanding at December 31, 2022 and 2021, respectively.	3,806	1,505
Additional paid-in capital	9,587,637	3,972,917
Accumulated other comprehensive income (loss)	2,140	(9,981)
Cumulative net income attributable to common stockholders	1,307,055	1,266,158
Cumulative dividends	(3,329,562)	(3,045,483)
Total stockholders’ equity	7,571,076	2,185,116
Non-controlling interest	108,742	—
Total equity	7,679,818	2,185,116
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$13,849,631	$4,258,919
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Revenues
Rental income	$907,451	$520,334	$492,262
Interest income	11,480	4,192	—
Other operating	13,706	10,291	7,367
	932,637	534,817	499,629
Expenses
Property operating	344,038	212,273	196,514
General and administrative	52,734	34,152	30,704
Acquisition and pursuit costs	3,229	3,930	2,561
Merger-related costs	103,380	—	—
Depreciation and amortization	453,082	202,714	190,435
	956,463	453,069	420,214
Other income (expense)
Gain on sales of real estate properties	270,271	55,940	70,361
Interest expense	(146,691)	(53,124)	(56,174)
Loss on extinguishment of debt	(2,401)	—	(21,503)
Impairment of real estate properties	(54,427)	(17,101)	—
Equity loss from unconsolidated joint ventures	(687)	(795)	(463)
Interest and other (expense) income, net	(1,546)	(9)	559
	64,519	(15,089)	(7,220)
Net income	40,693	66,659	72,195
Net loss attributable to non-controlling interests	204	—	—
Net income attributable to common stockholders	$40,897	$66,659	$72,195

Basic earnings per common share	$0.15	$0.45	$0.52
Diluted earnings per common share	$0.15	$0.45	$0.52

Weighted average common shares outstanding - basic	252,356	142,637	133,930
Weighted average common shares outstanding - diluted	253,873	142,710	134,007
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Net income	$40,693	$66,659	$72,195
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustment for losses included in net income (interest expense)	1,527	4,472	3,472
Gains (losses) arising during the period on interest rate swaps	10,630	3,379	(10,862)
Losses on settlement of treasury rate locks arising during the period	—	—	(4,267)
	12,157	7,851	(11,657)
Comprehensive income	52,850	74,510	60,538
Less: Comprehensive loss attributable to non-controlling interests	168	—	—
Comprehensive income attributable to common stockholders	$53,018	$74,510	$60,538
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
Amounts in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$—	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009	$—	$1,900,009
Issuance of stock, net of costs	—	47	142,123	—	—	—	142,170	—	142,170
Common stock redemption	—	(1)	(1,705)	—	—	—	(1,706)	—	(1,706)
Share-based compensation	—	2	9,920	—	—	—	9,922	—	9,922
Net income	—	—	—	—	72,195	—	72,195	—	72,195
Loss on interest rate swaps and treasury locks	—	—	—	(11,657)	—	—	(11,657)	—	(11,657)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(162,557)	(162,557)	—	(162,557)
Balance at December 31, 2020	—	1,395	3,635,341	(17,832)	1,199,499	(2,870,027)	1,948,376	—	1,948,376
Issuance of stock, net of costs	—	109	330,933	—	—	—	331,042	—	331,042
Common stock redemption	—	(1)	(4,084)	—	—	—	(4,085)	—	(4,085)
Share-based compensation	—	2	10,727	—	—	—	10,729	—	10,729
Net income	—	—	—	—	66,659	—	66,659	—	66,659
Gain on interest rate swaps and treasury locks	—	—	—	7,851	—	—	7,851	—	7,851
Dividends to common stockholders ($1.21 per share)	—	—	—	—	—	(175,456)	(175,456)	—	(175,456)
Balance at December 31, 2021	—	1,505	3,972,917	(9,981)	1,266,158	(3,045,483)	2,185,116	—	2,185,116
Issuance of stock, net of costs	—	6	22,901	—	—	—	22,907	—	22,907
Merger consideration transferred	—	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165
Common stock redemption	—	(1)	(2,791)	—	—	—	(2,792)	—	(2,792)
Share-based compensation	—	7	20,339	—	—	—	20,346	—	20,346
Redemption of non-controlling interest	—	—	97	—	—	—	97	(97)	—
Net income	—	—	—	—	40,897	—	40,897	(204)	40,693
Reclassification adjustments for losses included in net income (interest expense)	—	—	—	1,531	—	—	1,531	(4)	1,527
Gains arising during the period on interest rate swaps	—	—	—	10,590	—	—	10,590	40	10,630
Dividends to common stockholders ($1.24 per share)	—	—	—	—	—	(284,079)	(284,079)	(1,695)	(285,774)
Balance at December 31, 2022	$—	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

	YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES	2022	2021	2020
Net income	$40,693	$66,659	$72,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,082	202,714	190,435
Other amortization	24,695	3,793	4,381
Share-based compensation	20,346	10,729	9,922
Amortization of straight-line rent receivable (lessor)	(23,498)	(5,801)	(3,735)
Amortization of straight-line rent on operating leases (lessee)	3,374	1,498	1,490
Gain on sales of real estate properties	(270,271)	(55,940)	(70,361)
Loss on extinguishment of debt	2,401	—	21,503
Impairment of real estate properties	54,427	17,101	—
Equity loss from unconsolidated joint ventures	687	795	463
Distributions from unconsolidated joint ventures	1,881	—	193
Proceeds from disposition of sales-type lease properties	—	—	244,454
Non-cash interest from financing and real estate notes receivable	(2,257)	(391)	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(26,098)	(11,436)	(727)
Accounts payable and accrued liabilities	24,191	(839)	4,555
Other liabilities	(30,906)	3,747	(4,679)
Net cash provided by operating activities	272,747	232,629	470,089

INVESTING ACTIVITIES
Acquisitions of real estate	(402,529)	(365,943)	(397,349)
Development of real estate	(37,862)	(4,029)	(3,089)
Additional long-lived assets	(163,544)	(100,689)	(93,963)
Funding of mortgages and notes receivable	(23,325)	—	—
Investments in unconsolidated joint ventures	(99,967)	(89,600)	(65,663)
Investment in financing receivable	(1,002)	(186,433)	—
Proceeds from sales of real estate properties and additional long-lived assets	1,201,068	184,221	4,898
Proceeds from notes receivable repayments	1,688	—	—
Cash assumed in Merger, including restricted cash for special dividend payment	1,159,837	—
Net cash provided by (used in) investing activities	1,634,364	(562,473)	(555,166)

FINANCING ACTIVITIES
Net borrowings/(repayments) on unsecured credit facility	40,000	210,000	(293,000)
Borrowings on term loans	666,500	—	150,000
Repayment on term loan	(1,141,500)	—	—
Borrowings of notes and bonds payable	—	—	596,562
Repayments of notes and bonds payable	(20,042)	(24,557)	(47,845)
Redemption of notes and bonds payable	(2,184)	—	(270,386)
Dividends paid	(283,713)	(175,456)	(162,557)
Special dividend paid in relation to the Merger	(1,123,648)	—	—
Net proceeds from issuance of common stock	22,902	331,119	142,000
Common stock redemptions	(3,192)	(3,803)	(1,436)
Distributions to non-controlling interest of limited partners	(1,695)	—	—
Settlement of treasury rate locks	—	—	(4,267)
Debt issuance and assumption costs	(12,753)	(405)	(5,931)
Payments made on finance leases	—	(9,182)	(3,417)
Net cash (used in) provided by financing activities	(1,859,325)	327,716	99,723

Increase (decrease) in cash and cash equivalents	47,786	(2,128)	14,646
Cash and cash equivalents cash at beginning of period	13,175	15,303	657
Cash and cash equivalents at end of period	$60,961	$13,175	$15,303

See accompanying notes.
Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows, cont.
Amounts in thousands

	YEAR ENDED DECEMBER 31,
Supplemental Cash Flow Information	2022	2021	2020
Interest paid	$112,692	$49,443	$52,787
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$11,790	$36,536
Invoices accrued for construction, tenant improvements and other capitalized costs	$48,292	$17,655	$14,935
Capitalized interest	$1,410	$221	$1,142
Real estate notes receivable assumed in Merger (adjusted to fair value)	$74,819	$—	$—
Unsecured credit facility and term loans assumed in Merger (adjusted to fair value)	$1,758,650	$—	$—
Senior notes assumed in Merger (adjusted to fair value)	$2,232,650	$—	$—
Consideration transferred in relation to the Merger	$5,576,463	$—	$—
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. See Note 2 below for a discussion of the Merger between Legacy HR and Legacy HTA. The Company had gross investments of approximately $14.1 billion in 688 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development, and corporate property as of December 31, 2022. The Company’s 688 real estate properties are located in 35 states and total approximately 40.3 million square feet. In addition, the Company had a weighted average ownership interest of approximately 48% in 33 real estate properties held in joint ventures. See Note 5 below for more details regarding the Company's joint ventures. Square footage and property count disclosures in these Notes to the Company's Consolidated Financial Statements are unaudited.
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Accounting Standards Codification Topic 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary, with any minority interests reflected as non-controlling interests or redeemable non-controlling interests in the accompanying Consolidated Financial Statements.
The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk, the disposition of all or a portion of an interest held by the primary beneficiary, or changes in facts and circumstances that impact the power to direct activities of the VIE that most significantly impacts economic performance. The Company performs this analysis on an ongoing basis.
For property holding entities not determined to be VIEs, the Company consolidates such entities in which it owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements.
Healthcare Realty Holdings, L.P. (formally known as Healthcare Trust of America Holdings, LP) (the "OP") is 98.9% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2022 there were approximately 4.0 million, or 1.1%, of OP Units issued and outstanding held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the interests in the OP.
As of December 31, 2022, the Company had three consolidated VIEs in addition to the OP where it is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	DECEMBER 31, 2022
Assets:
Net real estate investments	$46,322
Cash and cash equivalents	3,645
Receivables and other assets	2,385
Total assets	$52,352
Liabilities:
Accrued expenses and other liabilities	$12,214
Total equity	40,138
Total liabilities and equity	$52,352
As of December 31, 2022, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economics to direct the activities of the VIEs on a stand-alone basis, therefore it was determined that the Company was not the primary beneficiary. Therefore, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs:

ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$29,753	$31,150
2021	Charlotte, NC [1]	Note receivable	5,984	6,000
2022	Texas [2]	Equity method	23,219	23,219
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in six properties.

As of December 31, 2022, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 5 for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Consolidated Financial Statements
Preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates and assumptions. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, impairments, collectability of tenant receivables, and fair value measurements, as applicable.
Reclassifications
Certain reclassifications have been made on the Company's prior year Consolidated Balance Sheet to conform to current year presentation. Previously, the Company's Lease intangibles were included in Building, improvements and lease intangibles and Goodwill was included with Other assets, net. These amounts are now classified as separate line items on the Company's Consolidated Balance Sheets.
Segment Reporting
The Company owns, leases, acquires, manages, finances, develops and redevelops outpatient and other healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable.
During 2022 and 2021, the Company eliminated against accumulated depreciation approximately $19.6 million and $16.3 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2022 and 2021, approximately $4.1 million and $9.9 million, respectively, of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation. In addition, during 2021, the Company eliminated against accumulated depreciation approximately $7.1 million of a fully depreciated building that is being demolished and redeveloped.
Depreciation expense of real estate properties for the three years ended December 31, 2022, 2021 and 2020 was $320.8 million, $170.0 million and $162.4 million, respectively. Depreciation and amortization of real estate assets in place as of December 31, 2022, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	2.0 to 39.0 years
Buildings and improvements	3.0 to 49.0 years
Lease intangibles (including ground lease intangibles)	1.2 to 99.0 years
Personal property	3.0 to 20.0 years
The Company capitalizes direct costs, including costs such as construction costs and professional services, and indirect costs, including capitalized interest and overhead costs, associated with the development and construction of real estate assets while substantive activities are ongoing to prepare the assets for their intended use. Capitalized interest cost is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company continues to capitalize interest on the unoccupied portion of the properties in stabilization for up to one year after the buildings have been placed into service, at which time the capitalization of interest must cease.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included twenty parcels as of December 31, 2022 and seven parcels as of December 31, 2021. The Company’s investments in land held for development totaled approximately $74.3 million as of December 31, 2022 and $24.8 million as of December 31, 2021. The current land that is held for development is located adjacent to certain of the Company's existing medical office buildings in California, Colorado, Connecticut, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, Texas and Washington.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. In addition, the Company reviews for possible impairment, those assets subject to purchase options and those impacted by casualty losses, such as tornadoes and hurricanes. A property value is considered impaired only if management's estimate of current and projected (undiscounted and unleveraged) operating cash flows of the property is less than the net carrying value of the property. These estimates of future cash flows include only those that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the property based on its estimated remaining useful life. These estimates, including the useful life determination which can be affected by any potential sale of the property, are based on management's assumptions about its use of the property. Therefore, significant judgment is involved in estimating the current and projected cash flows. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.
Acquisitions of Real Estate Properties with In-Place Leases
The Company's acquisitions of real estate properties typically do not meet the definition of a business and are accounted for as asset acquisitions. Acquisitions of real estate properties with in-place leases are accounted for at relative fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if-vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Land fair value is estimated by using an assessment of comparable transactions and other relevant data.
The Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the estimated market rate. If an in-place lease is identified as a below-market rental rate, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The values related to above- or below-market in-place lease intangibles are amortized over the remaining term of the leases upon acquisition to rental income where the Company is the lessor and to property operating expense where the Company is the lessee.
The Company also estimates an absorption period, which can vary by property, assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period, the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period.
All of these intangible assets (above- or below-market lease, tenant improvement costs avoided, leasing costs avoided, rental income lost, and expenses recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of estimated future cash flows. The actual purchase price is allocated based on the various relative asset fair values described above.
The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the weighted average remaining term of the in-place leases. The at-market, in-place lease intangibles are amortized to depreciation and amortization expense over the weighted average remaining term of the leases, and customer relationship assets are amortized to depreciation amortization expense over terms applicable to each acquisition. Any goodwill recorded through a business combination would be reviewed for impairment at least annually and is not amortized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

See Note 9 for more details on the Company’s intangible assets.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.
A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:
•Level 1 – quoted prices for identical instruments in active markets;
•Level 2 – quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Executed purchase and sale agreements, that are binding agreements, are categorized as level one inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level three as they are nonbinding in nature.
Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2022 and 2021, the Company had $2.1 million recorded in accumulated other comprehensive income and $10.0 million recorded in accumulated other comprehensive loss, respectively, related to forward starting interest rate swaps entered into and settled during 2015 and 2020 and a hedge of the Company's variable rate debt. See Note 11 for additional information.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company did not have any restricted cash for the years ended December 31, 2022 or 2021.
Cash and cash equivalents are held in bank accounts and overnight investments. The Company maintains its bank deposits with large financial institutions in amounts that often exceed federally-insured limits. The Company has not experienced any losses in such accounts.

Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. The Company's goodwill asset increased to $223.2 million in 2022 as a result of the Merger. The 2022 impairment evaluation indicated that no impairment had occurred with respect to the Company's goodwill asset. See Note 9 for more detail on the Company’s intangible assets.
Contingent Liabilities
From time to time, the Company may be subject to loss contingencies arising from legal proceedings and similar matters. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.
The Company continually monitors any matters that may present a contingent liability, and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as necessary in view of changes in available information. Liabilities for contingencies are first recorded when a loss is determined to be both probable and can be reasonably estimated. Changes in estimates regarding the exposure to a contingent loss are reflected as adjustments to the related liability in the periods when they occur.
Because of uncertainties inherent in the estimation of contingent liabilities, it is possible that the Company’s provision for contingent losses could change materially in the near term. To the extent that any significant losses, in addition to amounts recognized, are at least reasonably possible, such amounts will be disclosed in the notes to the Consolidated Financial Statements.
Share-Based Compensation
The Company has various employee and director share-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 ("Incentive Plan"), which replaced the Company's 2015 Stock Incentive Plan (the "Legacy HR Stock Incentive Plan") following the Merger. References to the Incentive Plan include issuances under the Incentive Plan and the Legacy HR Stock Incentive Plan. Legacy HR's 2000 Employee Stock Purchase Plan (the "Legacy HR Employee Stock Purchase Plan") was terminated during 2022 and all outstanding options will expire by 2024. No new options will be issued under this plan. The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date. The Company recognizes the impact of forfeitures as they occur. See Note 13 for details on the Company’s share-based awards.
Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, changes in the fair value of derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2022, the Company’s accumulated other comprehensive income (loss) consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of forward starting swaps and treasury hedges. See Note 11 for more details on the Company's derivative financial instruments.
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of Topic 606. To achieve the core principle, the Company applies the five step model specified in the guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2022	2021	2020
Type of Revenue
Parking income	$8,513	$7,859	$6,720
Management fee income	4,668	2,049	343
Miscellaneous	525	383	304
	$13,706	$10,291	$7,367
The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle. In most cases, the revenue is due and payable on a monthly basis. The Company had a receivable balance of $1.5 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.
Management fee income includes property management services provided to third parties and certain of the properties in the Company's unconsolidated joint ventures and is generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Management fee income also includes amounts paid to the Company for its asset management services for certain of its unconsolidated joint ventures. Internal management fee income, where the Company manages its owned properties, is eliminated in consolidation.
Rental Income
Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company's lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index ("CPI"). Rental income from properties under multi-tenant office lease arrangements and rental income from properties with single-tenant lease arrangements are included in rental income on the Company's Consolidated Statements of Income. For lessors, the new standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease.
Nonlease components, such as common area maintenance, are generally accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The combined component is accounted for under Accounting Standards Codification, Topic 842.
The components of rental income are as follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2022	2021	2020
Property operating income	$883,953	$514,533	$488,527
Straight-line rent	23,498	5,801	3,735
Rental income	$907,451	$520,334	$492,262
Federal Income Taxes
The Company believes it has qualified to be taxed as a REIT and intends at all times to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. As a REIT, the Company is generally not subject to federal income tax on net income it distributes to its stockholders, but may be subject to certain state and local taxes and fees. See Note 16 for further discussion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

If HR fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes on its taxable income and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which the qualification is lost unless the IRS grants it relief under certain statutory provisions. Such event could have a material adverse effect on its business, financial condition, results of operations and net cash available for dividend distributions to its stockholders.
HR conducts substantially all of its operations through the OP. As a partnership, the OP generally is not liable for federal income taxes. The income and loss from the operations of the OP is included in the tax returns of its partners, including HR, who are responsible for reporting their allocable share of the partnership income and loss. Accordingly no provision for income tax has been made in the accompanying consolidated financial statements.
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2022.
Federal tax returns for the years 2019, 2020, 2021 and 2022 are currently subject to examination by taxing authorities.
State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expense on the Company’s Consolidated Statements of Income. See Note 16 for further discussion.
Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rents collected from tenants in properties located in those states. The Company is generally reimbursed for these taxes by the tenant. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis in rental income in the Company’s Consolidated Statements of Income.
Assets Held for Sale
Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less estimated cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Losses resulting from the sale of such properties are characterized as impairment losses in the Consolidated Statements of Income. See Note 6 for more detail on assets held for sale.
Earnings per Share
The Company uses the two-class method of computing net earnings per common share. Earnings per common share is calculated by considering share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities. Undistributed earnings (excess net income over dividend payments) are allocated on a pro rata basis to common shareholders and restricted shareholders. Undistributed losses (dividends in excess of net income) do not get allocated to restricted stockholders as they do not have the contractual obligation to share in losses. The amount of undistributed losses that applies to the restricted stockholders is allocated to the common stockholders.
Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Legacy HR Employee Stock Purchase Plan using the treasury stock method and the average stock price during the period. Additionally, net income (loss) allocated to OP units has been included in the numerator and common stock related to redeemable OP units have been included in the denominator for the purpose of computing diluted earnings per share. See Note 14 for the calculations of earnings per share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with Accounting Standards Update 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Consolidated Balance Sheet. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of December 31, 2022, the Company had redeemable non-controlling interests of $2.0 million.
Investments in Financing Receivables, Net
In accordance with Accounting Standards Codification ("ASC") 842, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale-leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables”.
The Company had two and four medical office buildings that were accounted for as separate sale-lease back transactions and recorded as investments in financing receivables as of December 31, 2022 and 2021, respectively.
Income from Financing Receivables, net
The Company recognizes the related interest income from the financing receivable based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease. Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income from financing receivable, net over the life of the lease.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of December 31, 2022, real estate notes receivable, net, which are included in Other assets on the Company's Consolidated Balance Sheets totaled $99.6 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of DECEMBER 31, 2022
Mezzanine loans
Texas	6/24/2021	6/24/2024	8%	$54,119	$54,119
North Carolina	12/22/2021	12/22/2024	8%	6,000	6,000
				60,119	60,119
Mortgage loan
Texas	6/30/2021	12/31/2023	7%	$31,150	$31,150
Florida	5/17/2022	2/27/2026	6%	65,000	13,062
				$96,150	$44,212
Accrued interest					758
Fair-value discount and fees					(5,446)
					$99,643

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Pursuant to Topic 326 - Financial Instruments - Credit Losses, we adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. We utilize a probability of default method approach for estimating current expected credit losses and have determined that the current risk of credit loss is remote. Accordingly, we have recorded no reserve for credit loss as of December 31, 2022.
New Accounting Pronouncements
Accounting Standards Update No. 2020-04 and 2022-06
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the year ended December 31, 2022, as the Company no longer has any LIBOR-based debt.
Note 2. Merger with HTA

On July 20, 2022 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), the OP, and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”).
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
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HTA was considered the legal acquirer and Legacy HR was considered the accounting acquirer based on various factors, including, but not limited to: (i) the composition of the board of directors of the consolidated Company, (ii) the composition of senior management of the consolidated Company, and (iii) the premium transferred to the Legacy HTA stockholders. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Company.
The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, the assets acquired, the liabilities assumed and non-controlling interests, if any, to be recognized at their acquisition date fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The implied consideration transferred on the Closing Date is as follows:

Dollars in thousands, except for per share data
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Dollars in thousands	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE	MEASUREMENT PERIOD ADJUSTMENTS	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE (as adjusted)
ASSETS
Real estate investments
Land	$985,926	$6,775	$992,701
Buildings and improvements	6,960,418	(83,662)	6,876,756
Lease intangible assets(a)	831,920	1,230	833,150
Financing lease right-of-use assets	9,874	3,146	13,020
Construction in progress	10,071	(6,744)	3,327
Land held for development	46,538	—	46,538
Total real estate investments	$8,844,747	$(79,255)	$8,765,492
Assets held for sale, net	707,442	(7,946)	699,496
Investments in unconsolidated joint ventures	67,892	—	67,892
Cash and cash equivalents	26,034	11,403	37,437
Restricted cash	1,123,647	(1,247)	1,122,400
Operating lease right-of-use assets	198,261	17,786	216,047
Other assets, net (b) (c)	209,163	(3,840)	205,323
Total assets acquired	$11,177,186	$(63,099)	$11,114,087

LIABILITIES
Notes and bonds payable	$3,991,300	$—	$3,991,300
Accounts payable and accrued liabilities	1,227,570	17,374	1,244,944
Liabilities of assets held for sale	28,677	(3,939)	24,738
Operating lease liabilities	173,948	10,173	184,121
Financing lease liabilities	10,720	(855)	9,865
Other liabilities	203,210	(11,541)	191,669
Total liabilities assumed	$5,635,425	$11,212	$5,646,637
Net identifiable assets acquired	$5,541,761	$(74,311)	$5,467,450
Non-controlling interest	$110,702	$—	$110,702
Goodwill	$145,404	$74,311	$219,715
(a) The weighted average amortization period for the acquired lease intangible assets is approximately 6 years.
(b) Includes $15.9 million of contractual accounts receivable, which approximates fair value.
(c) Includes $78.7 million of gross contractual real estate notes receivable, the fair value of which was $74.8 million, and the Company preliminarily expects to collect substantially all of the real estate notes receivable proceeds as of the Closing Date.

The measurement period adjustments recorded during the year ended December 31, 2022 primarily resulted from updated valuations related to the Company’s real estate assets and liabilities and additional information obtained by the Company related to the properties acquired in the Merger and their respective tenants, and resulted in an increase to goodwill of $74.3 million. As of December 31, 2022, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed, including, but not limited to real estate assets and liabilities, notes receivables and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

A preliminary estimate of approximately $219.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the Merger, including anticipated general and administrative cost savings and potential economies of scale benefits in both tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger related Costs
In conjunction with the Merger, the Company incurred Merger-related costs of $103.4 million during the year ended December 31, 2022, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consist of legal, consulting, banking services, and other Merger-related costs.
Unaudited Pro Forma Financial Information
The Consolidated Statement of Income for the year ended December 31, 2022 includes $351.8 million of revenues and $79.3 million of net loss associated with the results of operations of Legacy HTA from the Merger closing date to December 31, 2022.
The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the years ended December 31, 2022 and 2021, as if the Merger had occurred on January 1, 2021. Adjustments in the pro forma financial information include but are not limited to the following:
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

	YEAR ENDED December 31,
Dollars in thousands	2022	2021
Total revenues	$1,391,096	$1,316,743
Net income	$130,445	$(78,990)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

3. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s consolidated investments at December 31, 2022.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS AND IMPROVEMENTS	LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Dallas, TX	45	$95,010	$1,116,725	$77,589	$551	$1,289,875	$(202,031)
Seattle, WA	29	64,295	623,166	13,444	726	701,631	(164,423)
Los Angeles, CA	23	98,524	460,780	31,790	453	591,547	(129,663)
Boston, MA	18	128,904	396,002	63,134	—	588,040	(13,513)
Charlotte, NC	32	35,402	450,076	29,839	105	515,422	(95,363)
Houston, TX	34	85,389	633,474	64,045	57	782,965	(63,486)
Miami, FL	23	72,364	400,839	46,355	105	519,663	(52,920)
Atlanta, GA	28	49,379	437,312	36,170	95	522,956	(63,773)
Tampa, FL	20	31,533	377,455	36,838	33	445,859	(18,991)
Denver, CO	33	76,698	497,235	45,854	609	620,396	(65,123)
Raleigh, NC	27	56,620	363,359	37,446	9	457,434	(15,566)
Phoenix, AZ	35	20,262	430,396	37,097	425	488,180	(30,281)
Chicago, IL	7	32,374	266,672	20,608	81	319,735	(28,243)
Indianapolis, IN	36	52,180	265,070	32,739	13	350,002	(19,705)
Hartford, CT	30	43,326	204,049	31,803	—	279,178	(8,015)
Nashville, TN	12	43,348	346,312	10,205	1,424	401,289	(92,720)
New York, NY	14	64,402	167,819	26,430	—	258,651	(4,771)
Austin, TX	13	27,064	271,692	18,568	142	317,466	(40,363)
Orlando, FL	8	20,708	180,694	21,581	1	222,984	(11,654)
Memphis, TN	11	13,901	184,540	4,211	317	202,969	(60,624)
Other (51 markets)	210	326,262	3,256,027	273,568	1,223	3,857,080	(457,572)
	688	1,437,945	11,329,694	959,314	6,369	13,733,322	(1,638,800)

Construction in progress	—	—	—		—	35,560	—
Land held for development	—	—	—	—	—	74,265	(1,183)
Financing lease right-of-use assets	—	—	—	—	—	83,824	—
Investment in financing receivables, net	—	—	—	—	—	120,236	—
Corporate property [1]	—	1,853	2,343	684	5,538	10,418	(5,288)
Total real estate investments	688	$1,439,798	$11,332,037	$959,998	$11,907	$14,057,625	$(1,645,271)
1Includes a 15,014 square foot building located in Charleston, South Carolina that is used as one of the Company's corporate offices.

4. Leases
Lessor Accounting Under ASC 842
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2052. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant leases generally requires the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property. The Company records these expenses on a net basis, with the exception of property taxes. Property taxes are recorded on a gross basis as a lessor cost in which the tenant reimburses the Company. The Company generally expects that collectability is probable at lease commencement. If the assessment of collectability changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectability assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the year ended December 31, 2022 was $907.5 million.
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2022 are as follows:

In thousands
2023	$928,516
2024	814,132
2025	701,659
2026	603,051
2027	500,645
2028 and thereafter	1,633,847
$5,181,850

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2022, 2021 and 2020.

Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had investments of approximately $100.4 million in five real estate properties as of December 31, 2022 that were subject to purchase options that were exercisable.

Lessee Accounting Under ASC 842
As of December 31, 2022, the Company was obligated, as the lessee, under operating and finance lease agreements consisting primarily of the Company’s ground leases. Contracts evaluated and treated as leases are those that convey the right to control the use of identified assets for a period of time in exchange for consideration. ASC 842 requires the recording of these leases based on the aggregate future cash flows, discounted utilizing the implicit rate in the lease, or, if not readily determinable, based upon the lessee's incremental borrowing rate, to which the Company utilizes market inputs that are both similar to the Company's credit profile and corresponding term of the leases. As of December 31, 2022, the Company had 242 properties totaling 17.8 million square feet that were held under ground leases. Some of the ground leases renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 75 prepaid ground leases as of December 31, 2022. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $1.1 million for the year ended December 31, 2022 and $0.6 million for the years ended December 31, 2021 and 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company’s future lease payments (primarily for its 167 non-prepaid ground leases) as of December 31, 2022 were as follows:

In thousands	OPERATING	FINANCING
2023	$15,641	$2,140
2024	$15,227	$2,182
2025	$14,814	$2,218
2026	$14,852	$2,255
2027	$14,921	$2,294
2028 and thereafter	$939,165	$396,398
Total undiscounted lease payments	$1,014,620	$407,487
Discount	$(734,725)	$(334,548)
Lease liabilities	$279,895	$72,939

The following table provides details of the Company's total lease expense for the year ended December 31, 2022:

In thousands	YEAR ENDED Dec. 31, 2022	YEAR ENDED Dec. 31, 2021
Operating lease cost
Operating lease expense	$12,699	$4,765
Variable lease expense	4,529	3,929

Finance lease cost
Amortization of right-of-use assets	1,288	388
Interest on lease liabilities	2,876	1,032
Total lease expense	$21,392	$10,114

Other information
Operating cash flows outflows related to operating leases	$12,816	$7,706
Operating cash flows outflows related to financing leases	$1,838	$809
Financing cash flows outflows related to financing leases	$—	$9,182
Right-of-use assets obtained in exchange for new finance lease liabilities	$53,765	$3,827
Right-of-use assets obtained in exchange for new operating lease liabilities	$216,047	$8,298

Weighted-average remaining lease term (excluding renewal options) - operating leases	47.5	47.6
Weighted-average remaining lease term (excluding renewal options) -finance leases	58.9	62.1
Weighted-average discount rate - operating leases	5.8%	5.6%
Weighted-average discount rate - finance leases	5.0%	5.3%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

5. Acquisitions, Dispositions and Mortgage Repayments
2022 Acquisitions
The following table details the Company's acquisitions, exclusive of the Merger, for the year ended December 31, 2022:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Dallas, TX [4]	MOB	2/11/22	$8,175	$8,185	$8,202	$(17)	18,000
San Francisco, CA [5]	MOB	3/7/22	114,000	112,986	108,687	4,299	166,396
Atlanta, GA	MOB	4/7/22	6,912	7,054	7,178	(124)	21,535
Denver, CO	MOB	4/13/22	6,320	5,254	5,269	(15)	12,207
Colorado Springs, CO [6]	MOB	4/13/22	13,680	13,686	13,701	(15)	25,800
Seattle, WA	MOB	4/28/22	8,350	8,334	8,370	(36)	13,256
Houston, TX	MOB	4/28/22	36,250	36,299	36,816	(517)	76,781
Los Angeles, CA	MOB	4/29/22	35,000	35,242	25,400	9,842	34,282
Oklahoma City, OK	MOB	4/29/22	11,100	11,259	11,334	(75)	34,944
Raleigh, NC [5]	MOB	5/31/22	27,500	26,710	27,127	(417)	85,113
Tampa. FL [6]	MOB	6/9/22	18,650	18,619	18,212	407	55,788
Seattle, WA	MOB	8/1/22	4,850	4,806	4,882	(76)	10,593
Raleigh, NC	MOB	8/9/22	3,783	3,878	3,932	(54)	11,345
Jacksonville, FL	MOB	8/9/22	18,195	18,508	18,583	(75)	34,133
Atlanta, GA	MOB	8/10/22	11,800	11,525	12,038	(513)	43,496
Denver, CO	MOB	8/11/22	14,800	13,902	13,918	(16)	34,785
Raleigh, NC	MOB	8/18/22	11,375	10,670	10,547	123	31,318
Nashville, TN	MOB	9/15/22	21,000	20,764	20,572	192	61,932
Austin, TX	MOB	9/29/22	5,450	5,449	5,572	(123)	15,000
Jacksonville, FL [4]	MOB	10/12/22	3,600	3,530	3,609	(79)	6,200
Houston, TX	MOB	11/21/22	5,500	5,469	5,513	(44)	28,369
Austin, TX [7]	MOB	12/28/22	888	890	889	1	2,219
Denver, CO	MOB	12/28/22	16,400	16,170	16,467	(297)	39,692

			$403,578	$399,189	$386,818	$12,371	863,184
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Represents a single-tenant property.
5Includes three properties.
6Includes two properties.
7The Company acquired additional ownership interests in an existing building bringing the Company's ownership to 71.4%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2022 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$250.7	14.0 - 38.0
Land	76.1	—
Land Improvements	11.2	5.0 - 14.0

Intangibles
At-market lease intangibles	48.8	1.5 - 13.4
Above-market lease intangibles (lessor)	15.9	1.3 - 15.6
Below-market lease intangibles (lessor)	(2.2)	1.3 - 19.3
Below-market lease intangibles (lessee)	1.2	13.1

Other assets acquired	0.4
Accounts payable, accrued liabilities and other liabilities assumed	(2.9)
Total cash paid	$399.2

Unconsolidated Joint Ventures
As of December 31, 2022, the Company had a weighted average ownership interest of approximately 48% in 33 real estate properties held in joint ventures.
2022 Acquisitions
The following table details the joint venture acquisitions for the year ended December 31, 2022:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
San Francisco, CA [4]	MOB	3/7/22	$67,175	$66,789	$65,179	$1,610	110,865
Los Angeles, CA [5]	MOB	3/7/22	33,800	32,384	32,390	(6)	103,259

			$100,975	$99,173	$97,569	$1,604	214,124
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes three properties.
5Includes two properties.

The Company's investment in and loss recognized for the years ended December 31, 2022 and 2021 related to its joint ventures accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in millions	2022	2021
Investments in unconsolidated joint ventures, beginning of period	$161.9	$73.1
New investments during the period[1]	167.9	89.6
Equity loss recognized during the period	(0.7)	(0.8)
Owner distributions	(1.9)	—
Investments in unconsolidated joint ventures, end of period	$327.2	$161.9
1For the year ended December 31, 2022, this included unconsolidated joint ventures acquired as part of the Merger, as well as investments in two joint ventures representing a 20% and 40% ownership interest in portfolios in Los Angeles, California and Dallas, Texas, respectively. Also, see 2022 Real Estate Asset Dispositions below for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2021 Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2021:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE [2]	MORTGAGES ASSUMED [3]	CASH CONSIDERATION [4]	REAL ESTATE [2]	OTHER [5]	SQUARE FOOTAGE unaudited
San Diego, CA [6]	MOB	1/7/21	$17,150	$—	$17,182	$17,182	$—	22,461
Dallas, TX [8]	MOB	2/1/21	22,515	—	22,299	22,641	(342)	121,709
Atlanta, GA [8]	MOB	2/17/21	9,800	—	10,027	10,073	(46)	44,567
Washington, D.C.	MOB	3/3/21	12,750	—	12,709	12,658	51	26,496
Houston, TX	MOB	5/14/21	13,500	—	12,986	13,379	(393)	45,393
San Diego, CA [6,7]	MOB	5/28/21	102,650	—	103,984	104,629	(645)	160,394
Greensboro, NC	MOB	6/28/21	9,390	—	9,475	10,047	(572)	25,168
Baltimore, MD	MOB	6/29/21	14,600	—	14,357	14,437	(80)	33,316
Denver, CO [9]	MOB	7/16/21	70,426	—	69,151	65,100	4,051	259,555
Greensboro, NC [6]	MOB	7/19/21	6,400	—	6,374	6,514	(140)	18,119
Colorado Springs, CO	MOB	7/27/21	33,400	—	32,738	33,241	(503)	69,526
Birmingham, AL	MOB	8/19/21	9,250	—	9,355	9,388	(33)	29,942
Raleigh, NC	MOB	9/20/21	5,780	—	5,821	5,810	11	18,280
Denver, CO	MOB	9/22/21	20,250	—	19,630	19,405	225	83,604
Raleigh, NC	MOB	9/30/21	10,000	—	9,921	9,874	47	29,178
Denver, CO	MOB	11/15/21	7,700	—	7,383	7,431	(48)	18,599
Denver, CO	MOB	11/18/21	22,400	—	22,343	22,422	(79)	30,185
Columbus, OH [10]	MOB	12/1/21	16,275	—	15,970	7,365	8,605	71,930
Nashville, TN	MOB	12/2/21	11,300	—	11,245	11,263	(18)	34,908
Colorado Springs, CO	MOB	12/20/21	10,575	—	10,541	11,009	(468)	44,166
Columbus, OH [8]	MOB	12/28/21	9,525	—	9,521	9,601	(80)	28,962
Los Angeles, CA	MOB	12/28/21	20,500	(11,000)	9,396	20,316	80	56,762
Nashville, TN [11]	MOB	12/29/21	19,775	—	19,833	19,982	(149)	85,590
Austin, TX	MOB	12/29/21	20,500	—	20,696	20,741	(45)	62,548
Atlanta, GA	MOB	12/30/21	4,900	—	4,772	4,419	353	11,840
Nashville, TN [12]	MOB	12/30/21	54,000	—	53,923	54,072	(149)	74,489
Nashville, TN [12]	MOB	12/30/21	20,500	—	19,833	19,825	8	32,454

			$575,811	$(11,000)	$561,465	$562,824	$9,641	1,540,141
1MOB = medical office building.
2Includes investments in financing receivables and an $8.9 million right-of-use asset related to the Columbus, Ohio transaction.
3The mortgages assumed in the acquisitions do not reflect the fair value adjustments totaling $0.8 million in aggregate recorded by the Company upon acquisition (included in Other).
4Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
5Includes other assets acquired, liabilities assumed, intangibles, and fair value mortgage adjustments recognized at acquisition.
6Represents a single-tenant property.
7The Company acquired a single-tenant net lease property in San Diego, CA in a sale-leaseback transaction which was accounted for as a financing arrangement as required under ASC 842, Leases.
8Includes two properties.
9Includes three properties.
10This sale-leaseback transaction was a multi-tenant lease property. A portion of the transaction totaling $7.4 million was accounted for as a financing receivable and the remaining $8.9 million was accounted for as an imputed lease arrangement. See Note 1 to the Consolidated Financial Statements accompanying this report for more information.
11Includes purchase of an adjoining 2.7 acre land parcel that will be held for development.
12This sale-leaseback transaction was a multi-tenant lease property which was accounted for as a financing arrangement as required under ASC 842, Leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2021 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$275.1	18.0 - 44.0
Investment in financing receivables, net	185.9	0.5 - 34.0
Financing lease right of use assets [1]	8.9	15.0 - 34.0
Land	34.1	—
Land Improvements	8.9	6.0 - 16.0

Intangibles
At-market lease intangibles	58.8	2.6 - 16.6
Above-market lease intangibles (lessor)	3.4	1.9 - 8.1
Below-market lease intangibles (lessor)	(1.4)	3.1 - 21.8
Above-market lease intangibles (lessee)	(0.3)	36.7 - 64.5
Below-market lease intangibles (lessee)	4.7	45.4
Mortgage notes payable assumed, including fair value adjustments	(11.8)

Other assets acquired	0.8
Accounts payable, accrued liabilities and other liabilities assumed	(5.6)
Total cash paid	$561.5
1The Company acquired a building in Columbus, Ohio in a sale lease back transaction totaling $16.3 million, in which $8.9 million was recorded as an imputed lease arrangement and the remaining $7.4 million was recorded as an investment in financing receivables.

Unconsolidated Joint Ventures
The following table details the joint venture acquisitions for the year ended December 31, 2021:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Denver, CO	MOB	3/30/21	$14,375	$14,056	$14,550	$(494)	59,359
Colorado Springs, CO	MOB	4/1/21	7,200	7,288	7,347	(59)	27,510
Los Angeles, CA	MOB	4/8/21	31,335	30,179	30,642	(463)	57,573
San Antonio, TX	MOB	4/30/21	13,600	13,412	13,656	(244)	45,000
Los Angeles, CA	MOB	5/10/21	24,600	24,259	24,147	112	73,078
Colorado Springs, CO [4]	MOB	7/27/21	9,133	9,137	9,135	2	23,956
Denver, CO	MOB	10/21/21	23,000	22,638	23,021	(383)	57,257
San Antonio, TX [5]	MOB	12/10/21	42,300	41,892	42,190	(298)	117,597
San Antonio, TX	MOB	12/29/21	6,094	6,218	6,308	(90)	22,381
San Antonio, TX	MOB	12/29/21	8,850	8,915	8,866	49	30,542

			$180,487	$177,994	$179,862	$(1,868)	514,253
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes purchase of an adjoining 3.0 acre land parcel.
5Includes three properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2022 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2022:

Dollars in thousands	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [2]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Loveland, CO [3,4]	MOB	2/24/22	$84,950	$(45)	$84,905	$40,095	$4	$44,806	150,291
San Antonio, TX [3]	MOB	4/15/22	25,500	(2,272)	23,228	14,381	284	8,563	201,523
GA, FL, PA [5,11]	MOB	7/29/22	133,100	(8,109)	124,991	124,991	—	—	316,739
GA, FL, TX [7,11]	MOB	8/4/22	160,917	(5,893)	155,024	151,819	3,205	—	343,545
Los Angeles, CA [5,9,11]	MOB	8/5/22	134,845	(3,102)	131,743	131,332	411	—	283,780
Dallas, TX [7,10,11]	MOB	8/30/22	114,290	(682)	113,608	113,608	—	—	189,385
Indianapolis, IN [6,12]	MOB	8/31/22	238,845	(5,846)	232,999	84,767	4,324	143,908	506,406
Dallas, TX [3]	MOB	10/4/22	104,025	(5,883)	98,142	38,872	6,436	52,834	291,328
Houston, TX	MOB	10/21/22	32,000	(280)	31,720	10,762	744	20,214	134,910
College Station, TX	MOB	11/10/22	49,177	(3,755)	45,422	44,918	475	28	122,942
El Paso, TX	MOB	12/22/22	55,326	(4,002)	51,324	56,427	(1,897)	(3,205)	110,465
Atlanta, GA [8]	MOB	12/22/22	91,243	(4,326)	86,917	109,051	235	(22,369)	348,416
St. Louis, MO	MOB	12/28/22	18,000	(1,471)	16,529	18,340	4	(1,815)	69,394

			$1,242,218	$(45,666)	$1,196,552	$939,363	$14,225	$242,964	3,069,124
1MOB = medical office building
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3Includes two properties.
4The Company deferred the tax gain through a 1031 exchange and reinvested the proceeds.
5Includes four properties.
6Includes five properties.
7Includes six properties.
8Includes nine properties.
9Values and square feet are represented at 100%. The Company retained a 20% ownership interest in the joint venture with an unrelated third party that purchased these properties.
10Values and square feet are represented at 100%. The Company retained a 40% ownership interest in the joint venture with an unrelated third party that purchased these properties.
11These properties were acquired as part of the Merger and were included as assets held for sale in the purchase price allocation.
12Two of the five properties included in this portfolio were acquired in the Merger and were included as assets held for sale in the purchase price allocation.

Subsequent Dispositions
On January 13, 2023, the Company disposed of two medical office buildings, one in Tampa, Florida and one in Miami, Florida, with a combined total of 224,037 square feet for an aggregate purchase price of $93.3 million.
On January 30, 2023, the Company disposed of a 36,691 square foot medical office building in Dallas, Texas, for a purchase price of $19.2 million. The Company retained a 40% ownership interest in the joint venture that purchased this property.
On February 10, 2023, the Company disposed of a 6,500 square foot medical office building in St. Louis, Missouri for a purchase price of $0.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2021 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2021:

Dollars in thousands	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [2]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Los Angeles, CA [3]	MOB	3/11/21	$26,000	$(555)	$25,445	$6,046	$509	$18,890	73,906
Atlanta, GA	MOB	4/12/21	8,050	(272)	7,778	5,675	151	1,952	19,732
Richmond, VA	MOB	5/18/21	52,000	(314)	51,686	29,414	3,270	19,002	142,856
Gadsden, AL [4]	MOB	5/19/21	5,500	(280)	5,220	5,914	175	(869)	120,192
Dallas, TX [5]	MOB	7/9/21	23,000	(1,117)	21,883	18,733	1,966	1,184	190,160
Chicago, IL	MOB	10/28/21	13,300	(388)	12,912	23,213	706	(11,007)	95,436
Des Moines, IA [6]	MOB	12/8/21	47,000	(901)	46,099	32,312	1,037	12,750	132,617
Aberdeen, SD	MOB	12/22/21	12,750	(299)	12,451	10,337	—	2,114	58,285
Dallas, TX	MOB	12/23/21	800	(103)	697	712	167	(182)	13,818
			$188,400	$(4,229)	$184,171	$132,356	$7,981	$43,834	847,002
1MOB = medical office building
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3Includes two properties sold to a single purchaser in two transactions which closed on March 5 and March 11, 2021.
4Includes three properties.
5Includes four properties and a land parcel sold under a single purchase agreement.
6Includes three properties and two land parcels under a single purchase agreement.

6. Held for Sale
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets. As of December 31, 2022 the Company had one property classified as held for sale, and as of December 31, 2021 the Company had no real estate properties classified as held for sale. The table below reflects the assets and liabilities classified as held for sale as of December 31, 2022 and 2021.

	DECEMBER 31,
Dollars in thousands	2022	2021
Balance Sheet data
Land	$1,700	$—
Buildings and improvements	15,164	—
Lease intangibles	1,986	—
	18,850	—
Accumulated depreciation	—	—
Real estate assets held for sale, net	18,850	—
Other assets, net	43	57
Assets held for sale, net	$18,893	$57

Accounts payable and accrued liabilities	$282	$169
Other liabilities	155	125
Liabilities of properties held for sale	$437	$294

7. Impairment Charges
An asset is impaired when undiscounted cash flows expected to be generated by the asset are less than the carrying value of the asset. The Company must assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or there is a change in circumstances, such as the sale of a property or the decision to sell a property, that indicate that the recorded value might not be fully recoverable.
The Company recorded impairment charges on 12 properties sold and three additional properties associated with completed or planned disposition activity for the year ended December 31, 2022 totaling $54.4 million. The Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

recorded impairment charges on five properties sold and one property being redeveloped for a total of $17.1 million in 2021. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
8. Other Assets and Liabilities
Other Assets
Other assets consist primarily of intangible assets, prepaid assets, real estate notes receivable, straight-line rent receivables, accounts receivable, additional long-lived assets and interest rate swaps. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 are detailed in the table below:

Dollars in thousands	December 31, 2022	December 31, 2021
Real estate notes receivable, net	$99,643	$—
Straight-line rent receivables	88,868	70,784
Prepaid assets	81,900	58,618
Above-market intangible assets, net	80,720	4,966
Accounts receivable, net [1]	47,498	14,072
Additional long-lived assets, net	21,446	20,048
Interest rate swap assets	14,512	—
Other receivables, net	7,169	—
Investment in securities (2)	6,011	—
Debt issuance costs, net	5,977	1,813
Project costs	4,337	5,129
Net investment in lease	1,828	—
Customer relationship intangible assets, net	1,120	1,174
Other	8,961	9,069
	$469,990	$185,673
1This amount is net of allowance for doubtful accounts of $4.0 million
2This amount represents the value of the Company's preferred stock investment in a data analytics platform.
Accounts Payable and Accrued Liabilities
The following table provides details of the items included in "Accounts payable and accrued liabilities" on the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021:

Dollars in thousands	December 31, 2022	December 31, 2021
Accrued property taxes	$78,185	$35,295
Accounts payable and capital expenditures	57,352	17,036
Accrued interest	50,037	12,060
Other operating accruals	58,459	21,717
	$244,033	$86,108
Other Liabilities
The following table provides details of the items included in "Other liabilities" on the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021:

Dollars in thousands	December 31, 2022	December 31, 2021
Below-market intangible liabilities, net	$97,935	$4,931
Deferred revenue	87,325	45,130
Security deposits	28,521	11,116
Interest rate swap liability	4,269	5,917
Other	618	293
	$218,668	$67,387

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

9. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. For additional detail on the Company's debt issuance costs, see Note 10 to the Consolidated Financial Statements. The Company’s intangible assets and liabilities, including assets held for sale and excluding certain debt issuance costs, as of December 31, 2022 and 2021 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2022	2021	2022	2021
Goodwill	$223.2	$3.5	$—	$—	N/A	Goodwill
Credit facility debt issuance costs	6.9	5.1	0.9	3.3	2.9	Other assets, net
Above-market lease intangibles (lessor)	91.5	7.0	10.7	2.0	5.3	Other assets, net
Customer relationship intangibles (lessor)	2.1	2.1	1.0	0.9	20.6	Other assets, net
Below-market lease intangibles (lessor)	(112.5)	(10.1)	(14.6)	(5.1)	5.7	Other liabilities
At-market lease intangibles	1,067.4	213.0	188.3	77.5	5.2	Real estate properties
	$1,278.6	$220.6	$186.3	$78.6	5.3
For the years ended December 31, 2022 and 2021, the Company recognized approximately $133.6 million and $33.7 million of intangible amortization, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2022:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2023	$233.8
2024	197.9
2025	151.1
2026	97.6
2027	64.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

10. Notes and Bonds Payable

	DECEMBER 31,		MATURITY DATES	CONTRACTUAL INTEREST RATES	EFFECTIVE INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2022	2021
$700M Unsecured Credit Facility	$—	$210,000	5/23	LIBOR + 0.90%	N/A	At maturity	Monthly
$1.5B Unsecured Credit Facility	385,000	—	10/25	SOFR + 0.95%	5.27%	At maturity	Monthly
$350M Unsecured Term Loan [1]	349,114	—	7/23	SOFR + 1.05%	5.17%	At maturity	Monthly
$200M Unsecured Term Loan [1]	199,670	199,460	5/24	SOFR + 1.05%	5.17%	At maturity	Monthly
$150M Unsecured Term Loan [1]	149,495	149,376	6/26	SOFR + 1.05%	5.17%	At maturity	Monthly
$300M Unsecured Term Loan [1]	299,936	—	10/25	SOFR + 1.05%	5.17%	At maturity	Monthly
$200M Unsecured Term Loan [1]	199,362	—	7/27	SOFR + 1.05%	5.17%	At maturity	Monthly
$300M Unsecured Term Loan [1]	297,869	—	1/28	SOFR + 1.05%	5.17%	At maturity	Monthly
Senior Notes due 2025 [1]	249,115	249,040	5/25	3.88%	4.12%	At maturity	Semi-annual
Senior Notes due 2026 [1]	571,587	—	8/26	3.50%	4.94%	At maturity	Semi-annual
Senior Notes due 2027 [1]	479,553	—	7/27	3.75%	4.76%	At maturity	Semi-annual
Senior Notes due 2028 [1]	296,852	296,612	1/28	3.63%	3.85%	At maturity	Semi-annual
Senior Notes due 2030 [1]	565,402	—	2/30	3.10%	5.30%	At maturity	Semi-annual
Senior Notes due 2030 [1]	296,385	296,813	3/30	2.40%	2.72%	At maturity	Semi-annual
Senior Notes due 2031 [1]	295,547	295,374	3/31	2.05%	2.25%	At maturity	Semi-annual
Senior Notes due 2031 [1]	632,693	—	3/31	2.00%	5.13%	At maturity	Semi-annual
Mortgage notes payable [2]	84,247	104,650	8/23-12/26	3.31%-4.77%	3.42%-4.84%	Monthly	Monthly
	$5,351,827	$1,801,325
1Balances are shown net of discounts and unamortized issuance costs.
2Balances are shown net of discounts and unamortized issuance costs and include premiums.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2022, the Company was in compliance with its financial covenant provisions under its various debt instruments.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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

	COUPON		PRINCIPAL OUTSTANDING AS OF
Dollars in thousands		FACE VALUE	12/31/2022	12/31/2021
Senior Notes due 2026	3.50%	$600,000	$600,000	$—
Senior Notes due 2027	3.75%	500,000	500,000	—
Senior Notes due 2030	3.10%	650,000	650,000	—
Senior Notes due 2031	2.00%	800,000	800,000	—
		$2,550,000	$2,550,000	$—

The following table reconciles the Company’s aggregate Senior notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021

	DECEMBER 31,
Dollars in thousands	2022	2021
Senior notes principal balance	$3,699,500	$1,150,000
Unaccreted discount	(304,919)	(4,730)
Debt issuance costs	(7,447)	(7,431)
Senior notes carrying amount	$3,387,134	$1,137,839

Credit Facilities
The Unsecured Credit Facility restructured the parties’ existing bank facilities and added additional borrowing capacities for the Company following the Merger. The OP is the borrower under the Unsecured Credit Facility (in such capacity, the “Borrower”).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
•The Credit Facility provides for a new $350.0 million delayed-draw term loan facility that is available to be drawn for 12 months after July 20, 2022 and has an initial maturity date of July 20, 2023, with two one-year extension options. As of December 31, 2022, the $350.0 million Credit Facility was drawn in full. The terms of any delayed draw term loans funded thereunder conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such delayed draw term loans aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
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
The following table reconciles the Company’s aggregate term loan principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.

	DECEMBER 31,
Dollars in thousands	2022	2021
Term loan principal balances	$1,500,000	$350,000
Debt issuance costs	(4,554)	(1,164)
Term Loans carrying amount	$1,495,446	$348,836

$1.125 billion Asset Sale Term Loan
The Company completed its draw of the $1.125 billion asset sale term loan on July 19, 2022. The principal balance was fully repaid on December 30, 2022.
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.

	DECEMBER 31,
Dollars in thousands	2022	2021
Mortgage notes payable principal balance	$84,122	$103,664
Unamortized premium	486	1,720
Unaccreted discount	(38)	(83)
Debt issuance costs	(323)	(651)
Mortgage notes payable carrying amount	$84,247	$104,650

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Mortgage Activity
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
The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [10]	MATURITY DATE	COLLATERAL [11]	PRINCIPAL AND INTEREST PAYMENTS [9]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2022	2022	2021
Commercial Bank [1]	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	—	—	6.1
Life Insurance Co. [2]	11.0	3.64%	5/27	MOB	Monthly/10-yr amort.	—	—	11.6
Life Insurance Co. [3]	12.3	3.86%	8/23	MOB	Monthly/7-yr amort.	25.9	10.0	10.3
Life Insurance Co. [4]	9.0	4.84%	12/23	MOB,OFC	Monthly/10-yr amort.	24.5	6.8	7.1
Life Insurance Co. [5]	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	22.5	11.7	12.0
Life Insurance Co. [6]	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	14.7	5.8	6.0
Financial Services [7]	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	16.6	7.5	7.8
Life Insurance Co. [8]	16.5	3.43%	12/25	MOB,OFC	Monthly/7-yr amort.	39.1	16.2	16.7
Financial Services	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	40.5	8.3	8.7
Life Insurance Co.	19.2	4.08%	12/26	MOB	Monthly/10-yr amort.	44.5	17.9	18.4
						$228.3	$84.2	$104.7
1The Company repaid this loan at the time of disposal in February 2022.
2The Company repaid this loan in February 2022. The Company's unencumbered gross investment was $20.6 million at December 31, 2022.
3The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.
4The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
5The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.
6The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
7The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
8The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.
9Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).
10The contractual interest rates for the eight outstanding mortgage notes ranged from 3.3% to 4.8% as of December 31, 2022.
11MOB-Medical office building; OFC-Office
Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2022 were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2023	$368,880	$(38,805)	$(3,258)	$326,817	6.1%
2024	225,352	(40,922)	(2,211)	182,219	3.4%
2025	951,250	(43,193)	(1,851)	906,206	16.9%
2026	773,640	(41,798)	(1,636)	730,206	13.6%
2027	700,000	(36,192)	(1,518)	662,290	12.4%
2028 and thereafter	2,649,500	(103,561)	(1,850)	2,544,089	47.6%
	$5,668,622	$(304,471)	$(12,324)	$5,351,827	100.0%
1Includes discount accretion and premium amortization related to the Company’s Senior Notes and six mortgage notes payable.
2Excludes approximately $6.0 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

11. Derivative Financial Instruments
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2022, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
During 2020, the Company entered into two treasury rate locks totaling $75.0 million and $40.0 million, respectively. The treasury rate locks were settled for an aggregate amount of $4.3 million concurrent with the Company's issuance of its Senior Notes due 2030. The settlement will be amortized over the 10-year term of the notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

As of December 31, 2022, the Company had interest rate derivatives that were designated as cash flow hedges of interest rate risk. The table below presents the notional value and weighted average rates of the Company's derivative financial instruments as of December 31, 2022 and 2021:

	NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE
EXPIRATION DATE	DECEMBER 31, 2022
January 31, 2023	$300,000	1.42%
January 15, 2024	200,000	1.21%
May 1, 2026	100,000	2.15%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,150,000	2.63%
On February 16, 2023, the Company entered into a swap transaction with a notional amount of $50.0 million and a fixed rate of 4.16%. The swap agreement has an effective date of March 1, 2023 and a termination date of June 1, 2026.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and 2021.

	AS OF DECEMBER 31, 2022		AS OF DECEMBER 31, 2021
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps 2017			Other liabilities	$(420)
Interest rate swaps 2018			Other liabilities	(976)
Interest rate swaps 2019	Other Assets	$13,603	Other liabilities	(4,521)
Interest rate swaps 2022	Other Assets	909		—
Interest rate swaps 2022	Other Liabilities	(4,269)		—
Total derivatives designated as hedging instruments		$10,243		$(5,917)

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) as of December 31, 2022 related to the Company's outstanding interest rate swaps.

	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN OCI on derivatives		AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM OCI INTO INCOME for the year ended December 31,
Dollars in thousands	2022		2022	2021
Interest rate swaps 2017	$302	Interest expense	$118	$527
Interest rate swaps 2018	616	Interest expense	361	1,194
Interest rate swaps 2019	12,964	Interest expense	563	2,157
Interest rate swaps 2022	(3,252)	Interest expense	(109)	—
Settled treasury hedges	—	Interest expense	426	426
Settled interest rate swaps	—	Interest expense	168	168
	$10,630	Total interest expense	$1,527	$4,472
The Company estimates that an additional $10.3 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.

Tabular Disclosure Offsetting Derivatives

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2022. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Assets
	GROSS AMOUNTS of recognized assets	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF ASSETS presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$14,512	$—	$14,512	$(4,269)	$—	$10,243

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(4,269)	$—	$(4,269)	$4,269	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.1 million. As of December 31, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.1 million.

12. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2022, 2021, and 2020 as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Balance, beginning of year	150,457,433	139,487,375	134,706,154
Issuance of common stock	229,618,304	10,899,301	4,637,445
Non-vested share-based awards, net of withheld shares and forfeitures	514,157	70,757	143,776
Balance, end of year	380,589,894	150,457,433	139,487,375

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

At-The-Market Equity Offering Program
The Company has in place an ATM equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has equity distribution agreements with various sales agents with respect to the ATM offering program of common stock with an aggregate sales amount of up to $750.0 million. As of December 31, 2022, $750.0 million remained available for issuance under the current ATM offering program. The Company's previous ATM agreements involving Legacy HR are no longer in effect following the Merger on July 20, 2022. The following table details the Company's at-the-market activity, including any forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
2021	$31.09	9,763,680	10,859,539	727,400	$330.3
2022	$31.73	—	727,400	—	$22.3
Dividends Declared
During 2022, the Company declared and paid common stock dividends aggregating $1.24 per share ($0.31 per share per quarter).
On February 24, 2023, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on March 21, 2023 to stockholders of record on March 7, 2023.

Authorization to Repurchase Common Stock
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of these Consolidated Financial Statements, the Company has not repurchased any shares of its common stock under this authorization.
Accumulated Other Comprehensive Income
During the year ended December 31, 2020, the Company entered into two treasury rate locks that were settled for an aggregate amount of $4.3 million concurrent with the Company’s issuance of its Senior Notes due 2030. This amount will be reclassified out of accumulated other comprehensive over the 10-year term of the notes. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive income impacting net income over the 10-year term of the associated senior note issuance. See Note 11 for more information regarding the Company's derivative instruments.
The following table represents the changes in accumulated other comprehensive income (loss) during the years ended December 31, 2022 and 2021:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2022	2021
Beginning balance	$(9,981)	$(17,832)
Other comprehensive loss before reclassifications	1,531	4,472
Amounts reclassified from accumulated other comprehensive income	10,590	3,379
Net current-period other comprehensive income	12,121	7,851
Ending balance	$2,140	$(9,981)

The following table represents the details regarding the reclassifications from accumulated other comprehensive income (loss) during the year ended December 31, 2022 (dollars in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$594	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	937	Interest Expense
	$1,531

13. Stock and Other Incentive Plans
Stock Incentive Plan
The Legacy HR stockholders approved the Legacy HR Incentive Plan, which authorized the Company to issue 3,500,000 shares of common stock to its employees and directors. The Legacy HR Incentive Plan was replaced as of the merger date by the Incentive Plan. As of December 31, 2022 and 2021, the Company had issued a total of 3,417,696 and 2,386,822 restricted shares under the Incentive Plan and the Legacy HR Incentive Plan, respectively. Unvested awards under the Legacy HR Incentive Plan were assumed according to their existing terms by the Company in connection with the Merger. Non-vested shares issued under the Legacy HR Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares through the vesting period. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2022, 2021 and 2020 from the amortization of the value of shares over the vesting period issued to employees and directors was $13.9 million, $10.4 million and $9.7 million, respectively. The following table represents expected amortization of the Company's non-vested shares issued as of December 31, 2022:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2023	$12.0
2024	10.0
2025	8.3
2026	5.5
2027	0.4
2028 and thereafter	0.1
Total	$36.3

Executive Incentive Plan
The Compensation Committee has adopted an executive incentive plan pursuant to the Incentive Plan (the "Executive Incentive Plan") to provide specific award criteria with respect to incentive awards made under the Incentive Plan subject to the discretion of the Compensation Committee. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash, non-vested stock, restricted stock units ("RSUs"), and units in the OP ("OP Units"). For 2022, 2021 and 2020, compensation expense, included in general and administrative expense, resulting from the amortization of the Executive Incentive Plan non-vested share and RSU grants to officers was approximately $9.8 million, $6.6 million, and $5.9 million, respectively. Details of equity awards that have been issued under this plan are as follows:
•On January 3, 2022, the Company granted non-vested stock awards to its named executive officers, and certain other members of senior management and employees, with a grant date fair value of $7.9 million, which consisted of an aggregate of 249,689 non-vested shares with a five-year vesting period, which will result in an annual compensation expense of $1.6 million for each of 2023, 2024, 2025 and 2026.
•On January 3, 2022, the Company granted RSUs to its named executive officers, and certain other members of senior management and officers, with a grant date fair value of $9.7 million, which consisted of an aggregate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

294,932 RSUs with a three-year performance period and a total five-year vesting period, which will result in an annual compensation expense of $1.9 million for each of 2023, 2024, 2025, and 2026.
•On February 22, 2022, the Company granted a performance-based award to its named executive officers, senior vice presidents, and first vice presidents with a grant date fair value of $3.9 million, which consisted of an aggregate of 126,930 non-vested shares with a five-year vesting period, which will result in an annual compensation expense of $0.8 million for 2023, 2024, 2025 and 2026, and $0.1 million for 2027.
•On December 12, 2022, the Company granted non-vested stock awards to its named executive officers in view of efforts with respect to the merger transaction and integration of the two companies, with a grant date fair value of $2.7 million, which consisted of an aggregate of 140,809 non-vested shares with a three-year vesting period, which will result in an compensation expense of $0.9 million for 2023, 2024 and 2025.
•On January 4, 2023, the Company granted non-vested stock awards to its named executive officers, senior vice presidents, and first vice presidents with a grant date fair value of $4.1 million, which consisted of an aggregate of 205,264 shares with a ratable five-year vesting period, which will result in an annual compensation expense of $0.8 million for 2023, 2024, 2025, 2026 and 2027.
•On January 4, 2023, the Company granted 627,547 in OP units to named executive officers with a three-year performance period and ratable vestings of 50% in year four and 50% in year five. The expense will be recognized on the straight-line basis over the five-year vesting period.
•On January 4, 2023, the Company granted RSUs to certain of its non-executive senior officers consisting of an aggregate of 165,174 RSUs with ratable vestings of 50% in year four and 50% in year five. The expense will be recognized on the straight-line basis over the five-year vesting period

Approximately 43% of the RSUs vest based on two market performance conditions. Relative and absolute total shareholder return ("TSR") awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $30.56 for the absolute TSR component and $41.30 for the relative TSR component for the January 2022 grant using the following assumptions:

Volatility	30.0%
Dividend Assumption	Accrued
Expected term in years	3 years
Risk-free rate	1.02%
Stock price (per share)	$31.68

The remaining 57% of the RSUs vest upon certain operating performance conditions. With respect to the operating performance conditions of the January grant, the grant date fair value was $31.68 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January 2022 RSUs was $33.04 per share.
Long-Term Incentive Program
In the first quarter of 2022, the Company granted a performance-based award to certain non-executive officers under the Long-term Incentive Program adopted under the Legacy HR Incentive Plan (the "LTIP") totaling approximately $0.6 million, which was granted in the form of 19,204 non-vested shares. In the first quarter of 2021, the Company granted a performance-based award to certain non-executive officers under the LTIP totaling approximately $0.6 million, which was granted in the form of 19,679 non-vested shares. The shares have vesting periods ranging from one to eight years with a weighted average vesting period of approximately five years.
For 2022, 2021 and 2020, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.9 million, $1.0 million, and $1.1 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2022, 2021 and 2020, the Company issued 17,381 shares, 21,396 shares and 17,570 shares, respectively, to its officers through the salary deferral plan. For 2022, 2021 and 2020, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.9 million for each year, respectively.
Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the Incentive Plan. The directors’ shares have a one-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. For each of the years 2022, 2021 and 2020, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $1.5 million, $1.2 million, and $1.0 million, respectively.
•On May 13, 2022, the Company granted a non-vested stock award to eight of its directors, with a grant date fair value of $0.8 million, which consisted of an aggregate of 26,840 non-vested shares, with a one-year vesting period.
•On August 2, 2022, the Company granted non-vested stock awards to twelve of its directors, with a grant date fair value of $1.8 million, which consisted of an aggregate of 70,816 non-vested shares, with a vesting period between one and three years.
Other Grants
The Company issued three one-time non-vested share grants related to executive management transition in 2016. For 2022, 2021 and 2020, compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $0.8 million, $0.7 million, and $0.8 million, respectively.
In 2022, the Company made discretionary awards of 5,806 shares of non-vested stock to three employees.
A summary of the activity under the Incentive Plans and related information for the three years in the period ended December 31, 2022 follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2022	2021	2020
Share-based awards, beginning of year	1,562,028	1,766,061	1,754,066
Granted	657,475	203,701	197,999
Vested	(418,949)	(404,777)	(186,004)
Forfeited	(5,426)	(2,957)	—
Share-based awards, end of year	1,795,128	1,562,028	1,766,061

Weighted-average grant date fair value of
Share-based awards, beginning of year	$31.10	$30.51	$29.82
Share-based awards granted during the year	$28.11	$30.86	$30.33
Share-based awards vested during the year	$31.52	$28.38	$23.82
Stock-based awards forfeited during the year	$31.48	$33.04	$—
Share-based awards, end of year	$29.91	$31.10	$30.51

Grant date fair value of shares granted during the year	$18,480	$6,286	$6,006
The vesting periods for the non-vested shares granted during 2022 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2022 of approximately 4.3 years.
During 2022, 2021 and 2020, the Company withheld 137,892 shares, 129,987 shares and 54,223 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $1.2 million for the year ended December 31, 2022, $0.7 million for 2021 and $0.6 million for 2020.
Employee Stock Purchase Plan
The outstanding options relate only to the Legacy HR Employee Stock Purchase Plan, which was terminated in November 2022. No new options will be issued under the Legacy HR Employee Stock Purchase Plan and existing options will expire in March 2024.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized in general and administrative expenses approximately $0.4 million, $0.4 million, and $0.3 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Legacy HR Employee Stock Purchase Plan.
Cash received from employees upon exercising options under the Legacy HR Employee Stock Purchase Plan was approximately $0.4 million for the year ended December 31, 2022, $0.8 million for the year ended December 31, 2021, and $0.7 million for the year ended December 31, 2020.
A summary of the Legacy HR Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2022 is as follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2022	2021	2020
Options outstanding, beginning of year	348,514	341,647	332,659
Granted	255,960	253,200	212,716
Exercised	(20,246)	(30,281)	(21,713)
Forfeited	(102,619)	(71,630)	(42,221)
Expired	(140,633)	(144,422)	(139,794)
Options outstanding and exercisable, end of year	340,976	348,514	341,647

Weighted-average exercise price of
Options outstanding, beginning of year	$25.38	$24.70	$25.59
Options granted during the year	$26.89	$25.16	$28.36
Options exercised during the year	$20.97	$25.03	$24.10
Options forfeited during the year	$21.88	$25.45	$25.29
Options expired during the year	$23.36	$24.17	$23.74
Options outstanding, end of year	$16.38	$25.38	$24.70

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$9.91	$9.05	$8.06
Intrinsic value of options exercised during the year	$75	$165	$101
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$985	$1,997	$1,673
Exercise prices of options outstanding (calculated as of December 31)	$16.38	$25.91	$24.70
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
The fair values for these options were estimated at the date of grant using a Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected dividend yield was based on the expected dividends of the current year as a percentage of the average stock price of the prior year; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

historical volatility of the Company’s common stock; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2022	2021	2020
Risk-free interest rates	0.73%	0.13%	1.58%
Expected dividend yields	3.97%	4.11%	3.69%
Expected life (in years)	1.44	1.43	1.43
Expected volatility	49.0%	48.2%	28.6%
Expected forfeiture rates	85%	85%	85%
14. Earnings Per Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the year ended December 31, 2021 included the effect from the assumed issuance of 0.7 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds of approximately $23.1 million, adjusted for costs to borrow. For the year ended December 31, 2021, 1,682 weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted, as the impact was anti-dilutive. As of and for the year ended December 31, 2022, these forward equity agreements settled and consequently, the Company did not have any remaining shares subject to unsettled forward sale agreements.
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2022.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2022	2021	2020
Weighted average common shares outstanding
Weighted average common shares outstanding	254,296,810	144,411,835	135,666,503
Non-vested shares	(1,940,607)	(1,774,669)	(1,736,358)
Weighted average common shares outstanding - basic	252,356,203	142,637,166	133,930,145

Weighted average common shares outstanding - basic	252,356,203	142,637,166	133,930,145
Dilutive effect of forward equity shares	—	—	6,283
Dilutive effect of OP Units	1,451,599	—	—
Dilutive effect of employee stock purchase plan	65,519	73,062	70,512
Weighted average common shares outstanding - diluted	253,873,321	142,710,228	134,006,940

Net income attributable to common stockholders	$40,897	$66,659	$72,195
Dividends paid on nonvested share-based awards	(2,437)	(2,154)	(2,083)
Net income applicable to common stockholders - basic	$38,460	$64,505	$70,112
Net income attributable to OP Units	81	—	—
Net income applicable to common stockholders - diluted	$38,541	$64,505	$70,112

Basic earnings per common share - net income	$0.15	$0.45	$0.52
Diluted earnings per common share - net income	$0.15	$0.45	$0.52

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

15. Commitments and Contingencies
Re/development Activity
During the year ended December 31, 2022, the Company funded $60.8 million toward development and redevelopment of properties.
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2022, the Company had commitments of approximately $195.1 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included twenty parcels as of December 31, 2022 and seven parcels as of December 31, 2021. The Company’s investments in land held for development totaled approximately $74.3 million as of December 31, 2022 and $24.8 million as of December 31, 2021. The current land held for development is located adjacent to certain of the Company's existing medical office buildings in New York, Massachusetts, California, Connecticut, Florida, North Carolina, Texas, Tennessee, Georgia, Washington, and Colorado.
Security Deposits and Letters of Credit
As of December 31, 2022, the Company held approximately $32.1 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
16. Other Data
Taxable Income (unaudited)
The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.
As a REIT, the Company generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Financial Statements. If the Company fails to qualify as a REIT for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.
Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items.
While Legacy HR was considered the accounting acquirer in the Merger for GAAP purposes, Legacy HR’s separate tax existence ceased with the Merger and Legacy HTA continues as the tax successor. On a tax basis, the Company’s gross real estate assets totaled approximately $13.0 billion as of December 31, 2022. As of December 31, 2021 and 2020 gross real estate assets on a tax basis were $5.0 billion and $4.7 billion for Legacy HR and $8.2 billion and $7.9 billion for Legacy HTA, respectively.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

For the three years ended December 31, 2022, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
	PER SHARE	PER SHARE	PER SHARE
Tax Treatment of Dividends Pre-Merger Healthcare Trust of America
Ordinary income [1]	$0.5862	$0.7920	$0.6976
Return of capital	4.0162	0.4930	0.5582
Capital gain	1.2216	—	0.0092
Common stock distributions	$5.8240	$1.2850	$1.2650

Tax Treatment of Dividends Pre-Merger Healthcare Realty
Ordinary income [1]	$0.2655	$0.7500	$0.7738
Return of capital	0.5555	0.3600	0.1084
Capital gain	—	0.0964	0.3178
Common stock distributions	$0.8210	$1.2064	$1.2000

Tax Treatment of Dividends Post-Merger Healthcare Realty
Ordinary income [1]	$0.0422	$—	$—
Return of capital	0.2889	—	—
Capital gain	0.0879	—	—
Common stock distributions	$0.4190	$—	$—
1Reporting year ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Income.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2022 are detailed in the table below:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2022	2021	2020
State income tax expense
Texas gross margins tax	$1,693	$564	$546
Other	151	8	8
Total state income tax expense	$1,844	$572	$554
State income tax payments, net of refunds and collections	$1,834	$560	$557
17. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash, cash equivalents and restricted cash - The carrying amount approximates fair value.
•Borrowings under the Unsecured Credit Facility, Unsecured Term Loan due 2024 and Unsecured Term Loan due 2026 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
•Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.
•Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

•Interest rate swap agreements - Interest rate swap agreements are recorded in other assets on the Company's Consolidated Balance Sheets at fair value. Fair value, using level 2 inputs, is estimated by utilizing pricing models that consider forward yield curves and discount rates.
The table below details the fair value and carrying values for our other financial instruments as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$5,351.8	$5,149.6	$1,801.3	$1,797.4
Real estate notes receivable [1]	$99.6	$99.6	$—	$—
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of December 31, 2022.
18. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with affiliates in relation to the management and leasing of its real estate assets, including real estate assets owned through joint ventures.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting
On July 20, 2022, the Merger of Legacy HR and Legacy HTA was completed, and the Company is currently integrating Legacy HTA into its operations, compliance program and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Legacy HTA makes up 65% of the Company's total assets and 38% of total revenue. Based on the significance of the acquisition, the Company has excluded the acquired operations of Legacy HTA from management's assessment of internal control over financial reporting for the twelve months ended December 31, 2022. Excluding the Merger, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting, excluding Legacy HTA, as of December 31, 2022 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Healthcare Trust of America, Inc. (“Legacy HTA”), which was acquired on July 20, 2022, and which is included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. Legacy HTA constituted 65% of total assets as of December 31, 2022, and 38% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Legacy HTA because of the timing of the acquisition which was completed on July 20, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Legacy HTA.
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

/s/ BDO USA, LLP

Nashville, Tennessee
March 1, 2023
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Todd J. Meredith	48	President and Chief Executive Officer
J. Christopher Douglas	47	Executive Vice President and Chief Financial Officer
John M. Bryant, Jr.	56	Executive Vice President and General Counsel
Robert E. Hull	50	Executive Vice President - Investments
Julie F. Wilson	51	Executive Vice President - Operations
Mr. Meredith was appointed President and Chief Executive Officer effective December 30, 2016. He served as the Company's Executive Vice President - Investments from February 2011 until December 30, 2016 and was responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. Prior to February 2011, he led the Company’s development activities as a Senior Vice President. Before joining the Company in 2001, Mr. Meredith worked in investment banking.
Mr. Douglas was appointed Chief Financial Officer effective March 1, 2016 and has been employed by the Company since 2003. He served as the Company’s Senior Vice President, Acquisitions and Dispositions managing the Company’s acquisition and disposition team from 2011 until March 1, 2016.  Prior to that, Mr. Douglas served as Senior Vice President, Asset Administration, administering the Company’s master lease portfolio and led a major disposition strategy in 2007.  Mr. Douglas has a background in commercial and investment banking.
Mr. Bryant became the Company’s General Counsel in November 2003. From April 2002 until November 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
Mr. Hull was appointed Executive Vice President - Investments effective January 1, 2017 and has been employed by the Company since 2004. He served as Senior Vice President - Investments from March 2011 until January 2017, managing the Company's development and acquisition activity. Prior to that, Mr. Hull served in various capacities on the Company's investments team. Before joining the Company, Mr. Hull worked in the senior living and commercial banking industries.
Ms. Wilson was appointed Executive Vice President - Operations effective July 1, 2021 and has been employed by the Company since 2001. She previously served as Senior Vice President - Leasing and Management from March 2008 until July 2021. Prior to that, Ms. Wilson worked in the leasing, property management and investments groups. Before joining the Company, Ms. Wilson worked in investment banking and commercial real estate brokerage.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, as well as all directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations, Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the

Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s website.
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
Information with respect to the Company’s policy relating to stockholder recommendations of director candidates is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2023 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference, except with respect to the disclosure under the heading "Executive Compensation - Pay Versus Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is BDO USA, LLP, Nashville, TN, PCAOB ID#243.
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2023 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2022 and December 31, 2021.
•Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
•Consolidated Statements of Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
•Notes to Consolidated Financial Statements.

2. Financial Statement Schedules
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

EXHIBIT NUMBER		DESCRIPTION OF EXHIBITS
2.1	—
Agreement and Plan of Merger, dated as of February 28, 2022, by and among Healthcare Realty Trust Incorporated (now known as HRTI, LLC), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), Healthcare Trust of America Holdings, L.P. (now known as Healthcare Realty Holdings, L.P.), and HR Acquisition 2, LLC. [1]

3.1	—	Fifth Articles of Amendment and Restatement of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), effective March 22, 2014.[2]
3.2	—	Articles of Amendment of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), effective December 15, 2014.[3]
3.3	—	Articles of Amendment of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), effective July 20, 2022.[4]
3.4	—	Articles Supplementary of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated) effective July 14, 2017.[5]
3.5	—	Fourth Amended and Restated Bylaws of Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated).[6]

3.6	—	Certificate of Amendment to Certificate of Limited Partnership of Healthcare Trust of America Holdings, L.P. (now known as Healthcare Realty Holdings, L.P.)[4]
4.1	—	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. [3]
4.2	—
Indenture, dated as of March 28, 2013, among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated) and U.S. Bank National Association, as trustee, including the form of 3.70% Senior Notes due 2023 and the guarantee thereof.[7]

4.3	—
2026 Notes Indenture, dated as of July 12, 2016 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.50% Senior Notes due 2026 and the guarantee thereof.[8]

4.4	—
2027 Notes Indenture, dated as of June 8, 2017 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.75% Senior Notes due 2027 and the guarantee thereof.[9]

4.5	—
2030 Notes Indenture, dated as of September 16, 2019 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.10% Senior Notes due 2030 and the guarantee thereof.[10]

4.6	—
2031 Notes Indenture, dated as of September 28, 2020 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 2.00% Senior Notes due 2031 and the guarantee thereof.[11]

4.7	—	Indenture, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.8	—	Supplemental Indenture No. 1, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.9	—	Supplemental Indenture No. 2, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.10	—	Supplemental Indenture No. 3, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.11	—	Supplemental Indenture No. 4, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.12	—	Tenth Supplemental Indenture, dated as of July 22, 2022, by and between HRTI, LLC and Truist Bank. [4]
4.13	—	3.875% Senior Notes due 2025.[4]
4.14	—	3.625% Senior Notes due 2028 (No. 2028-1).[4]
4.15	—	3.625% Senior Notes due 2028 (No. 2028-2).[4]
4.16	—	2.400% Senior Notes due 2030 (No. 2030-1).[4]
4.17	—	2.400% Senior Notes due 2030 (No. 2030-2).[4]
4.18	—	2.050% Senior Notes due 2031.[4]
4.19	—	Guarantee of 2025 Note.[4]
4.20	—	Guarantee of 2028 Note.[4]
4.21	—	Guarantee of 2030 Note.[4]
4.22	—	Guarantee of 2031 Note.[4]
10.1	—
Term Loan Agreement, dated as of May 13, 2022, among Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), the lenders named therein, and J.P. Morgan Chase Bank, N.A., as administrative agent for such lenders.[12]

10.2	—
Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 2022, by and among Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), the lenders named therein, and Wells Fargo Bank, National Association.[4]

10.3	—	Contribution and Assignment Agreement, dated as of July 20, 2022, by and between Healthcare Realty Trust Incorporated and Healthcare Realty Holdings, L.P.[4]
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, by and between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.5	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]

10.6	—	Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 18, 2022, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[15]
10.7	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[16]
10.8	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.9	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.10	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.11	—	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[15]
10.12	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[17]
10.13	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.14	—	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[15]
10.15	—	Amended and Restated Employment Agreement, dated July 1, 2021, between Julie F. Wilson and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[18]
10.16	—	Executive Incentive Program, dated August 1, 2022.[19]
10.17	—	Second Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.).[4]
10.18	—	Form of LTIP Award Agreement (CEO Version).[20]
10.19	—	Form of LTIP Award Agreement (Executive Version).[20]
10.20	—	Form of LTIP Award Agreement (Director Version).[20]
10.21	—	Form of Indemnification Agreement for Directors.[21]
10.22	—	Restricted Stock Award Certificate.[22]
10.23	—	Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated) Amended and Restated 2006 Incentive Plan, dated April 29, 2021.[23]
10.24	—	Form of LTIP Award Agreement. (filed herewith)
21	—	Subsidiaries of the Registrant. (filed herewith)
23	—	Consent of BDO USA, LLP, independent registered public accounting firm. (filed herewith)
31.1	—
Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	—
Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)
104	—	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
1Filed as an exhibit to Legacy HTA’s (File No. 001-35568) Form 8-K filed with the SEC on March 1, 2022 and hereby incorporated by reference.
2Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on March 11, 2014 and hereby incorporated by reference.
3Filed as an exhibit to Legacy HTA’s (File No. 001-35568) Form 8-K filed with the SEC on December 16, 2014 and hereby incorporated by reference.
4Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on July 26, 2022 and hereby incorporated by reference.
5Filed as an exhibit to Legacy HTA’s (File No. 001-35568) Form 8-K filed with the SEC on July 14, 2017 and hereby incorporated by reference.
6Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on April 29, 2020 and hereby incorporated by reference.
7Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on March 28, 2013 and hereby incorporated by reference.
8Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on July 12, 2016 and hereby incorporated by reference.

9Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on June 13, 2017 and hereby incorporated by reference.
10Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on September 16, 2019 and hereby incorporated by reference.
11Filed as an exhibit to Legacy HTA's (File No. 001-35568 Form 8-K filed with the SEC on September 28, 2020 and hereby incorporated by reference.
12Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on May 16, 2022 and hereby incorporated by reference.
13Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016 and hereby incorporated by reference.
14Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 and hereby incorporated by reference.
15Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 and hereby incorporated by reference.
16Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2016 filed with the SEC on February 15, 2017 and hereby incorporated by reference.
17Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 8-K filed with the SEC on February 2, 2016 and hereby incorporated by reference.
18Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 4, 2021 and hereby incorporated by reference.
19Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on August 5, 2022 and hereby incorporated by reference.
20Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on May 18, 2012 and hereby incorporated by reference.
21Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on December 22, 2010 and hereby incorporated by reference.
22Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017 and hereby incorporated by reference.
23Included as Appendix A to Legacy HTA's (File No. 001-35568) Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.4)
2.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company (filed as Exhibit 10.5)
3.Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 22, 2022, between Todd J. Meredith and the Company (filed as Exhibit 10.6)
4.Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.7)
5.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.8)
6.Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.9)
7.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company (filed as Exhibit 10.10)
8.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between Robert E. Hull and the Company (filed as Exhibit 10.11)
9.Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.12)
10.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company (filed as Exhibit 10.13)
11.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between J. Christopher Douglas and the Company (filed as Exhibit 10.14)
12.Amended and Restated Employment Agreement between the Company and Julie F. Wilson, dated July 1, 2021 (filed as Exhibit 10.15)
13.Executive Incentive Program (filed as Exhibit 10.16)
14.Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.21)

15.Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated) Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (filed as Exhibit 10.23)
16.Form of Healthcare Realty Trust Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.22)
17.Form of LTIP Award Agreement (filed as Exhibit 10.24)

Item 16. Form 10-K Summary
None.

SIGNATURES AND SCHEDULES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President, Chief Executive Officer, and Director
March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd J. Meredith	President, Chief Executive Officer and Director	March 1, 2023
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	March 1, 2023
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	March 1, 2023
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ John V. Abbott	Director	March 1, 2023
John V. Abbott

/s/ Nancy H. Agee	Director	March 1, 2023
Nancy H. Agee

/s/ W. Bradley Blair, II	Director	March 1, 2023
W. Bradley Blair, II

/s/ Vicki U. Booth	Director	March 1, 2023
Vicki U. Booth

/s/ Edward H. Braman	Director	March 1, 2023
Edward H. Braman

/s/ Ajay Gupta	Director	March 1, 2023
Ajay Gupta

/s/ James J. Kilroy	Director	March 1, 2023
James J. Kilroy

/s/ Jay P. Leupp	Director	March 1, 2023
Jay P. Leupp

/s/ Peter F. Lyle	Director	March 1, 2023
Peter F. Lyle

/s/ Constance B. Moore	Director	March 1, 2023
Constance B. Moore

/s/ John Knox Singleton	Director	March 1, 2023
John Knox Singleton

/s/ Christann M. Vasquez	Director	March 1, 2023
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2022	Accounts receivable allowance	$654	$3,306	$—	$6	$3,954
2021	Accounts receivable allowance	$604	$72	$—	$22	$654
2020	Accounts receivable allowance	$418	$207	$—	$21	$604

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	PERSONAL PROPERTY	2, 3, 5 TOTAL PROPERTY	1, 3 ACCUMULATED DEPRECIATION	4 ENCUMBRANCES	5 DATE ACQUIRED	DATE CONST.
Dallas, TX	45	$95,647	$1,063	$96,710	$1,081,969	$129,495	$1,211,464	$551	$1,308,725	$202,031	$—	2003-2022	1974-2021
Seattle, WA	29	59,412	4,883	64,295	558,280	78,330	636,610	726	701,631	164,423	—	2008-2022	1974-2018
Los Angeles, CA	23	95,360	3,164	98,524	436,629	55,941	492,570	453	591,547	129,663	38,373	1993-2022	1959-2018
Boston, MA	18	128,904	—	128,904	456,963	2,173	459,136	—	588,040	13,513	—	2022	1860-2019
Charlotte, NC	32	35,366	36	35,402	454,299	25,616	479,915	105	515,422	95,363	—	2008-2022	1961-2018
Houston, TX	34	82,539	2,850	85,389	669,553	27,966	697,519	57	782,965	63,486	—	1993-2022	1974-2018
Miami, FL	23	72,304	60	72,364	429,781	17,413	447,194	105	519,663	52,920	—	1994-2022	1954-2021
Atlanta, GA	28	45,220	4,159	49,379	463,963	9,519	473,482	95	522,956	63,773	15,778	2017-2022	1960-2014
Tampa, FL	20	30,790	743	31,533	419,354	(5,061)	414,293	33	445,859	18,991	—	1994-2022	1954-2015
Denver, CO	33	70,478	6,220	76,698	491,881	51,208	543,089	609	620,396	65,123	6,818	2010-2022	1942-2020
Raleigh, NC	27	52,954	3,666	56,620	394,574	6,231	400,805	9	457,434	15,566	—	2019-2022	1977-2020
Phoenix, AZ	35	20,257	5	20,262	448,657	18,836	467,493	425	488,180	30,281	—	2007-2022	1971-2006
Chicago, IL	7	32,374	—	32,374	271,285	15,995	287,280	81	319,735	28,243	—	2004-2022	1970-2017
Indianapolis, IN	36	52,180	—	52,180	292,372	5,437	297,809	13	350,002	19,705	—	2019-2022	1988-2013
Hartford, CT	30	43,326	—	43,326	234,702	1,150	235,852	—	279,178	8,015	—	2022	1955-2017
Nashville, TN	12	41,291	2,057	43,348	272,122	84,395	356,517	1,424	401,289	92,720	—	2004-2022	1976-2021
New York, NY	14	64,402	—	64,402	192,029	2,220	194,249	—	258,651	4,771	—	2022	1920-2014
Austin, TX	13	25,718	1,346	27,064	261,585	28,675	290,260	142	317,466	40,363	—	2007-2022	1972-2015
Orlando, FL	8	20,698	10	20,708	198,719	3,556	202,275	1	222,984	11,654	—	1998-2022	1988-2009
Memphis, TN	11	12,811	1,090	13,901	118,426	70,325	188,751	317	202,969	60,624	—	1999-2022	1982-2021
Other (51 markets)	210	315,986	10,276	326,262	3,324,552	205,043	3,529,595	1,223	3,857,080	457,572	23,728	1993-2022
Total real estate	688	1,398,017	41,628	1,439,645	11,471,695	834,463	12,306,158	6,369	13,752,172	1,638,800	84,697
Land held for develop.	—	74,265	—	74,265	—	—	—	—	74,265	1,183	—
Construction in Progress	—	—	—	—	35,560	—	35,560	—	35,560	—	—
Corporate property	—	1,853	—	1,853	1,787	1,240	3,027	5,538	10,418	5,288	—
Financing lease right-of-use assets	—	—	—	—	—	—	—	—	83,824	—	—
Investment in financing receivables, net	—	—	—	—	—	—	—	—	120,236	—	—
Total properties	688	1,474,135	$41,628	$1,515,763	$11,509,042	$835,703	$12,344,745	$11,907	$14,076,475	$1,645,271	$84,697
1Includes one asset held for sale at 12/31/22 of approximately $18.9 million.
2Total properties as of December 31, 2022 have an estimated aggregate total cost of $13.0 billion for federal income tax purposes.
3Depreciation is provided for on a straight-line basis on buildings and improvements over 3.0 to 49.0 years, lease intangibles over 1.2 to 99.0 years, personal property over 3.0 to 20.0 years, and land improvements over 2.0 to 39.0 years.
4Includes unamortized premium of $0.5 million and unaccreted discount of $38 thousand and debt issuance costs of $0.3 million as of December 31, 2022.
5Includes merger of Healthcare Trust of America, Inc. buildings, acquired in 2022.
6Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2022, 2021 and 2020 follows:

	YEAR ENDED DEC. 31, 2022		YEAR ENDED DEC. 31, 2021		YEAR ENDED DEC. 31, 2020
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning balance	$5,104,942	$1,338,743	$4,670,226	$1,249,679	$4,359,993	$1,121,102
Additions during the period
Real estate acquired	9,780,070	241,285	374,912	7,668	430,205	8,313
Other improvements	219,783	205,703	103,035	191,875	80,462	178,636
Land held for development	49,416	—	2,021	—	2,579	282
Construction in progress	31,586	—	3,974	—	—	—
Investment in financing receivable, net	(66,509)	—	186,745	—	—	—
Financing lease right-of-use assets, net	52,249	—	11,909	—	19,667	—
Corporate Properties	3,640	236	—	—	—	—
Retirement/dispositions
Real estate	(1,098,702)	(140,696)	(247,880)	(110,479)	(222,680)	(58,654)
Ending balance	$14,076,475	$1,645,271	$5,104,942	$1,338,743	$4,670,226	$1,249,679

Schedule IV – Mortgage Loans on Real Estate Assets as of December 31, 2022

Dollars in thousands		Final Maturity Date	Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage loan on real estate located in:
Texas	7.00%	12/31/2023	(1)	$—	$31,150	$30,552	$—
Florida	6.00%	2/27/2026	(2)	$—	13,062	12,988	—
Mezzanine loans on real estate located in:
Texas	8.00%	6/24/2024	(3)	—	54,119	51,052	—
North Carolina	8.00%	12/22/2024	(4)	—	6,000	5,493	—
Total real estate notes receivable				$—	$104,331	$100,085	$—
Accrued interest receivable				—	—	758	—
Deferred fee				—	—	(1,200)	—
Total real estate notes receivable, net				$—	$104,331	$99,643	$—

1 Twelve-month prefunded interest reserve, with principal sum and interest on unpaid principal due on the maturity date.
2 Construction loan up to $65 million with periodic disbursements. Interest only payments due with principal and any unpaid interest due on the maturity date.
3 Interest is accrued and funded utilizing interest reserves, funded through payment-in-kind interest, until such time the interest reserve is fully funded. Thereafter, interest only payments due with principal and any unpaid interest due on the maturity date.
4 Capitalized interest through maturity, with outstanding principal and accrued interest due on the maturity date.
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Balance as of the beginning of the year	$—	$—	$—
Additions:
Fair value real estate notes assumed	74,819	—	—
New real estate notes	23,325	—	—
Capitalized interest	1,499	—	—
Accretion of fees and other items	—	—	—
Deductions:
Collection of real estate loans	—	—	—
Deferred fees and other items	—	—	—
Balance as of the end of the year	$99,643	$—	$—
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.