Form 10-Q
period 2023-03-31
Healthcare Realty Trust Inc
filed 2023-05-09
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of May 2, 2023, the Registrant had 380,816,937 shares of Common Stock outstanding.

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
For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR for periods prior to the closing of the Merger and thereafter to the combined company after giving effect to the Merger.
In addition, the OP has issued unsecured notes described in Note 6 to our Condensed Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.8% owned by the Company. Effective January 4, 2021, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of the OP have not been presented.
Additionally, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for the OP because the assets, liabilities, and results of operations of the OP are not materially different than the corresponding amounts in the Company's consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2023	DECEMBER 31, 2022
Real estate properties
Land	$1,412,805	$1,439,798
Buildings and improvements	11,196,297	11,332,037
Lease intangibles	929,008	959,998
Personal property	11,945	11,907
Investment in financing receivable, net	120,692	120,236
Financing lease right-of-use assets	83,420	83,824
Construction in progress	42,615	35,560
Land held for development	69,575	74,265
Total real estate properties	13,866,357	14,057,625
Less accumulated depreciation and amortization	(1,810,093)	(1,645,271)
Total real estate properties, net	12,056,264	12,412,354
Cash and cash equivalents	49,941	60,961
Assets held for sale, net	3,579	18,893
Operating lease right-of-use assets	336,112	336,983
Investments in unconsolidated joint ventures	327,746	327,248
Goodwill	260,822	223,202
Other assets, net	534,420	469,990
Total assets	$13,568,884	$13,849,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$5,361,699	$5,351,827
Accounts payable and accrued liabilities	155,210	244,033
Liabilities of assets held for sale	277	437
Operating lease liabilities	279,637	279,895
Financing lease liabilities	73,193	72,939
Other liabilities	232,029	218,668
Total liabilities	6,102,045	6,167,799
Commitments and contingencies
Redeemable non-controlling interests	2,000	2,014
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 380,816 and 380,590 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,808	3,806
Additional paid-in capital	9,591,194	9,587,637
Accumulated other comprehensive (loss) income	(8,554)	2,140
Cumulative net income attributable to common stockholders	1,219,930	1,307,055
Cumulative dividends	(3,447,750)	(3,329,562)
Total stockholders' equity	7,358,628	7,571,076
Non-controlling interest	106,211	108,742
Total equity	7,464,839	7,679,818
Total liabilities and equity	$13,568,884	$13,849,631
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2023	2022
Revenues
Rental income	$324,093	$138,489
Interest income	4,214	1,930
Other operating	4,618	2,475
	332,925	142,894
Expenses
Property operating	122,040	57,464
General and administrative	14,935	11,036
Acquisition and pursuit costs	287	1,303
Merger-related costs	4,855	6,116
Depreciation and amortization	184,479	54,041
	326,596	129,960
Other income (expense)
Gain on sales of real estate properties	1,007	44,784
Interest expense	(63,759)	(13,661)
Loss on extinguishment of debt	—	(1,429)
Impairment of real estate properties and credit loss reserves	(31,422)	25
Equity loss from unconsolidated joint ventures	(780)	(345)
Interest and other income (expense), net	547	(81)
	(94,407)	29,293
Net (loss) income	$(88,078)	$42,227
Net loss attributable to non-controlling interests	953	—
Net (loss) income attributable to common stockholders	$(87,125)	$42,227

Basic earnings per common share	$(0.23)	$0.28
Diluted earnings per common share	$(0.23)	$0.28

Weighted average common shares outstanding - basic	378,840	148,963
Weighted average common shares outstanding - diluted	378,840	149,051

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2023 and 2022
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2023	2022
Net (loss) income	$(88,078)	$42,227
Other comprehensive income
Interest rate swaps
Reclassification adjustments for (gains) losses included in net income (interest expense)	(2,284)	1,086
(Losses) gains arising during the period on interest rate swaps	(8,541)	5,159
	(10,825)	6,245
Comprehensive (loss) income	(98,903)	48,472
Less: comprehensive loss attributable to non-controlling interests	1,084	—
Comprehensive (loss) income attributable to common stockholders	$(97,819)	$48,472
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818
Issuance of common stock, net of issuance costs	—	51	—	—	—	51	—	51
Common stock redemptions	(1)	(1,483)	—	—	—	(1,484)	—	(1,484)
Share-based compensation	3	4,989	—	—	—	4,992	—	4,992
Net loss	—	—	—	(87,125)	—	(87,125)	(953)	(88,078)
Reclassification adjustments for gains included in net income (interest expense)	—	—	(2,256)	—	—	(2,256)	(28)	(2,284)
Gains arising during the period on interest rate swaps	—	—	(8,438)	—	—	(8,438)	(103)	(8,541)
Dividends to common stockholders ($0.31 per share)	—	—	—	—	(118,188)	(118,188)	(1,447)	(119,635)
Balance at March 31, 2023	$3,808	$9,591,194	$(8,554)	$1,219,930	$(3,447,750)	$7,358,628	$106,211	$7,464,839

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116	$—	$2,185,116
Issuance of common stock, net of issuance costs	7	22,654	—	—	—	22,661	—	22,661
Common stock redemptions	—	(206)	—	—	—	(206)	—	(206)
Share-based compensation	4	3,695	—	—	—	3,699	—	3,699
Net income	—	—	—	42,227	—	42,227	—	42,227
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,086	—	—	1,086	—	1,086
Losses arising during the period on interest rate swaps	—	—	5,159	—	—	5,159	—	5,159
Dividends to common stockholders ($0.31 per share)	—	—	—	—	(46,860)	(46,860)	—	(46,860)
Balance at March 31, 2022	$1,516	$3,999,060	$(3,736)	$1,308,385	$(3,092,343)	$2,212,882	$—	$2,212,882

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	THREE MONTHS ENDED March 31,
	2023	2022
Net (loss) income	$(88,078)	$42,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,479	54,041
Other amortization	11,104	1,192
Share-based compensation	4,992	3,699
Amortization of straight-line rent receivable (lessor)	(9,783)	(1,587)
Amortization of straight-line rent on operating leases (lessee)	1,537	378
Gain on sales of real estate properties	(1,007)	(44,784)
Loss on extinguishment of debt	—	1,429
Impairment of real estate properties and credit loss reserves	31,422	(25)
Equity loss from unconsolidated joint ventures	780	345
Distributions from unconsolidated joint ventures	2,542	—
Non-cash interest from financing and notes receivable	(1,385)	(199)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(8,360)	(2,563)
Accounts payable and accrued liabilities	(66,954)	(12,212)
Other liabilities	7,901	1,830
Net cash provided by operating activities	69,190	43,771

INVESTING ACTIVITIES
Acquisitions of real estate	(30,725)	(121,964)
Development of real estate	(6,707)	(3,754)
Additional long-lived assets	(60,159)	(23,326)
Funding of mortgages and notes receivable	(6,230)	—
Investments in unconsolidated joint ventures	(3,824)	(49,598)
Investment in financing receivable	(302)	492
Proceeds from sales of real estate properties and additional long-lived assets	149,171	84,883
Proceeds from notes receivable repayments	336	—
Net cash provided by (used in) investing activities	41,560	(113,267)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	—	124,000
Repayments of notes and bonds payable	(667)	(17,573)
Redemption of notes and bonds payable	—	(2,184)
Dividends paid	(118,052)	(46,768)
Net proceeds from issuance of common stock	51	22,649
Common stock redemptions	(1,729)	(852)
Distributions to non-controlling interest holders	(1,272)	—
Payments made on finance leases	(101)	(257)
Net cash (used in) provided by financing activities	(121,770)	79,015

(Decrease) increase in cash and cash equivalents	(11,020)	9,519
Cash and cash equivalents at beginning of period	60,961	13,175
Cash and cash equivalents at end of period	$49,941	$22,694

Supplemental Cash Flow Information
Interest paid	$75,082	$16,227
Mortgage note receivable taken in connection with sale of real estate	$45,000	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$28,138	$13,516
Capitalized interest	$570	$38
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2023, the Company had gross investments of approximately $13.9 billion in 681 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property. The Company's 681 real estate properties are located in 35 states and total approximately 39.9 million square feet. The Company provided leasing and property management services to approximately 39.5 million square feet nationwide. As of March 31, 2023, the Company had a weighted average ownership interest of approximately 44% in 34 real estate properties held in joint ventures. See Note 3 below for more details regarding the Company's unconsolidated joint ventures. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the Company's Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm’s review.
Basis of Presentation
For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR for periods prior to the closing of the Merger and thereafter to Legacy HR and Legacy HTA as the combined company after giving effect to the Merger. The Merger is described in more detail in Note 2 to these Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein and specific disclosures incorporated as a result of the Merger, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. All material intercompany transactions and balances have been eliminated in consolidation.
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2023 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Accounting Standards Codification (“ASC”) Topic 810, Consolidation broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary, with any minority interests reflected as non-controlling interests or redeemable non-controlling interests in the accompanying Condensed Consolidated Financial Statements.
The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk, the disposition of all or a portion of an interest held by the primary beneficiary, or changes in facts and circumstances

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
Healthcare Realty Holdings, L.P. (the "OP") is 98.8% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2023, there were approximately 4.7 million, or 1.2%, of OP Units issued and outstanding held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the interests in the OP.
As of March 31, 2023, the Company had three consolidated VIEs in addition to the OP where it is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	MARCH 31, 2023
Assets:
Net real estate investments	$48,079
Cash and cash equivalents	1,517
Receivables and other assets	2,339
Total assets	$51,935
Liabilities:
Accrued expenses and other liabilities	$12,010
Total equity	39,925
Total liabilities and equity	$51,935
As of March 31, 2023, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economics to direct the activities of the VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$30,839	$31,150
2021	Charlotte, NC [1]	Note receivable	5,639	6,000
2022	Texas [2]	Joint venture	66,038	66,038
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

As of March 31, 2023, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 3 below for more details regarding the Company's unconsolidated joint ventures.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with Accounting Standards Codification Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheet. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of March 31, 2023, the Company had redeemable non-controlling interests of $2.0 million.
Investments in Leases - Financing Receivables, Net
In accordance with ASC 842, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables”.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of March 31, 2023, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $147.3 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of MARCH 31, 2023
Mezzanine loan
Texas	6/24/2021	6/24/2024	8.00%	54,119	54,119

Mortgage loans
Texas	6/30/2021	12/31/2023	7.00%	31,150	31,150
North Carolina	12/22/2021	12/22/2024	8.00%	6,000	6,000
Florida	5/17/2022	2/27/2026	6.00%	65,000	19,367
California	3/30/2023	3/29/2026	6.00%	45,000	45,000
				$147,150	$101,517
Accrued interest					1,428
Allowance for credit losses					(5,196)
Fair-value discount and fees					(4,542)
					$147,326

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Allowance for Credit Losses
Pursuant to ASC Topic 326, Financial Instruments - Credit Losses, the Company adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. The Company utilizes a probability of default method approach for estimating current expected credit losses and evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers industry and economic conditions, credit enhancements, liquidity, and other factors.
In its assessment of current expected credit losses for real estate notes receivable, the Company utilizes past payment history of its borrowers, current economic conditions, and forecasted economic conditions through the maturity date of each note to estimate a probability of default and a resulting loss for each real estate note receivable. During the three months ended March 31, 2023, the Company determined that the risk of credit loss on its mezzanine loans was no longer remote. Consequently, the Company recorded a credit loss reserve of $5.2 million for the three months ended March 31, 2023.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	March 31, 2023	December 31, 2022

Allowance for credit losses, beginning of period	$—	$—
Credit loss reserves	$5,196	—
Allowance for credit losses, end of period	$5,196	$—
Interest Income
Income from Lease Financing Receivables
For the three months ended March 31, 2023, the Company recognized the related income from two financing receivables totaling $1.5 million based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease agreement.
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
Income from Real Estate Notes Receivable
During the three months ended March 31, 2023, the Company recognized interest income of $2.0 million related to real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. As of March 31, 2023, the Company placed two of its real estate notes receivable with a principal balance of $54.1 million on non-accrual status and accordingly did not recognize any interest income for the quarter.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2023	2022
Type of Revenue
Parking income	$2,391	$1,753
Management fee income [1]	1,973	655
Miscellaneous	254	67
	$4,618	$2,475
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
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HTA was considered the legal acquirer and Legacy HR was considered the accounting acquirer based on various factors, including, but not limited to: (i) the composition of the board of directors of the combined company following the Merger, (ii) the composition of senior management of the combined company following the Merger, and (iii) the premium transferred to the Legacy HTA stockholders. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Company.
The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, the assets acquired and the liabilities assumed and non-controlling interests, if any, to be recognized at their acquisition date fair value.
The implied consideration transferred on the Closing Date is as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
(a) The number of shares of Legacy HTA Common Stock presented above was based on 228,857,717 total shares of Legacy HTA Common Stock outstanding as of the Closing Date, less 192 HTA fractional shares that were cancelled in lieu of cash and less 336,535 shares of Legacy HTA restricted stock (net of 215,764 shares of Legacy HTA restricted stock withheld). For accounting purposes, these shares were converted to Legacy HR Common Stock, at an exchange ratio of 1.00 share of Legacy HR Common Stock per share of Legacy HTA Common Stock.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Dollars in thousands	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE	MEASUREMENT PERIOD ADJUSTMENTS	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE (as adjusted)
ASSETS
Real estate investments
Land	$985,926	$6,285	$992,211
Buildings and improvements	6,960,418	(121,413)	6,839,005
Lease intangible assets(a)	831,920	1,847	833,767
Financing lease right-of-use assets	9,874	3,146	13,020
Construction in progress	10,071	(6,744)	3,327
Land held for development	46,538	—	46,538
Total real estate investments	$8,844,747	$(116,879)	$8,727,868
Assets held for sale, net	707,442	(7,946)	699,496
Investments in unconsolidated joint ventures	67,892	—	67,892
Cash and cash equivalents	26,034	11,403	37,437
Restricted cash	1,123,647	(1,247)	1,122,400
Operating lease right-of-use assets	198,261	17,786	216,047
Other assets, net (b) (c)	209,163	(3,840)	205,323
Total assets acquired	$11,177,186	$(100,723)	$11,076,463

LIABILITIES
Notes and bonds payable	$3,991,300	$—	$3,991,300
Accounts payable and accrued liabilities	1,227,570	17,374	1,244,944
Liabilities of assets held for sale	28,677	(3,939)	24,738
Operating lease liabilities	173,948	10,173	184,121
Financing lease liabilities	10,720	(855)	9,865
Other liabilities	203,210	(11,544)	191,666
Total liabilities assumed	$5,635,425	$11,209	$5,646,634
Net identifiable assets acquired	$5,541,761	$(111,932)	$5,429,829
Non-controlling interest	$110,702	$—	$110,702
Goodwill	$145,404	$111,932	$257,336
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

The cumulative measurement period adjustments recorded through March 31, 2023 primarily resulted from updated valuations related to the Company’s real estate assets and liabilities and additional information obtained by the Company related to the properties acquired in the Merger and their respective tenants, and resulted in an increase to goodwill of $111.9 million.
As of March 31, 2023, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed, including, but not limited to real estate assets and liabilities, notes receivables and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Condensed Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes to the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
A preliminary estimate of approximately $257.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the Merger, including anticipated general and administrative cost savings and potential economies of scale benefits in both tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger-related Costs
The Company incurred Merger-related costs of $4.9 million during the three months ended March 31, 2023, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consist of legal, consulting, severance, and banking services. Subsequent to March 31, 2023, the Company received a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022 in connection with the Merger. The Company will record this as a reduction of Merger-related costs in the second quarter of 2023.

Note 3. Real Estate Investments
2023 Acquisition Activity
The following table details the Company's real estate acquisition activity for the three months ended March 31, 2023:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
Tampa, FL	3/10/23	$31,500	$30,499	$30,596	$(97)	115,867
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three months ended March 31, 2023 and 2022 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2023	2022

Investments in unconsolidated joint ventures, beginning of period	$327,248	$161,942
New investment during the period [1]	3,824	49,598
Equity loss recognized during the period	(780)	(345)
Owner distributions	(2,546)	—
Investments in unconsolidated joint ventures, end of period	$327,746	$211,195

1This was an additional investment in an existing joint venture representing a 40% ownership interest in a property in Dallas, Texas. Also, see 2023 Real Estate Asset Dispositions below for additional information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2023 Real Estate Asset Dispositions
The following table details the Company's dispositions for the three months ended March 31, 2023:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Tampa, FL & Miami, FL2	1/12/23	$93,250	$(5,875)	$—	$87,375	$87,302	$(888)	$961	224,037
Dallas, TX [3]	1/30/23	19,210	(141)	—	19,069	18,986	43	40	36,691
St. Louis, MO	2/10/23	350	(18)	—	332	398	—	(66)	6,500
Los Angeles, CA	3/23/23	21,000	(526)	—	20,474	20,610	52	(188)	37,165
Los Angeles, CA [4]	3/30/23	75,000	(8,079)	(45,000)	21,921	88,624	(803)	(20,900)	147,078

Total dispositions		$208,810	$(14,639)	$(45,000)	$149,171	$215,920	$(1,596)	$(20,153)	451,471
1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties, sold in two separate transactions to the same buyer on the same date.
3The Company sold this property to a joint venture in which it retained a 40% interest. Sales price and square footage reflect the total sales price paid by the joint venture and total square footage of the property.
4The Company entered into a mortgage note agreement with the buyer for $45 million.

Assets Held for Sale
The Company had three properties and one land parcel classified as assets held for sale as of March 31, 2023. The net real estate assets held for sale includes $5.1 million of impairment charges. As of December 31, 2022, the Company had one property classified as assets held for sale as of December 31, 2022, which was sold in the first quarter of 2023. The table below reflects the assets and liabilities classified as held for sale as of March 31, 2023 and December 31, 2022:

Dollars in thousands	March 31, 2023	December 31, 2022
Balance Sheet data:
Land	$205	$1,700
Building and improvements	1,736	15,164
Lease intangibles	2,242	1,986
Land held for development	3,251	—
	7,434	18,850
Accumulated depreciation	(4,183)	—
Real estate assets held for sale, net	3,251	18,850
Other assets, net	328	43
Assets held for sale, net	$3,579	$18,893

Accounts payable and accrued liabilities	$277	$282
Other liabilities	—	155
Liabilities of assets held for sale	$277	$437
Note 4. Leases
Lessor Accounting
The Company’s properties generally were leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2052. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s single-tenant net leases generally require the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three months ended March 31, 2023 was $324.1 million. Lease income for the Company's operating leases recognized for the three months ended March 31, 2022 was $138.5 million.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and the sale-type lease, as of March 31, 2023 were as follows:

Dollars in thousands	OPERATING
2023	$695,787
2024	833,006
2025	720,985
2026	620,118
2027	539,486
2028 and thereafter	1,854,402
$5,263,784
Lessee Accounting
As of March 31, 2023, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2023, the Company had 242 properties totaling 17.8 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 75 prepaid ground leases as of March 31, 2023. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.1 million of the Company’s rental expense for the three months ended March 31, 2023 and 2022, respectively.
The Company’s future lease payments (primarily for its 167 non-prepaid ground leases) as of March 31, 2023 were as follows:

Dollars in thousands	OPERATING	FINANCING
2023	$11,188	$1,491
2024	15,239	2,182
2025	14,827	2,218
2026	14,863	2,255
2027	14,933	2,294
2028 and thereafter	939,392	396,398
Total undiscounted lease payments	1,010,442	406,838
Discount	(730,805)	(333,645)
Lease liabilities	$279,637	$73,193

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three months ended March 31, 2023 and 2022:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2023	2022
Operating lease cost
Operating lease expense	$5,107	$1,215
Variable lease expense	2,136	1,024

Finance lease cost
Amortization of right-of-use assets	388	172
Interest on lease liabilities	918	287
Total lease expense	$8,549	$2,698

Other information
Operating cash flows outflows related to operating leases	$5,960	$2,797
Operating cash flows outflows related to financing leases	$553	$258
Financing cash flows outflows related to financing leases	$101	$257
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$40,589

Weighted-average years remaining lease term (excluding renewal options) - operating leases	47.4	47.6
Weighted-average years remaining lease term (excluding renewal options) - finance leases	58.7	61.9
Weighted-average discount rate - operating leases	5.8%	5.6%
Weighted-average discount rate - finance leases	5.0%	5.0%

Note 5. Other Assets and Liabilities
Other Assets
Other assets consist primarily of intangible assets, prepaid assets, real estate notes receivable, straight-line rent receivables, accounts receivable, additional long-lived assets and interest rate swaps. Items included in "Other assets, net" on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are detailed in the table below:

Dollars in thousands	March 31, 2023	December 31, 2022
Real estate notes receivable, net [1]	$147,326	$99,643
Straight-line rent receivables	98,923	88,868
Prepaid assets	88,694	81,900
Above-market intangible assets, net	85,100	80,720
Accounts receivable, net	48,676	47,498
Additional long-lived assets, net	22,173	21,446
Interest rate swap assets	9,767	14,512
Investment in securities [2]	6,011	6,011
Other receivables, net	5,962	7,169
Debt issuance costs, net	5,449	5,977
Project costs	4,900	4,337
Net investment in lease	1,828	1,828
Customer relationship intangible assets, net	1,106	1,120
Other	8,505	8,961
	$534,420	$469,990
1This amount includes an allowance for credit losses. See Note 1 for additional information.
2This amount represents the value of the Company's preferred stock investment in a data analytics platform.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Accounts Payable and Accrued Liabilities
The following table provides details of the items included in "Accounts payable and accrued liabilities" on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

Dollars in thousands	March 31, 2023	December 31, 2022
Accrued property taxes	$48,629	$78,185
Accounts payable and capital expenditures	35,128	57,352
Accrued interest	28,483	50,037
Other operating accruals	42,970	58,459
	$155,210	$244,033
Other Liabilities
The following table provides details of the items included in "Other liabilities" on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

Dollars in thousands	March 31, 2023	December 31, 2022
Below-market intangible liabilities, net	$96,214	$97,935
Deferred revenue	90,979	87,325
Security deposits	29,020	28,521
Interest rate swap liability	11,927	4,269
Other	3,889	618
	$232,029	$218,668
Note 6. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of March 31, 2023 and December 31, 2022.

	MATURITY DATES	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 3/31/2023
Dollars in thousands		3/31/2023	12/31/2022
$1.5 billion Unsecured Credit Facility	10/25	$385,000	$385,000	5.76%
$350 million Unsecured Term Loan [2]	7/23	349,494	349,114	5.72%
$200 million Unsecured Term Loan	5/24	199,728	199,670	5.72%
$300 million Unsecured Term Loan	10/25	299,941	299,936	5.72%
$150 million Unsecured Term Loan	6/26	149,532	149,495	5.72%
$200 million Unsecured Term Loan	7/27	199,397	199,362	5.72%
$300 million Unsecured Term Loan	1/28	297,974	297,869	5.72%
Senior Notes due 2025	5/25	249,206	249,115	4.12%
Senior Notes due 2026	8/26	573,410	571,587	4.94%
Senior Notes due 2027	7/27	480,578	479,553	4.76%
Senior Notes due 2028	1/28	296,995	296,852	3.85%
Senior Notes due 2030	2/30	567,863	565,402	5.30%
Senior Notes due 2030	3/30	296,479	296,385	2.72%
Senior Notes due 2031	3/31	295,671	295,547	2.25%
Senior Notes due 2031	3/31	636,819	632,693	5.13%
Mortgage notes payable	8/23-12/26	83,612	84,247	3.57%-4.84%
		$5,361,699	$5,351,827
.
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2Subsequent to March 31, 2023, the Company exercised its option to extend the maturity date for one year for a fee of approximately $0.4 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
As of March 31, 2023, the Company had 14 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 15, 2024	$200,000	1.21%
May 1, 2026	100,000	2.15%
June 1, 2026	150,000	3.83%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,000,000	3.17%

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2023.

	BALANCE AT MARCH 31, 2023
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$(11,927)
Interest rate swaps	Other assets	$9,767
Total derivatives designated as hedging instruments		$(2,160)
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2023 and 2022 related to the Company's outstanding interest rate swaps.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2023	2022		2023	2022
Interest rate swaps	$8,541	$(5,159)	Interest expense	$(2,433)	$937
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$8,541	$(5,159)	Total interest expense	$(2,284)	$1,086

The Company estimates that an additional $9.5 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that an additional $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of March 31, 2023, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.0 million. As of March 31, 2023, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 8. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Development and Redevelopment Activity
During the first quarter of 2023, the Company funded $16.9 million toward the development and redevelopment of properties.
Note 9. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2023 and the twelve months ended December 31, 2022:

	THREE MONTHS ENDED MARCH 31, 2023	TWELVE MONTHS ENDED DECEMBER 31, 2022
Balance, beginning of period	380,589,894	150,457,433
Issuance of common stock	3,130	229,618,304
Non-vested share-based awards, net of withheld shares	223,405	514,157
Balance, end of period	380,816,429	380,589,894
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to the at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million. As of March 31, 2023, $750.0 million remained available for issuance under our current ATM offering program.
During the three months ended March 31, 2023, the Company did not sell any shares or enter into any forward sale agreements to sell shares of common stock through its ATM offering program.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Common Stock Dividends
During the three months ended March 31, 2023, the Company declared and paid common stock dividends totaling $0.31 per share. On May 2, 2023, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on June 2, 2023 to stockholders of record on May 16, 2023.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2023	2022
Weighted average common shares outstanding
Weighted average common shares outstanding	380,796,773	150,834,888
Non-vested shares	(1,956,353)	(1,871,858)
Weighted average common shares outstanding - basic	378,840,420	148,963,030

Weighted average common shares outstanding - basic	378,840,420	148,963,030
Dilutive effect of employee stock purchase plan	—	88,234
Weighted average common shares outstanding - diluted	378,840,420	149,051,264

Net (loss) income attributable to common stockholders	$(87,125)	$42,227
Dividends paid on nonvested share-based awards	(605)	(605)
Net (loss) income applicable to common stockholders - basic	$(87,730)	$41,622

Basic earnings per common share - net income	$(0.23)	$0.28
Diluted earnings per common share - net income	$(0.23)	$0.28
The effect of OP units totaling 4,042,993 shares, non-vested stock awards totaling 401,937 shares, and options under the Company's Employee Stock Purchase Plan (the "ESPP") to purchase the Company's common stock totaling 49,322 shares for the three months ended March 31, 2023 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.
Incentive Plans
Restricted Common Shares
During the three months ended March 31, 2023, the Company granted non-vested stock awards to its named executive officers and other members of senior management and employees with a grant date fair value of $5.4 million, which consisted of an aggregate of 270,494 non-vested shares with vesting periods ranging from three to eight years.
A summary of the activity under the Company's share-based incentive plans for the three months ended March 31, 2023 and 2022 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Share-based awards, beginning of period	1,795,128	1,562,028
Granted	282,540	415,184
Vested	(101,720)	(24,365)
Forfeited	(20,503)	(1,296)
Share-based awards, end of period	1,955,445	1,951,551

During the three months ended March 31, 2023 and 2022, the Company withheld 38,632 and 6,727 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
On January 4, 2023, the Company granted RSUs to members of senior management, with a grant date fair value of $3.7 million, which consisted of an aggregate 165,174 RSUs with a five-year vesting period.
Approximately 43% of the RSUs vest based on two market performance conditions. Relative and absolute total shareholder return ("TSR") awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $24.23 for the absolute TSR component and $27.84 for the relative TSR component for the January 2023 grant using the following assumptions:

THREE MONTHS ENDED MARCH 31,
Volatility	34.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.42%
Stock price (per share)	$20.21
The remaining 57% of the RSUs vest based upon certain operating performance conditions. With respect to the operating performance conditions of the January 4, 2023 grant, the grant date fair value was $20.21 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January RSUs was $22.55 per share.
The following is a summary of the RSU activity during the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	294,932	$33.04
Granted	165,174	22.55
Vested/Forfeited	(17,606)	33.04
Probability adjustment of 2022 RSUs	(79,250)	31.68
Non-vested, end of period	363,250	$28.57
LTIP Series C Units
In January 2023, the Company modified its incentive compensation structure to award LTIP Series C units ("LTIP-C units) in the OP to named executive officers in lieu of RSUs. The LTIP-C units are granted with three-year forward-looking performance targets, with a grant date fair value of $7.1 million, which consisted of an aggregate 448,249 LTIP-C units with a five-year vesting period.
Approximately 43% of the LTIP-C units vest based on two market performance conditions. Relative and absolute TSR awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $12.24 for the absolute TSR component and $13.98 for the relative TSR component for the January 2023 grant using the following assumptions:

THREE MONTHS ENDED MARCH 31,
Volatility	34.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.42%
Stock price (per share)	$20.21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The remaining 57% of the LTIP-C units vest based upon certain operating performance conditions. With respect to the operating performance conditions of the January 4, 2023 grant, the grant date fair value was $20.21 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January LTIP-C units was $15.85 per share.
Employee Stock Purchase Plan
Legacy HR maintained an ESPP prior to the completion of the Merger. The outstanding options to purchase shares of the common stock of Legacy HR became options to purchase class A common stock of the Company upon completion of the Merger. No new options will be granted under the ESPP. A summary of the activity under the ESPP for the three months ended March 31, 2023 and 2022 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Outstanding and exercisable, beginning of period	340,976	348,514
Granted	—	255,960
Exercised	(3,130)	(10,553)
Forfeited	(21,421)	(25,486)
Expired	(132,999)	(140,633)
Outstanding and exercisable, end of period	183,426	427,802

The following table represents expected amortization of the Company's non-vested shares issued as of March 31, 2023:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2023	$10.5
2024	12.5
2025	10.8
2026	8.1
2027	2.4
2028 and thereafter	0.5
Total	$44.8
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
•Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models, level 2 inputs, that consider forward yield curves and discount rates.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$5,361.7	$5,185.0	$5,351.8	$5,149.6
Real estate notes receivable [1]	$147.3	$146.4	$99.6	$99.6
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the Company's current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Such risks and uncertainties include, among other things, the following: failure to realize the expected benefits of the Merger; the risk that the Company’s and HTA’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company; the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline; pandemics or other health crises, such as COVID-19; increases in interest rates; the availability and cost of capital at expected rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to release space at similar rates as vacancies occur; the Company's ability to renew expiring leases; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; the Company may be required under purchase options to sell properties and may not be able to reinvest the proceeds from such sales at rates of return equal to the return received on the properties sold; uninsured or underinsured losses related to casualty or liability; the incurrence of impairment charges on its real estate properties or other assets; other legal and operational matters; and other risks and uncertainties affecting the Company, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, other risks and uncertainties of which the Company is not currently aware may also affect the Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Company on its website or otherwise. The Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.
For a detailed discussion of the Company’s risk factors, please refer to the Company's filings with the SEC, including this report and Item 1A. Risk Factors herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Merger with Healthcare Trust of America
Completed Merger
On July 20, 2022, Legacy HR, Legacy HTA, the OP and Merger Sub completed the Merger in accordance with the terms of the Merger Agreement. Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization and to provide a platform for the combined company to more efficiently acquire properties in a tax-deferred manner. The Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”. For additional information on the Merger, see Note 2 to the Condensed Consolidated Financial Statements.

Because Legacy HR was the accounting acquirer under GAAP in the transaction, its historical financial statements became the historical financial statements of the Company. For additional information, please refer to the Explanatory Note in this report.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. After the refinancing of its bank facilities in connection with the Merger, as of March 31, 2023, the Company had $1.1 billion available to be drawn on its     Unsecured Credit Facility and $49.9 million in cash.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and liquidity sources, including the Unsecured Credit Facility. Management believes that the Company's liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Dividends paid by the Company for the three months ended March 31, 2023 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends, primarily as a result of the timing of interest payments. The Company expects that cash flows from property operations will generate sufficient cash flows such that dividends for the full year 2023 can be funded by cash flows from operations or other sources of liquidity described above.
Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2023 were approximately $41.6 million. Below is a summary of significant investing activities.
Acquisitions
The following table details the Company's sole acquisition for the three months ended March 31, 2023:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Tampa, FL	BayCare Health	3/10/23	$31,500	115,867	0.06

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.

Dispositions
The Company disposed of six properties during the three months ended March 31, 2023 for a total sales price of $208.8 million, including cash proceeds of $149.2 million. The following table details these dispositions for the three months ended March 31, 2023:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Tampa, FL & Miami, FL [1]	1/12/23	$93,250	224,037
Dallas, TX [2]	1/30/23	19,210	36,691
St. Louis, MO	2/10/23	350	6,500
Los Angeles, CA	3/23/23	21,000	37,165
Los Angeles, CA3	3/30/23	75,000	147,078

Total dispositions		$208,810	451,471
1Includes two properties, sold in two separate transactions to the same buyer on the same date.
2The Company sold this property to a joint venture in which it retained a 40% interest. Sales price and square footage reflect the total sales price paid by the joint venture and total square footage of the property.
3The Company entered into a mortgage note agreement with the buyer for $45 million.

Capital Funding
During the three months ended March 31, 2023, the Company funded $45.9 million toward the following capital expenditures:
•$16.9 million toward the development and redevelopment of properties;
•$11.2 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$8.9 million toward second generation tenant improvements; and
•$8.9 million toward capital expenditures.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2023 were approximately $121.8 million. See Notes 6 and 9 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $750.0 million. As of March 31, 2023, $750.0 million remained available for issuance under our current ATM offering program.
Debt Activity
As of March 31, 2023, the Company had outstanding interest rate derivatives totaling $1.0 billion to hedge one-month Term SOFR. The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 15, 2024	$200,000	1.21%
May 1, 2026	100,000	2.15%
June 1, 2026	150,000	3.83%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,000,000	3.17%

Operating Activities
Cash flows provided by operating activities increased from $43.8 million for the three months ended March 31, 2022 to $69.2 million for the three months ended March 31, 2023. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments. To the extent revenues related to the properties being sold exceed income from these new investments, the Company's results of operations and cash flows could be adversely affected.

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, below are some of the factors and trends that management believes may impact future operations of the Company.
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
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 1,169 leases totaling 3.3 million square feet that will expire during the remainder of 2023. Approximately 74% of the leases expiring during the remainder of 2023 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first three months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2023, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 28% having modified gross lease structures and approximately 64% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2023 [1]
Current [2]	6	$112,313
2024	—	—
2025	7	133,068
2026	6	180,186
2027	4	110,129
2028	5	133,803
2029	3	81,784
2030	—	—
2031	4	108,767
2032	2	24,613
2033 and thereafter [3]	10	335,885
Total	47	$1,220,548
1Includes three properties totaling $44.6 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 13.2 years.
3Includes two medical office buildings that are recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheet.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, non-cash financing receivable amortization, loan origination cost amortization, deferred financing fees amortization, stock-based compensation expense and rent reserves, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
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
The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2023 and 2022.

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2023	2022
Net (loss) income attributable to common stockholders	$(87,125)	$42,227
Net (loss) income attributable to common stockholders per share [1]	$(0.23)	$0.28

Gain on sales of real estate properties	(1,007)	(44,784)
Impairment of real estate properties	26,227	(25)
Real estate depreciation and amortization	186,109	55,658
Non-controlling income from operating partnership units	(1,067)	—
Proportionate share of unconsolidated joint ventures	4,841	2,369
FFO adjustments	$215,103	$13,218
FFO adjustments per common share - diluted [7]	$0.56	$0.09

FFO attributable to common stockholders	$127,978	$55,445
FFO attributable to common stockholders per common share - diluted [7]	$0.33	$0.37

Acquisition and pursuit costs [2]	287	1,303
Merger-related costs [3]	4,855	6,116
Merger-related fair value adjustment	10,864	—
Lease intangible amortization	146	309
Non-routine legal costs/forfeited earnest money received	—	91
Allowance for credit losses [4]	8,599	—
Debt financing costs	—	1,429
Unconsolidated JV normalizing items [5]	117	95
Normalized FFO adjustments	$24,868	$9,343
Normalized FFO adjustments per common share - diluted [8]	$0.06	$0.06

Normalized FFO attributable to common stockholders	$152,846	$64,788
Normalized FFO attributable to common stockholders per common share - diluted [8]	$0.40	$0.43

Non-real estate depreciation and amortization	604	460
Non-cash interest amortization [6]	682	711
Rent reserves, net	1,371	143
Straight-line rent, net	(8,246)	(1,209)
Stock-based compensation	3,745	3,699
Unconsolidated JV non-cash items [7]	(227)	(271)
Normalized FFO adjusted for non-cash items	$150,775	$68,321
2nd generation TI	(8,882)	(4,899)
Leasing commissions paid	(7,013)	(3,767)
Capital additions	(8,946)	(2,620)
FAD	$125,934	$57,035
FFO weighted average common shares outstanding - diluted [8]	383,335	149,856
1Potential common shares are not included in the computation of diluted earnings per share when a loss exists as the effect would be an antidilutive per share amount.
2Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
3Includes costs incurred related to the Merger.
4Includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
5Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
6Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
7Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
8The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 401,937 and 804,415, respectively, for the three months ended March 31, 2023 and 2022, and the diluted impact of 4,042,993 OP units outstanding for the three months ended March 31, 2023.

Cash Net Operating Income ("NOI") and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income, interest from financing receivables less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, financing receivable amortization, tenant improvement amortization and leasing commission amortization. The Company also excludes cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale or intended for sale, properties undergoing redevelopment, and newly redeveloped or developed properties. Legacy HTA properties that met the same store criteria are included in both periods shown as if they were owned by the Company for the full analysis period.
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
The following table reflects the Company's same store cash NOI for the three months ended March 31, 2023 and 2022.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at March 31, 2023	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2023	2022
Same store properties	588	$11,688,867	$178,560	$173,649
The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2023 and 2022:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2023	2022
Net (loss) income	$(87,125)	$42,227
Other income (expense)	94,407	(29,293)
General and administrative expense	14,935	11,036
Depreciation and amortization expense	184,479	54,041
Other expenses [1]	7,940	9,929
Straight-line rent revenue, net	(8,245)	(1,209)
Joint venture properties	4,769	2,052
Other revenue [2]	(1,686)	(2,044)
	209,474	86,739
Pre-Merger Legacy HTA NOI	—	127,363
Cash NOI	209,474	214,102
Cash NOI not included in same store	(30,914)	(40,453)
Same store cash NOI	$178,560	$173,649
1Includes acquisition and pursuit costs, Merger-related costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2023
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	588	$11,688,867	34,471	89.0%
Acquisitions	67	1,253,422	3,183	88.1%
Development completions	6	189,871	355	84.2%
Redevelopments	12	330,957	1,204	59.4%
Planned Dispositions	8	165,243	642	58.9%
Total owned real estate properties	681	$13,628,360	39,855	87.5%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The Company’s results of operations for the three months ended March 31, 2023 compared to the same period in 2022 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $185.6 million, or 134.0%, for the three months ended March 31, 2023 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2022 and 2023 contributed $9.0 million.
•Leasing activity, including contractual rent increases, contributed $4.5 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $8.1 million.
•Impact from the Merger contributed $180.2 million.

Interest income increased $2.3 million, or 118.3%, for the three months ended March 31, 2023 compared to the prior year period primarily as a result of interest from notes receivables assumed in the Merger.
Other operating income increased $2.1 million, or 86.6%, for the three months ended March 31, 2023 compared to the prior year period primarily as a result of variable parking and asset management fees assumed in the Merger.
Expenses
Property operating expenses increased $64.6 million, or 112.4%, for the three months ended March 31, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $3.1 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $0.3 million;
◦Maintenance and repair of $0.4 million;
◦Administrative, leasing commissions, and other legal expense of $0.6 million;
◦Janitorial expense of $0.6 million; and
◦Insurance expense of $0.4 million.
•Property taxes decreased $0.7 million.
•Compensation expense decreased $0.5 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $3.8 million.
•Impact from the Merger resulted in an increase of $64.2 million.
General and administrative expenses increased approximately $3.9 million, or 35.3%, for the three months ended March 31, 2023 compared to the prior year period primarily as a result of the following activity:
•Compensation expense increases of $0.7 million.
•Travel and related expenses increased $0.8 million.
•Net increases, including professional fees, audit services, insurance and other administrative costs, of $1.6 million.
•Impact from the Merger resulted in an increase of $0.8 million.
Merger-related costs decreased $1.3 million, or 20.6%, for the three months ended March 31, 2023 compared to the prior year period. These costs consisted primarily of legal and consulting services in connection with the Merger.
Depreciation and amortization expense increased $130.4 million, or 241.4%, for the three months ended March 31, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $4.4 million.
•Various building and tenant improvement expenditures resulted in an increase of $3.0 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $2.0 million.
•Assets that became fully depreciated resulted in a decrease of $3.0 million.
•Impact from the Merger resulted in an increase of $128.0 million.
Other Income (Expense)
Gains on sale of real estate properties
In the first quarter of 2023, the Company recognized gains of approximately $1.0 million. In the first quarter of 2022, the Company recognized gains of approximately $44.8 million.
Interest expense

Interest expense increased $50.1 million, or 366.7%, for the three months ended March 31, 2023 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2023	2022	$	%
Contractual interest	$50,766	$12,502	$38,264	306.1%
Net discount/premium accretion	9,591	50	9,541	19,082.0%
Debt issuance costs amortization	1,476	711	765	107.6%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	1,429	—	1,429	—%
Interest cost capitalization	(570)	(38)	(532)	1,400.0%
Interest on lease liabilities	918	287	631	219.9%
Total interest expense	$63,759	$13,661	$50,098	366.7%
Contractual interest expense increased $38.3 million, or 306.1%, for the three months ended March 31, 2023 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed in the Merger accounted for an increase of approximately $26.0 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $9.0 million.
•The Company's Unsecured Term Loan due 2024 and 2026 accounted for an increase of approximately $3.9 million.
•The Unsecured Credit Facility accounted for an increase of approximately $4.4 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Active interest rate derivatives accounted for a decrease of $4.8 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
Impairment of Real Estate Properties
In the first quarter of 2023, the Company recognized impairments totaling $26.2 million due to four properties that were sold and three properties and one land parcel reclassified to held for sale. In addition, the Company recorded $5.2 million in credit loss reserves related to notes receivables. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's notes receivables and credit loss reserves.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2023, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans of programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	38,632	21.71	—	—
March 1 - March 31	—	—	—	—
Total	38,632

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, effective March 22, 2014.[1]
Exhibit 3.2	Articles of Amendment of the Company, effective December 15, 2014.[2]
Exhibit 3.3	Articles of Amendment of the Company, effective July 20, 2022.[3]
Exhibit 3.4	Articles Supplementary of the Company, effective July 14, 2017.[4]
Exhibit 3.5	Fourth Amended and Restated Bylaws of the Company.[5]
Exhibit 3.6	Certificate of Amendment to Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 22.1	Subsidiary Issuers of Guaranteed Securities. (filed herewith)
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
1    Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on March 11, 2014 and hereby incorporated by reference.
2    Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on December 16, 2014 and hereby incorporated by reference.
3    Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on July 26, 2022 and hereby incorporated by reference.
4    Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on July 14, 2017 and hereby incorporated by reference.
5    Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on April 29, 2020 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
May 9, 2023