Form 10-Q
period 2023-06-30
Healthcare Realty Trust Inc
filed 2023-08-08
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of August 4, 2023, the Registrant had 380,857,532 shares of Common Stock outstanding.

Explanatory Note

On July 20, 2022, pursuant to that certain Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by means of a contribution and assignment agreement to the OP, and Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization and to provide a platform for the combined company to more efficiently acquire properties in a tax-deferred manner. The combined company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange under the ticker symbol “HR”.
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the accounting acquirer. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Company, as defined below. Periodic reports for periods ending following the Merger reflect financial and other information of the Company. The acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value.
For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR for periods prior to the closing of the Merger and thereafter to the combined company after giving effect to the Merger.
In addition, the OP has issued unsecured notes described in Note 5 to the Company's Condensed Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.8% owned by the Company. Effective January 4, 2021, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of the OP have not been presented.
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

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2023	DECEMBER 31, 2022
Real estate properties
Land	$1,424,453	$1,439,798
Buildings and improvements	11,188,821	11,332,037
Lease intangibles	922,029	959,998
Personal property	12,615	11,907
Investment in financing receivable, net	121,315	120,236
Financing lease right-of-use assets	83,016	83,824
Construction in progress	53,311	35,560
Land held for development	78,411	74,265
Total real estate properties	13,883,971	14,057,625
Less accumulated depreciation and amortization	(1,983,944)	(1,645,271)
Total real estate properties, net	11,900,027	12,412,354
Cash and cash equivalents	35,904	60,961
Assets held for sale, net	151	18,893
Operating lease right-of-use assets	333,224	336,983
Investments in unconsolidated joint ventures	327,245	327,248
Goodwill	250,530	223,202
Other assets, net	547,266	469,990
Total assets	$13,394,347	$13,849,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$5,340,272	$5,351,827
Accounts payable and accrued liabilities	196,147	244,033
Liabilities of assets held for sale	222	437
Operating lease liabilities	278,479	279,895
Financing lease liabilities	73,629	72,939
Other liabilities	219,694	218,668
Total liabilities	6,108,443	6,167,799
Commitments and contingencies
Redeemable non-controlling interests	2,487	2,014
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 380,858 and 380,590 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,808	3,806
Additional paid-in capital	9,595,033	9,587,637
Accumulated other comprehensive (loss) income	9,328	2,140
Cumulative net income attributable to common stockholders	1,137,171	1,307,055
Cumulative dividends	(3,565,941)	(3,329,562)
Total stockholders' equity	7,179,399	7,571,076
Non-controlling interest	104,018	108,742
Total equity	7,283,417	7,679,818
Total liabilities and equity	$13,394,347	$13,849,631
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2023	2022	2023	2022
Revenues
Rental income	$329,680	$140,632	$653,773	$279,121
Interest income	4,233	1,957	8,448	3,887
Other operating	4,230	2,738	8,847	5,213
	338,143	145,327	671,068	288,221
Expenses
Property operating	125,395	57,010	247,436	114,474
General and administrative	15,464	10,540	30,399	21,576
Acquisition and pursuit costs	669	1,352	956	2,655
Merger-related costs	(15,670)	7,085	(10,815)	13,201
Depreciation and amortization	183,193	55,731	367,671	109,772
	309,051	131,718	635,647	261,678
Other income (expense)
Gain on sales of real estate properties	7,156	8,496	8,162	53,280
Interest expense	(65,334)	(15,543)	(129,092)	(29,204)
Loss on extinguishment of debt	—	—	—	(1,429)
Impairment of real estate properties and credit loss reserves	(55,215)	—	(86,637)	25
Equity loss from unconsolidated joint ventures	(17)	(307)	(797)	(652)
Interest and other income (expense), net	592	(125)	1,139	(206)
	(112,818)	(7,479)	(207,225)	21,814
Net (loss) income	$(83,726)	$6,130	$(171,804)	$48,357
Net loss attributable to non-controlling interests	967	—	1,920	—
Net (loss) income attributable to common stockholders	$(82,759)	$6,130	$(169,884)	$48,357

Basic earnings per common share	$(0.22)	$0.04	$(0.45)	$0.32
Diluted earnings per common share	$(0.22)	$0.04	$(0.45)	$0.32

Weighted average common shares outstanding - basic	378,897	149,676	378,861	149,321
Weighted average common shares outstanding - diluted	378,897	149,739	378,861	149,397

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2023	2022	2023	2022
Net (loss) income	$(83,726)	$6,130	$(171,804)	$48,357
Other comprehensive income
Interest rate swaps
Reclassification adjustments for (gains) losses included in net income (interest expense)	(3,419)	823	(5,703)	1,909
Gains arising during the period on interest rate swaps	21,523	1,663	12,981	6,822
	18,104	2,486	7,278	8,731
Comprehensive (loss) income	(65,622)	8,616	(164,526)	57,088
Less: comprehensive loss attributable to non-controlling interests	745	—	1,830	—
Comprehensive (loss) income attributable to common stockholders	$(64,877)	$8,616	$(162,696)	$57,088
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2023	$3,808	$9,591,194	$(8,554)	$1,219,930	$(3,447,750)	$7,358,628	$106,211	$7,464,839	$2,000
Issuance of common stock, net of issuance costs	—	27	—	—	—	27	—	27	—
Common stock redemptions	—	(112)	—	—	—	(112)	—	(112)	—
Share-based compensation	—	3,924	—	—	—	3,924	—	3,924	—
Net loss	—	—	—	(82,759)	—	(82,759)	(967)	(83,726)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,377)	—	—	(3,377)	(42)	(3,419)	—
Gains arising during the period on interest rate swaps	—	—	21,259	—	—	21,259	264	21,523	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	487
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,191)	(118,191)	(1,448)	(119,639)	—
Balance at June 30, 2023	$3,808	$9,595,033	$9,328	$1,137,171	$(3,565,941)	$7,179,399	$104,018	$7,283,417	$2,487

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2022	$1,516	$3,999,060	$(3,736)	$1,308,385	$(3,092,343)	$2,212,882	$—	$2,212,882	$—
Issuance of common stock, net of issuance costs	—	110	—	—	—	110	—	110	—
Share-based compensation	—	3,356	—	—	—	3,356	—	3,356	—
Net income	—	—	—	6,130	—	6,130	—	6,130	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	823	—	—	823	—	823	—
Gains arising during the period on interest rate swaps	—	—	1,663	—	—	1,663	—	1,663	—
Dividends to common stockholders ($0.31 per share)	—	—	—	—	(47,097)	(47,097)	—	(47,097)	—
Balance at June 30, 2022	$1,516	$4,002,526	$(1,250)	$1,314,515	$(3,139,440)	$2,177,867	$—	$2,177,867	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818	$2,014
Issuance of common stock, net of issuance costs	—	78	—	—	—	78	—	78	—
Common stock redemptions	(1)	(1,595)	—	—	—	(1,596)	—	(1,596)	—
Share-based compensation	3	8,913	—	—	—	8,916	—	8,916	—
Net loss	—	—	—	(169,884)	—	(169,884)	(1,920)	(171,804)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(5,635)	—	—	(5,635)	(68)	(5,703)	—
Gains arising during the period on interest rate swaps	—	—	12,823	—	—	12,823	158	12,981	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	473
Dividends to common stockholders and distributions to non-controlling interest holders ($0.62 per share)	—	—	—	—	(236,379)	(236,379)	(2,894)	(239,273)	—
Balance at June 30, 2023	$3,808	$9,595,033	$9,328	$1,137,171	$(3,565,941)	$7,179,399	$104,018	$7,283,417	$2,487

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116	$—	$2,185,116	$—
Issuance of common stock, net of issuance costs	7	22,764	—	—	—	22,771	—	22,771	—
Common stock redemptions	—	(206)	—	—	—	(206)	—	(206)	—
Share-based compensation	4	7,051	—	—	—	7,055	—	7,055	—
Net income	—	—	—	48,357	—	48,357	—	48,357	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,909	—	—	1,909	—	1,909	—
Gains arising during the period on interest rate swaps	—	—	6,822	—	—	6,822	—	6,822	—
Dividends to common stockholders ($0.62 per share)	—	—	—	—	(93,957)	(93,957)	—	(93,957)	—
Balance at June 30, 2022	$1,516	$4,002,526	$(1,250)	$1,314,515	$(3,139,440)	$2,177,867	$—	$2,177,867	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	SIX MONTHS ENDED June 30,
	2023	2022
Net (loss) income	$(171,804)	$48,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367,671	109,772
Other amortization	23,405	2,680
Share-based compensation	8,916	7,055
Amortization of straight-line rent receivable (lessor)	(19,313)	(3,292)
Amortization of straight-line rent on operating leases (lessee)	3,062	756
Gain on sales of real estate properties	(8,162)	(53,280)
Loss on extinguishment of debt	—	1,429
Impairment of real estate properties and credit loss reserves	86,637	(25)
Equity loss from unconsolidated joint ventures	797	652
Distributions from unconsolidated joint ventures	3,031	108
Non-cash interest from financing and notes receivable	(488)	(388)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(17,502)	540
Accounts payable and accrued liabilities	(38,601)	(3,166)
Other liabilities	16,673	2,923
Net cash provided by operating activities	254,322	114,121

INVESTING ACTIVITIES
Acquisitions of real estate	(39,301)	(287,004)
Development of real estate	(17,594)	(7,475)
Additional long-lived assets	(94,013)	(45,631)
Funding of mortgages and notes receivable	(11,503)	—
Investments in unconsolidated joint ventures	(3,824)	(49,599)
Investment in financing receivable	(780)	498
Proceeds from sales of real estate properties and additional long-lived assets	160,870	108,044
Net cash used in investing activities	(6,145)	(281,167)

FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(31,000)	280,500
Repayments of notes and bonds payable	(1,340)	(18,224)
Redemption of notes and bonds payable	—	(2,184)
Dividends paid	(236,105)	(93,774)
Net proceeds from issuance of common stock	77	22,768
Common stock redemptions	(1,842)	(852)
Distributions to non-controlling interest holders	(2,546)	—
Debt issuance and assumption costs	(438)	—
Payments made on finance leases	(40)	(51)
Net cash (used in) provided by financing activities	(273,234)	188,183

(Decrease) increase in cash and cash equivalents	(25,057)	21,137
Cash and cash equivalents at beginning of period	60,961	13,175
Cash and cash equivalents at end of period	$35,904	$34,312

Supplemental Cash Flow Information
Interest paid	$106,985	$26,641
Mortgage note receivable taken in connection with sale of real estate	$45,000	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$30,956	$18,874
Capitalized interest	$1,282	$145
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2023, the Company had gross investments of approximately $13.9 billion in 680 wholly-owned real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property. The Company's 680 real estate properties are located in 35 states and total approximately 39.8 million square feet. The Company provided leasing and property management services to approximately 39.3 million square feet nationwide.
In addition, as of June 30, 2023, the Company had a weighted average ownership interest of approximately 44% in 34 real estate properties held in joint ventures. See Note 3 below for more details regarding the Company's unconsolidated joint ventures.
Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the Company's Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm’s review.
Basis of Presentation
For purposes of this Quarterly Report on Form 10-Q, references to the “Company” are to Legacy HR for periods prior to the closing of the Merger and thereafter to Legacy HR and Legacy HTA as the combined company after giving effect to the Merger. The Merger is described in more detail in Note 2 to these Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein and specific disclosures included as a result of the Merger, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. All material intercompany transactions and balances have been eliminated in consolidation.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
Healthcare Realty Holdings, L.P., a Delaware limited partnership (the "OP"), is 98.8% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2023, there were approximately 4.7 million OP Units, or 1.2% of OP units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the interests in the OP.
As of June 30, 2023, the Company had four consolidated VIEs in addition to the OP where it is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	JUNE 30, 2023
Assets:
Net real estate investments	$61,980
Cash and cash equivalents	2,107
Receivables and other assets	2,015
Total assets	$66,102
Liabilities:
Accrued expenses and other liabilities	$14,058
Total equity	52,044
Total liabilities and equity	$66,102
As of June 30, 2023, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economic interests to direct the activities of the VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$30,445	$31,150
2021	Charlotte, NC [1]	Note receivable	5,691	6,000
2022	Texas [2]	Joint venture	64,758	64,758
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of June 30, 2023, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 3 below for more details regarding the Company's unconsolidated joint ventures.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of June 30, 2023, the Company had redeemable non-controlling interests of $2.5 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three and six months ended June 30, 2023, the Company recognized real estate impairments totaling $55.2 million and $81.4 million, respectively, as a result of completed or planned disposition activity.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables.

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of JUNE 30, 2023
May 2021	Poway, CA	5.73%	$113,967
November 2021	Columbus, OH	6.48%	7,348
			$121,315

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of June 30, 2023, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $151.5 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of JUNE 30, 2023	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of JUNE 30, 2023
Mezzanine loans
Texas	6/24/2021	6/24/2024	8.00%	$54,119	$54,119	$(5,196)	$(3,067)	$45,856

Mortgage loans
Texas	6/30/2021	12/31/2023	7.00%	31,150	31,150	—	(705)	30,445
North Carolina	12/22/2021	12/22/2024	8.00%	6,000	6,000	—	(309)	5,691
Florida	5/17/2022	2/27/2026	6.00%	65,000	24,556	—	(55)	24,501
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	—	—	45,000
				147,150	106,706	—	(1,069)	105,637

				$201,269	$160,825	$(5,196)	$(4,136)	$151,493
Allowance for Credit Losses
Pursuant to ASC Topic 326, Financial Instruments - Credit Losses, the Company adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under ASC Topic 326. The Company utilizes a probability of default method approach for estimating current expected credit losses and evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers industry and economic conditions, credit enhancements, liquidity, and other factors.
In its assessment of current expected credit losses for real estate notes receivable, the Company utilizes past payment history of its borrowers, current economic conditions, and forecasted economic conditions through the maturity date of each note to estimate a probability of default and a resulting loss for each real estate note receivable. During the six months ended June 30, 2023, the Company determined that the risk of credit loss on its mezzanine loans was no longer remote. Consequently, the Company recorded a credit loss reserve of $5.2 million for the six months ended June 30, 2023.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	June 30, 2023	December 31, 2022

Allowance for credit losses, beginning of period	$—	$—
Credit loss reserves	5,196	—
Allowance for credit losses, end of period	$5,196	$—
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2023, and $2.0 million and $3.9 million, respectively for the three and six months ended June 30, 2022, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Amortization of these amounts will be recognized as a reduction to Income from financing receivable, net over the life of the lease.
Income from Real Estate Notes Receivable
During the three and six months ended June 30, 2023, the Company recognized interest income of $2.2 million and $4.3 million, respectively, related to real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. As of June 30, 2023, the Company placed two of its real estate notes receivable with principal balances of $48.9 million on non-accrual status and accordingly did not recognize any interest income for the three and six month periods ended June 30, 2023.
Revenue from Contracts with Customers (ASC Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This topic requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of Topic 606. To achieve the core principle, the Company applies the five step model specified in the guidance.
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2023	2022	2023	2022
Type of Revenue
Parking income	$2,370	$1,919	$4,761	$3,672
Management fee income [1]	1,597	783	3,570	1,438
Miscellaneous	263	36	516	103
	$4,230	$2,738	$8,847	$5,213
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to HRTI, LLC and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP, and Legacy HR became a wholly-owned subsidiary of the OP. The Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange under the ticker symbol “HR”.
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
The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, the assets acquired and the liabilities assumed and non-controlling interests, if any, to be recognized at their acquisition date fair value.
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
(a) The number of shares of Legacy HTA Common Stock presented above was based on 228,857,717 total shares of Legacy HTA Common Stock outstanding as of the Closing Date, less 192 Legacy HTA fractional shares that were cancelled in lieu of cash and less 336,535 shares of Legacy HTA restricted stock (net of 215,764 shares of Legacy HTA restricted stock withheld). For accounting purposes, these shares were converted to Legacy HR Common Stock, at an exchange ratio of 1.00 share of Legacy HR Common Stock per share of Legacy HTA Common Stock.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Dollars in thousands	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE	CUMULATIVE MEASUREMENT PERIOD ADJUSTMENTS	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE (as adjusted)
ASSETS
Real estate investments
Land	$985,926	$18,359	$1,004,285
Buildings and improvements	6,960,418	(119,135)	6,841,283
Lease intangible assets(a)	831,920	1,839	833,759
Financing lease right-of-use assets	9,874	3,146	13,020
Construction in progress	10,071	(6,744)	3,327
Land held for development	46,538	—	46,538
Total real estate investments	$8,844,747	$(102,535)	$8,742,212
Assets held for sale, net	707,442	(7,946)	699,496
Investments in unconsolidated joint ventures	67,892	—	67,892
Cash and cash equivalents	26,034	11,403	37,437
Restricted cash	1,123,647	(1,247)	1,122,400
Operating lease right-of-use assets	198,261	16,370	214,631
Other assets, net (b) (c)	209,163	(3,840)	205,323
Total assets acquired	$11,177,186	$(87,795)	$11,089,391

LIABILITIES
Notes and bonds payable	$3,991,300	$—	$3,991,300
Accounts payable and accrued liabilities	1,227,570	17,374	1,244,944
Liabilities of assets held for sale	28,677	(3,939)	24,738
Operating lease liabilities	173,948	10,173	184,121
Financing lease liabilities	10,720	(855)	9,865
Other liabilities	203,210	(8,909)	194,301
Total liabilities assumed	$5,635,425	$13,844	$5,649,269
Net identifiable assets acquired	$5,541,761	$(101,639)	$5,440,122
Non-controlling interest	$110,702	$—	$110,702
Goodwill	$145,404	$101,639	$247,043
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

The cumulative measurement period adjustments recorded through June 30, 2023 primarily resulted from updated valuations related to the Company’s real estate assets and liabilities and additional information obtained by the Company related to the properties acquired in the Merger and their respective tenants, and resulted in an increase to goodwill of $101.6 million.
As of June 30, 2023, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed, including, but not limited to real estate assets and liabilities, notes receivables and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Condensed Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes to the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
A preliminary estimate of approximately $247.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the Merger, including anticipated general and administrative cost savings and potential economies of scale benefits in both tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger-related Costs
The Company incurred Merger-related costs of $(15.7) million and $(10.8) million, respectively, during the three and six months ended June 30, 2023, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consist of legal, consulting, severance, and banking services and included a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.
Subsequent Activity
As of the date of these financial statements, the purchase price allocation of fair value was finalized with no additional adjustments. The Company determined the final fair value of net assets acquired based on information available during the measurement period.
Note 3. Real Estate Investments
2023 Acquisition Activity
The following table details the Company's real estate acquisition activity for the six months ended June 30, 2023:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
Tampa, FL	3/10/23	$31,500	$30,499	$30,596	$(97)	115,867
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

In the second quarter of 2023, the Company entered into a joint venture agreement for the development of a medical office building in Scottsdale, Arizona. The Company holds a 90% interest in the joint venture and determined the arrangement meets the criteria to be consolidated. The joint venture acquired an $8.8 million land parcel to be developed with the Company contributing cash of $8.3 million.

Subsequent to June 30, 2023, the Company acquired the following property:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Colorado Springs, CO	7/28/23	$11,450	42,770

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and six months ended June 30, 2023 and 2022 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2023	2022	2023	2022

Investments in unconsolidated joint ventures, beginning of period	$327,746	$211,195	$327,248	$161,942
New investment during the period [1]	—	—	3,824	49,599
Equity loss recognized during the period	(17)	(307)	(797)	(652)
Owner distributions	(484)	(107)	(3,030)	(108)
Investments in unconsolidated joint ventures, end of period	$327,245	$210,781	$327,245	$210,781

1In 2023, this was an additional investment in an existing joint venture in which the Company owns a 40% ownership interest. The investment consisted of a sale of a property in Dallas, Texas to the joint venture. See 2023 Real Estate Asset Dispositions below for additional information.
2023 Real Estate Asset Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2023:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Tampa, FL & Miami, FL2	1/12/23	$93,250	$(5,875)	$—	$87,375	$87,302	$(888)	$961	224,037
Dallas, TX [3]	1/30/23	19,210	(141)	—	19,069	18,986	43	40	36,691
St. Louis, MO	2/10/23	350	(18)	—	332	398	—	(66)	6,500
Los Angeles, CA	3/23/23	21,000	(526)	—	20,474	20,610	52	(188)	37,165
Los Angeles, CA [4]	3/30/23	75,000	(8,079)	(45,000)	21,921	88,624	(803)	(20,900)	147,078
Los Angeles, CA [5]	5/12/23	3,300	(334)	—	2,966	3,268	—	(302)	—
Albany, NY	6/30/23	10,000	(1,229)	—	8,771	2,613	(1,040)	7,198	40,870

Total dispositions		$222,110	$(16,202)	$(45,000)	$160,908	$221,801	$(2,636)	$(13,257)	492,341
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
5The Company sold a land parcel totaling 0.34 acres.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Subsequent to June 30, 2023, the Company disposed of the following property:

Dollars in thousands	DATE DISPOSED	SALES PRICE	SQUARE FOOTAGE
Houston, TX	8/2/23	$8,320	57,170
Assets Held for Sale
The Company had three properties classified as assets held for sale as of June 30, 2023. The net real estate assets held for sale includes $3.6 million of impairment charges for the six months ended June 30, 2023. The Company had one property classified as assets held for sale as of December 31, 2022, which was sold in the first quarter of 2023. The table below reflects the assets and liabilities classified as held for sale as of June 30, 2023 and December 31, 2022:

Dollars in thousands	June 30, 2023	December 31, 2022
Balance Sheet data:
Land	$205	$1,700
Building and improvements	1,736	15,164
Lease intangibles	2,242	1,986
	4,183	18,850
Accumulated depreciation	(4,183)	—
Real estate assets held for sale, net	—	18,850
Other assets, net	151	43
Assets held for sale, net	$151	$18,893

Accounts payable and accrued liabilities	$222	$282
Other liabilities	—	155
Liabilities of assets held for sale	$222	$437
Note 4. Leases
Lessor Accounting
The Company’s properties generally were leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2052. Some leases provide tenants with fixed rent renewal terms while others have market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s single-tenant net leases generally require the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2023 was $329.7 million and $653.8 million, respectively. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2022 was $140.6 million and $279.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and the sale-type lease, as of June 30, 2023 were as follows:

Dollars in thousands	OPERATING
2023	$467,393
2024	861,323
2025	751,369
2026	648,352
2027	536,874
2028 and thereafter	1,950,019
$5,215,330
Lessee Accounting
As of June 30, 2023, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2023, the Company had 241 properties totaling 17.5 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 75 prepaid ground leases as of June 30, 2023. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.1 million of the Company’s rental expense for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
The Company’s future lease payments (primarily for its 166 non-prepaid ground leases) as of June 30, 2023 were as follows:

Dollars in thousands	OPERATING	FINANCING
2023	$7,315	$992
2024	15,011	2,182
2025	14,597	2,218
2026	14,631	2,255
2027	14,701	2,294
2028 and thereafter	929,853	396,398
Total undiscounted lease payments	996,108	406,339
Discount	(717,629)	(332,710)
Lease liabilities	$278,479	$73,629

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2023 and 2022:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2023	2022	2023	2022
Operating lease cost
Operating lease expense	$5,329	$1,194	$10,436	$2,409
Variable lease expense	2,235	1,038	4,371	2,062

Finance lease cost
Amortization of right-of-use assets	387	331	774	503
Interest on lease liabilities	923	765	1,841	1,052
Total lease expense	$8,874	$3,328	$17,422	$6,026

Other information
Operating cash flows outflows related to operating leases	$5,230	$1,799	$11,190	$4,596
Operating cash flows outflows related to financing leases	$541	$509	$1,094	$767
Financing cash flows outflows related to financing leases	$6	$—	$17	$51
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$40,589

Weighted-average years remaining lease term (excluding renewal options) - operating leases	47.3	47.4
Weighted-average years remaining lease term (excluding renewal options) - finance leases	58.4	61.7
Weighted-average discount rate - operating leases	5.8%	5.6%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 5. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of June 30, 2023 and December 31, 2022.

	MATURITY DATES	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 6/30/2023
Dollars in thousands		6/30/2023	12/31/2022
$1.5 billion Unsecured Credit Facility	10/25	$354,000	$385,000	6.05%
$350 million Unsecured Term Loan [2]	7/24	349,499	349,114	6.21%
$200 million Unsecured Term Loan	5/24	199,786	199,670	6.21%
$300 million Unsecured Term Loan	10/25	299,947	299,936	6.21%
$150 million Unsecured Term Loan	6/26	149,569	149,495	6.21%
$200 million Unsecured Term Loan	7/27	199,432	199,362	6.21%
$300 million Unsecured Term Loan	1/28	298,079	297,869	6.21%
Senior Notes due 2025	5/25	249,298	249,115	4.12%
Senior Notes due 2026	8/26	575,256	571,587	4.94%
Senior Notes due 2027	7/27	481,615	479,553	4.76%
Senior Notes due 2028	1/28	297,138	296,852	3.85%
Senior Notes due 2030	2/30	570,356	565,402	5.30%
Senior Notes due 2030	3/30	296,579	296,385	2.72%
Senior Notes due 2031	3/31	295,795	295,547	2.25%
Senior Notes due 2031	3/31	640,999	632,693	5.13%
Mortgage notes payable	8/23-12/26	82,924	84,247	3.57%-4.84%
		$5,340,272	$5,351,827
.
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2On April 26, 2023, the Company exercised its option to extend the maturity date for one year for a fee of approximately $0.4 million.

Subsequent Changes in Debt Structure
On August 1, 2023, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 3.31% per annum with an outstanding principal of $9.8 million. The mortgage note encumbered a 66,984 square foot property in Georgia.
Note 6. Derivative Financial Instruments
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
As of June 30, 2023, the Company had 14 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 15, 2024	$200,000	1.21%
May 1, 2026	100,000	2.15%
June 1, 2026	150,000	3.83%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,000,000	3.17%

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2023.

	BALANCE AT JUNE 30, 2023
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$(1,248)
Interest rate swaps	Other assets	$16,046
Total derivatives designated as hedging instruments		$14,798
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2023 and 2022 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2023	2022		2023	2022
Interest rate swaps	$(21,523)	$(1,663)	Interest expense	$(3,568)	$674
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(21,523)	$(1,663)	Total interest expense	$(3,419)	$823

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2023	2022		2023	2022
Interest rate swaps	$(12,981)	$(6,822)	Interest expense	$(6,000)	$1,612
Settled treasury hedges	—	—	Interest expense	213	213
Settled interest rate swaps	—	—	Interest expense	84	84
	$(12,981)	$(6,822)	Total interest expense	$(5,703)	$1,909

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company estimates that an additional $14.4 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that an additional $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of June 30, 2023, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.4 million. As of June 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement.
Note 7. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Development and Redevelopment Activity
During the first six months of 2023, the Company incurred $49.0 million toward the development and redevelopment of properties.
Note 8. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2023 and the twelve months ended December 31, 2022:

	SIX MONTHS ENDED JUNE 30, 2023	TWELVE MONTHS ENDED DECEMBER 31, 2022
Balance, beginning of period	380,589,894	150,457,433
Issuance of common stock	4,817	229,618,304
Non-vested share-based awards, net of withheld shares	262,821	514,157
Balance, end of period	380,857,532	380,589,894
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to the at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $750.0 million. As of June 30, 2023, $750.0 million remained available for issuance under our current ATM offering program.
During the six months ended June 30, 2023, the Company did not sell any shares or enter into any forward sale agreements to sell shares of common stock through its ATM offering program.
Common Stock Dividends
During the six months ended June 30, 2023, the Company declared and paid common stock dividends totaling $0.62 per share. On August 1, 2023, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on August 30, 2023 to stockholders of record on August 15, 2023.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2023	2022	2023	2022
Weighted average common shares outstanding
Weighted average common shares outstanding	380,829,011	151,620,897	380,812,981	151,230,064
Non-vested shares	(1,932,334)	(1,945,042)	(1,952,350)	(1,908,652)
Weighted average common shares outstanding - basic	378,896,677	149,675,855	378,860,631	149,321,412

Weighted average common shares outstanding - basic	378,896,677	149,675,855	378,860,631	149,321,412
Dilutive effect of employee stock purchase plan	—	62,694	—	75,394
Weighted average common shares outstanding - diluted	378,896,677	149,738,549	378,860,631	149,396,806

Net (loss) income attributable to common stockholders	$(82,759)	$6,130	$(169,884)	$48,357
Dividends paid on nonvested share-based awards	(588)	(601)	(1,193)	(1,207)
Net (loss) income applicable to common stockholders - basic	$(83,347)	$5,529	$(171,077)	$47,150

Basic earnings per common share - net income	$(0.22)	$0.04	$(0.45)	$0.32
Diluted earnings per common share - net income	$(0.22)	$0.04	$(0.45)	$0.32
The effect of OP units totaling 4,042,993 shares, non-vested stock awards totaling 442,263 shares, and options under the Company's Employee Stock Purchase Plan (the "ESPP") to purchase the Company's common stock totaling 27,484 shares for the three months ended June 30, 2023 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.
Incentive Plans
Equity Awards
During the six months ended June 30, 2023, the Company made the following equity awards:
•During the first quarter of 2023, the Company granted non-vested stock awards to its named executive officers and other members of senior management and employees with a grant date fair value of $5.4 million, which consisted of an aggregate of 270,494 non-vested shares with vesting periods ranging from three to eight years.
•During the second quarter of 2023, the Company granted to its 12 independent directors an aggregate of 42,768 shares of non-vested stock awards with a grant date fair value of $0.7 million, and an aggregate of 57,868 LTIP Series D units with a grant date fair value of $1.1 million. The Company also granted a non-vested stock award to a new employee, which consisted of 508 non-vested shares.
A summary of the activity under the Company's share-based incentive plans for the three and six months ended June 30, 2023 and 2022 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Share-based awards, beginning of period	1,955,445	1,951,551	1,795,128	1,562,028
Granted	43,276	26,840	325,816	442,024
Vested	(62,640)	(36,682)	(164,360)	(61,047)
Forfeited	(3,860)	—	(24,363)	(1,296)
Share-based awards, end of period	1,932,221	1,941,709	1,932,221	1,941,709

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

During the six months ended June 30, 2023 and 2022, the Company withheld 38,632 and 6,727 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
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
The following is a summary of the RSU activity during the three and six months ended June 30, 2023:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	363,250	$28.57	294,932	33.04
Granted	—	—	165,174	$22.55
Vested/Forfeited	—	—	(17,606)	33.04
Probability adjustment of 2022 RSUs	—	—	(79,250)	31.68
Non-vested, end of period	363,250	$28.57	363,250	28.57
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
Approximately 43% of the LTIP-C units vest based on two market performance conditions. Relative and absolute TSR awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $12.24 for the absolute TSR component and $13.98 for the relative TSR component for the January 2023 grant using the following assumption:

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
Employee Stock Purchase Plan
Legacy HR maintained an ESPP prior to the completion of the Merger. The outstanding options to purchase shares of the common stock of Legacy HR became options to purchase class A common stock of the Company upon completion of the Merger. No new options will be granted under the ESPP. A summary of the activity under the ESPP for the three and six months ended June 30, 2023 and 2022 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Outstanding and exercisable, beginning of period	183,426	427,802	340,976	348,514
Granted	—	—	—	255,960
Exercised	(1,687)	(1,965)	(4,817)	(12,518)
Forfeited	(2,370)	(20,303)	(23,791)	(45,789)
Expired	—	—	(132,999)	(140,633)
Outstanding and exercisable, end of period	179,369	405,534	179,369	405,534

The following table represents expected amortization of the Company's non-vested shares issued as of June 30, 2023:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2023	$7.7
2024	13.3
2025	10.8
2026	8.0
2027	2.4
2028 and thereafter	0.5
Total	$42.7
Note 9. Fair Value of Financial Instruments
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$5,340.3	$5,107.5	$5,351.8	$5,149.6
Real estate notes receivable [1]	$151.5	$149.0	$99.6	$99.6
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
For a detailed discussion of the Company’s risk factors, please refer to the Company's filings with the SEC, including this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Merger with Healthcare Trust of America
Completed Merger
On July 20, 2022, Legacy HR, Legacy HTA, the OP and Merger Sub completed the Merger in accordance with the terms of the Merger Agreement. Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. In addition, the equity interests of Legacy HR were contributed by Legacy HTA by means of a contribution and assignment agreement to the OP such that Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an UPREIT structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization and to provide a platform for the combined company to more efficiently acquire properties in a tax-deferred manner. The Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”. For additional information on the Merger, see Note 2 to the Condensed Consolidated Financial Statements.
Because Legacy HR was the accounting acquirer under GAAP in the transaction, its historical financial statements became the historical financial statements of the Company. For additional information, please refer to the Explanatory Note in this report.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of June 30, 2023, the Company had $1.1 billion available to be drawn on its Unsecured Credit Facility and $35.9 million in cash.
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
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2023 were approximately $6.1 million. Below is a summary of significant investing activities.
Acquisitions
The following table details the Company's sole acquisition for the six months ended June 30, 2023:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Tampa, FL	BayCare Health	3/10/23	$31,500	115,867	0.06

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.

Subsequent to June 30, 2023, the Company acquired the following property:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Colorado Springs, CO	UC Health	7/28/23	$11,450	42,770	1.30

Dispositions
The Company disposed of seven properties during the six months ended June 30, 2023 for a total sales price of $222.1 million, including cash proceeds of $160.9 million. The following table details these dispositions for the six months ended June 30, 2023:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Tampa, FL & Miami, FL [1]	1/12/23	$93,250	224,037
Dallas, TX [2]	1/30/23	19,210	36,691
St. Louis, MO	2/10/23	350	6,500
Los Angeles, CA	3/23/23	21,000	37,165
Los Angeles, CA3	3/30/23	75,000	147,078
Los Angeles, CA4	5/12/23	3,300	—
Albany, NY	6/30/23	10,000	40,870

Total dispositions		$222,110	492,341
1Includes two properties, sold in two separate transactions to the same buyer on the same date.
2The Company sold this property to a joint venture in which it retained a 40% interest. Sales price and square footage reflect the total sales price paid by the joint venture and total square footage of the property.
3The Company entered into a mortgage note agreement with the buyer for $45 million.
4The Company sold a land parcel totaling 0.34 acres.

Subsequent to June 30, 2023, the Company disposed of the following property:

Dollars in thousands	DATE DISPOSED	SALES PRICE	SQUARE FOOTAGE
Houston, TX	8/2/23	$8,320	57,170

Capital Expenditures
During the six months ended June 30, 2023, the Company incurred capital expenditures totaling $113.2 million for the following:
•$49.0 million toward the development and redevelopment of properties;
•$21.3 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$25.6 million toward second generation tenant improvements; and
•$17.3 million toward capital expenditures.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2023 were approximately $273.2 million. See Notes 6 and 9 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $750.0 million. As of June 30, 2023, $750.0 million remained available for issuance under our current ATM offering program.
Debt Activity
As of June 30, 2023, the Company had outstanding interest rate derivatives totaling $1.0 billion to hedge one-month Term SOFR. The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 15, 2024	$200,000	1.21%
May 1, 2026	100,000	2.15%
June 1, 2026	150,000	3.83%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,000,000	3.17%
Subsequent Debt Activity
On August 1, 2023, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 3.31% per annum with an outstanding principal of $9.8 million. The mortgage note encumbered a 66,984 square foot property in Georgia.
Operating Activities
Cash flows provided by operating activities increased from $114.1 million for the six months ended June 30, 2022 to $254.3 million for the six months ended June 30, 2023. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 857 leases totaling 2.3 million square feet that will expire during the remainder of 2023. Approximately 76% of the leases expiring during the remainder of 2023 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first six months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2023, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 27% having modified gross lease structures and approximately 65% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2023 [1]
Current [2]	6	$112,669
2024	—	—
2025	7	112,689
2026	6	181,414
2027	4	110,260
2028	5	133,877
2029	3	81,784
2030	—	—
2031	4	108,818
2032	2	24,619
2033 and thereafter [3]	10	340,128
Total	47	$1,206,258
1Includes three properties totaling $45.0 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 13.4 years.

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
The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2023 and 2022.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(82,759)	$6,130	$(169,884)	$48,357
Net (loss) income attributable to common stockholders per share [1]	$(0.22)	$0.04	$(0.45)	$0.32

Gain on sales of real estate properties	(7,156)	(8,496)	(8,162)	(53,280)
Impairment of real estate properties	55,215	—	81,442	(25)
Real estate depreciation and amortization	185,003	57,334	371,112	112,991
Non-controlling income from operating partnership units	(1,027)	—	(2,094)	—
Proportionate share of unconsolidated joint ventures	4,412	2,807	9,253	5,176
FFO adjustments	$236,447	$51,645	$451,551	$64,862
FFO adjustments per common share - diluted [7]	$0.62	$0.34	$1.18	$0.43

FFO attributable to common stockholders	$153,688	$57,775	$281,667	$113,219
FFO attributable to common stockholders per common share - diluted [7]	$0.40	$0.38	$0.73	$0.75

Acquisition and pursuit costs [2]	669	1,352	956	2,655
Merger-related costs [3]	(15,670)	7,085	(10,815)	13,201
Merger-related fair value of debt instruments	10,554	—	21,418	—
Lease intangible amortization	240	584	386	893
Non-routine legal costs/forfeited earnest money received	275	140	275	231
Allowance for credit losses [4]	—	—	8,599	—
Debt financing costs	—	—	—	1,429
Unconsolidated JV normalizing items [5]	93	83	210	178
Normalized FFO adjustments	$(3,839)	$9,244	$21,029	$18,587
Normalized FFO adjustments per common share - diluted [8]	$(0.01)	$0.06	$0.05	$0.12

Normalized FFO attributable to common stockholders	$149,849	$67,019	$302,696	$131,806
Normalized FFO attributable to common stockholders per common share - diluted [8]	$0.39	$0.45	$0.79	$0.88

Non-real estate depreciation and amortization	802	556	1,406	1,016
Non-cash interest amortization [6]	1,618	747	2,300	1,458
Rent reserves, net	(54)	16	1,317	159
Straight-line rent, net	(8,005)	(1,327)	(16,251)	(2,536)
Stock-based compensation	3,924	3,356	7,669	7,055
Unconsolidated JV non-cash items [7]	(316)	(242)	(598)	(513)
Normalized FFO adjusted for non-cash items	$147,818	$70,125	$298,539	$138,445
2nd generation TI	(17,236)	(5,051)	(26,118)	(9,950)
Leasing commissions paid	(5,493)	(3,475)	(12,506)	(7,242)
Capital additions	(8,649)	(4,557)	(17,595)	(7,177)
FAD	$116,440	$57,042	$242,320	$114,076
FFO weighted average common shares outstanding - diluted [8]	383,409	150,545	383,372	150,203
1Potential common shares are not included in the computation of diluted earnings per share when a loss exists as the effect would be an antidilutive per share amount.
2Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
3Includes costs incurred related to the Merger. For the three and six months ended June 30, 2023, merger costs are net of a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.
4For the six months ended June 30, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.

5Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
6Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
7Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
8The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 442,263 and 806,310, respectively, for the three months ended June 30, 2023 and 2022, and the diluted impact of 4,042,993 OP units outstanding for the three and six months ended June 30, 2023.

Cash Net Operating Income ("NOI") and Merger Combined Same Store Cash NOI
Cash NOI and Merger Combined Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income, interest from financing receivables less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, financing receivable amortization, tenant improvement amortization and leasing commission amortization. The Company also excludes cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.
Merger Combined Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale or intended for sale, properties undergoing redevelopment, and newly redeveloped or developed properties.
Legacy HTA properties that met the same store criteria are included in both periods shown as if they were owned by the Company for the full analysis period. The Legacy HR same store pool represented approximately 35% of the NOI of the combined company at the time of the Merger. Management believes that continued reporting of the same store portfolio of only the pre-Merger accounting acquirer (i.e., Legacy HR) offered little value to the investor who was seeking to understand the operating performance and growth potential of the combined company. The Company was provided access to the underlying financial statements of Legacy HTA (which financial statements had been audited or, in the case of interim periods, reviewed) and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same store definition across the combined portfolio, resulting in approximately 85% of the combined portfolio being represented in the same store presentation.
The Company utilizes the redevelopment classification for properties where management has approved a change in strategic direction for such properties through the application of additional resources including an amount of capital expenditures significantly above routine maintenance and capital improvement expenditures.
Any recently acquired property will be included in the merger combined same store pool once the Company has owned the property for eight full quarters. Newly developed or redeveloped properties will be included in the merger combined same store pool eight full quarters after substantial completion.
The following table reflects the Company's Merger Combined Same Store Cash NOI for the six months ended June 30, 2023 and 2022.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at June 30, 2023	MERGER COMBINED SAME STORE CASH NOI for the six months ended June 30,
Dollars in thousands			2023	2022
Merger combined same store properties	594	$11,934,872	$362,342	$353,606

The following tables reconcile net income to Merger Combined Same Store NOI and the merger combined same store property metrics to the total owned real estate portfolio for the six months ended June 30, 2023 and 2022:
Reconciliations of Legacy HR and Merger Combined Same Store Cash NOI

MERGER COMBINED SAME STORE RECONCILIATION
	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2023	2022
Net (loss) income attributable to common stockholders	$(169,884)	$48,357
Other income (expense)	207,225	(21,814)
General and administrative expense	30,399	21,576
Depreciation and amortization expense	367,671	109,772
Other expenses [1]	(4,029)	20,963
Straight-line rent revenue, net	(16,251)	(2,536)
Joint venture properties	9,726	4,603
Other revenue [2]	(7,643)	(4,005)
	417,214	176,916
Pre-Merger Legacy HTA NOI	—	255,388
Cash NOI	417,214	432,304
Cash NOI not included in same store	(54,872)	(78,698)
Merger combined same store cash NOI	$362,342	$353,606
1.Includes acquisition and pursuit costs, Merger-related costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

LEGACY HR SAME STORE RECONCILIATION
	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2023	2022
Net (loss) income attributable to common stockholders	$(169,884)	$48,357
Other income (expense)	207,225	(21,814)
General and administrative expense	30,399	21,576
Depreciation and amortization expense	367,671	109,772
Other expenses [1]	(4,029)	20,963
Straight-line rent revenue, net	(16,251)	(2,536)
Joint venture properties	9,726	4,603
Other revenue [2]	(7,643)	(4,005)
	417,214	176,916
Cash NOI not included in same store	(261,468)	(26,048)
Legacy HR same store cash NOI [3]	$155,746	$150,868
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
3Legacy HR same store cash NOI includes 205 properties.

Reconciliation of Merger Combined Same Store Properties

	AS OF JUNE 30, 2023
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Merger combined same store properties	594	$11,934,872	34,824	89.0%
Acquisitions	62	1,087,583	2,878	87.3%
Development completions	4	134,733	266	84.9%
Redevelopments	12	325,247	1,204	55.8%
Planned Dispositions	8	131,187	642	58.9%
Total owned real estate properties	680	$13,613,622	39,814	87.4%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The Company’s results of operations for the three months ended June 30, 2023 compared to the same period in 2022 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $189.0 million, or 134.4%, for the three months ended June 30, 2023 compared to the prior year period. This increase is primarily comprised of the following:
•Acquisitions in 2022 and 2023 contributed $5.1 million.
•Leasing activity, including contractual rent increases, contributed $5.0 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $6.2 million.
•Impact from the Merger contributed $181.2 million.
Interest income increased $2.3 million, or 116.3%, for the three months ended June 30, 2023 compared to the prior year period primarily as a result of notes receivables assumed in the Merger and a note receivable entered into with a buyer upon disposition of a property in the first quarter of 2023.
Other operating income increased $1.5 million, or 54.5%, for the three months ended June 30, 2023 compared to the prior year period primarily as a result of variable parking and asset management fees assumed in the Merger.
Expenses
Property operating expenses increased $68.4 million, or 120.0%, for the three months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $2.2 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $1.1 million;
◦Utilities expense of $0.7 million;
◦Administrative, leasing commissions, and other legal expense of $0.8 million;
◦Janitorial expense of $0.3 million; and
◦Insurance expense of $0.5 million.
•Compensation expense decreased $0.5 million.
•Property taxes decreased $0.1 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $3.1 million.
•Impact from the Merger resulted in an increase of $62.6 million.

General and administrative expenses increased approximately $4.9 million, or 46.7%, for the three months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Decrease in cash compensation incentive expense of $1.1 million.
•Travel and related expenses increased $0.7 million.
•Net increases, primarily due to impacts from the Merger along with professional fees, audit services, insurance and other administrative costs, of $5.3 million.
Merger-related costs decreased $22.8 million, or 321.2%, for the three months ended June 30, 2023 compared to the prior year period primarily due to a reduction in legal and consulting services in connection with the Merger including a refund related to state transfer taxes.
Depreciation and amortization expense increased $127.5 million, or 228.7%, for the three months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $2.7 million.
•Various building and tenant improvement expenditures resulted in an increase of $3.7 million.
•Dispositions in 2022 and 2023 resulted in a decrease of 1.6 million.
•Assets that became fully depreciated resulted in a decrease of $3.2 million.
•Impact from the Merger resulted in an increase of $125.9 million.
Other Income (Expense)
Gains on sale of real estate properties
In the second quarter of 2023, the Company recognized gains of approximately $7.2 million. In the second quarter of 2022, the Company recognized gains of approximately $8.5 million.
Interest expense
Interest expense increased $49.8 million, or 320.3%, for the three months ended June 30, 2023 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2023	2022	$	%
Contractual interest	$52,766	$13,950	$38,816	278.3%
Net discount/premium accretion	9,649	79	9,570	12,113.9%
Debt issuance costs amortization	1,562	708	854	120.6%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	997	—	997	—%
Interest cost capitalization	(712)	(108)	(604)	559.3%
Interest on lease liabilities	923	765	158	20.7%
Total interest expense	$65,334	$15,543	$49,791	320.3%
Contractual interest expense increased $38.8 million, or 278.3%, for the three months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed in the Merger accounted for an increase of approximately $26.6 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $9.9 million.
•The Company's Unsecured Term Loan due 2024 and 2026 accounted for an increase of approximately $3.8 million.
•The Unsecured Credit Facility accounted for an increase of approximately $3.8 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Active interest rate derivatives accounted for a decrease of $5.2 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.

Impairment of Real Estate Properties
In the second quarter of 2023, the Company recognized impairments totaling $55.2 million primarily due to four properties with changes in the expected holding periods.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The Company’s results of operations for the six months ended June 30, 2023 compared to the same period in 2022 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $374.7 million, or 134.2%, for the six months ended June 30, 2023 compared to the prior year period. This increase is primarily comprised of the following:
•Acquisitions in 2022 and 2023 contributed $19.3 million.
•Leasing activity, including contractual rent increases, contributed $3.5 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $14.2 million.
•Impact from the Merger contributed $362.2 million.
Interest income increased $4.6 million, or 117.3%, from the prior year period primarily as result of notes receivables assumed in the Merger and a note receivable entered into with a buyer upon disposition of a property in the first quarter of 2023.
Other operating income increased $3.6 million, or 69.7%, from the prior year period primarily as a result of variable parking and asset management fees assumed in the Merger.
Expenses
Property operating expenses increased $133.0 million, or 116.2%, for the six months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $5.8 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $1.0 million;
◦Administrative, leasing commissions, and other legal expense of $1.3 million;
◦Janitorial expense of $0.8 million;
◦Maintenance and repair expense of $1.2 million; and
◦Insurance expense of $0.8 million.
•Property tax expense decreased of $0.5 million.
•Compensation expense decreased $0.8 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $7.3 million.
•Impact from the Merger resulted in an increase of 126.8 million.
General and administrative expenses increased approximately $8.8 million, or 40.9%, for the six months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Incentive-based awards decreased $1.5 million.
•Net increases, impacts from the Merger including professional fees, audit services, insurance, travel and other administrative costs, of $10.3 million.

Merger-related costs decreased $24.0 million, or 181.9%, for the six months ended for the six months ended June 30, 2023 primarily due to a reduction in legal and consulting services in connection with the Merger including a refund related to state transfer taxes.
Depreciation and amortization expense increased $257.9 million, or 234.9%, for the six months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $7.1 million.
•Various building and tenant improvement expenditures resulted in an increase of $6.5 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $3.6 million.
•Assets that became fully depreciated resulted in a decrease of $6.1 million.
•Impact from the Merger including a reset for fair value resulted in an increase of $254.0 million.
Other Income (Expense)
Gains on sale of real estate properties
Gains on the sale of real estate properties for the six months ended June 30, 2023 and 2022 totaled $8.2 million and $53.3 million, respectively.
Interest expense
Interest expense increased $99.9 million, or 342.0%, for the six months ended June 30, 2023 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2023	2022	$	%
Contractual interest	$103,533	$26,452	$77,081	291.4%
Net discount/premium accretion	19,240	129	19,111	14,814.7%
Debt issuance costs amortization	3,037	1,419	1,618	114.0%
Amortization of interest rate swap settlement	84	84	—	—%
Amortization of treasury hedge settlement	213	213	—	—%
Fair value derivative	2,426	—	2,426	—%
Interest cost capitalization	(1,282)	(145)	(1,137)	784.1%
Interest on lease liabilities	1,841	1,052	789	75.0%
Total interest expense	$129,092	$29,204	$99,888	342.0%
Contractual interest expense increased $77.1 million, or 291.4%, for the six months ended June 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed with the Merger accounted for an increase of approximately $52.4 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $19.0 million.
•The Company's Unsecured Term Loan due 2024 and 2026, net of swaps, accounted for an increase of approximately $7.7 million.
•The Unsecured Credit Facility accounted for an increase of approximately $8.1 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Interest rate derivatives accounted for a decrease of $10.0 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.
Impairment of Real Estate Properties
During the six months ended June 30, 2023, the Company recognized impairments totaling $86.7 million relating to five properties that were sold, one land parcel that was sold, three properties reclassified to held for sale and four additional properties due to changes in the expected holding periods. In addition, the Company recorded $5.2 million in credit loss reserves related to notes receivables. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's notes receivables and credit loss reserves.

Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures, These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2023, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2023, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	38,632	21.71	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	38,632	$21.71
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended (filed herewith).
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[1]
Exhibit 4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (filed herewith).
Exhibit 22.1	Subsidiary Issuers of Guaranteed Securities. (filed herewith)
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
August 8, 2023