Form 10-Q
period 2023-09-30
Healthcare Realty Trust Inc
filed 2023-11-03
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of October 27, 2023, the Registrant had 380,874,078 shares of Common Stock outstanding.

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

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2023	DECEMBER 31, 2022
Real estate properties
Land	$1,387,821	$1,439,798
Buildings and improvements	11,004,195	11,332,037
Lease intangibles	890,273	959,998
Personal property	12,686	11,907
Investment in financing receivable, net	120,975	120,236
Financing lease right-of-use assets	82,613	83,824
Construction in progress	85,644	35,560
Land held for development	59,871	74,265
Total real estate properties	13,644,078	14,057,625
Less accumulated depreciation and amortization	(2,093,952)	(1,645,271)
Total real estate properties, net	11,550,126	12,412,354
Cash and cash equivalents	24,668	60,961
Assets held for sale, net	57,638	18,893
Operating lease right-of-use assets	323,759	336,983
Investments in unconsolidated joint ventures	325,453	327,248
Goodwill	250,530	223,202
Other assets, net	571,554	469,990
Total assets	$13,103,728	$13,849,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$5,227,413	$5,351,827
Accounts payable and accrued liabilities	204,947	244,033
Liabilities of assets held for sale	3,814	437
Operating lease liabilities	273,319	279,895
Financing lease liabilities	74,087	72,939
Other liabilities	211,365	218,668
Total liabilities	5,994,945	6,167,799
Commitments and contingencies
Redeemable non-controlling interests	3,195	2,014
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 380,860 and 380,590 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,809	3,806
Additional paid-in capital	9,597,629	9,587,637
Accumulated other comprehensive income	17,079	2,140
Cumulative net income attributable to common stockholders	1,069,327	1,307,055
Cumulative dividends	(3,684,144)	(3,329,562)
Total stockholders' equity	7,003,700	7,571,076
Non-controlling interest	101,888	108,742
Total equity	7,105,588	7,679,818
Total liabilities and equity	$13,103,728	$13,849,631
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2023	2022	2023	2022
Revenues
Rental income	$333,335	$298,931	$987,109	$578,052
Interest income	4,264	3,366	12,711	7,253
Other operating	4,661	4,057	13,508	9,270
	342,260	306,354	1,013,328	594,575
Expenses
Property operating	131,639	112,473	379,074	226,947
General and administrative	13,396	16,741	43,796	38,317
Acquisition and pursuit costs	769	482	1,725	3,137
Merger-related costs	7,450	79,402	(3,366)	92,603
Depreciation and amortization	182,989	158,117	550,661	267,889
	336,243	367,215	971,890	628,893
Other income (expense)
Gain on sales of real estate properties	48,811	143,908	56,974	197,188
Interest expense	(66,304)	(53,044)	(195,397)	(82,248)
Gain (loss) on extinguishment of debt	62	(1,091)	62	(2,520)
Impairment of real estate properties and credit loss reserves	(56,873)	—	(143,510)	25
Equity loss from unconsolidated joint ventures	(456)	(124)	(1,253)	(776)
Interest and other income (expense), net	139	(172)	1,278	(378)
	(74,621)	89,477	(281,846)	111,291
Net (loss) income	$(68,604)	$28,616	$(240,408)	$76,973
Net loss (income) attributable to non-controlling interests	760	(312)	2,680	(312)
Net (loss) income attributable to common stockholders	$(67,844)	$28,304	$(237,728)	$76,661

Basic earnings per common share	$(0.18)	$0.08	$(0.63)	$0.36
Diluted earnings per common share	$(0.18)	$0.08	$(0.63)	$0.35

Weighted average common shares outstanding - basic	378,925	328,805	378,886	209,807
Weighted average common shares outstanding - diluted	378,925	332,031	378,886	210,944

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2023 and 2022
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2023	2022	2023	2022
Net (loss) income	$(68,604)	$28,616	$(240,408)	$76,973
Other comprehensive income
Interest rate swaps
Reclassification adjustments for (gains) losses included in net income (interest expense)	(4,168)	763	(9,874)	2,672
Gains arising during the period on interest rate swaps	12,016	6,083	24,999	12,905
	7,848	6,846	15,125	15,577
Comprehensive (loss) income	(60,756)	35,462	(225,283)	92,550
Less: comprehensive loss (income) attributable to non-controlling interests	663	(384)	2,494	(384)
Comprehensive (loss) income attributable to common stockholders	$(60,093)	$35,078	$(222,789)	$92,166
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended September 30, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2023	$3,808	$9,595,033	$9,328	$1,137,171	$(3,565,941)	$7,179,399	$104,018	$7,283,417	$2,487
Issuance of common stock, net of issuance costs	—	33	—	—	—	33	—	33	—
Common stock redemptions	—	8	—	—	—	8	—	8	—
Share-based compensation	1	2,555	—	—	—	2,556	—	2,556	—
Net loss	—	—	—	(67,844)	—	(67,844)	(760)	(68,604)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(4,118)	—	—	(4,118)	(50)	(4,168)	—
Gains arising during the period on interest rate swaps	—	—	11,869	—	—	11,869	147	12,016	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	710
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,203)	(118,203)	(1,467)	(119,670)	—
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(2)
Balance at September 30, 2023	$3,809	$9,597,629	$17,079	$1,069,327	$(3,684,144)	$7,003,700	$101,888	$7,105,588	$3,195

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2022	$1,516	$4,002,525	$(1,250)	$1,314,515	$(3,139,440)	$2,177,866	$—	$2,177,866	$—
Issuance of common stock, net of issuance costs	—	84	—	—	—	84	—	84	—
Merger consideration transferred	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165	—
Non-controlling interests acquired	—	—	—	—	—	—	1,266	1,266	—
Common stock redemptions	—	(41)	—	—	—	(41)	—	(41)	—
Share-based compensation	1	9,716	—	—	—	9,717	—	9,717	—
Redemption of non-controlling interest	—	98	—	—	—	98	(97)	1	—
Net income	—	—	—	28,304	—	28,304	312	28,616	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	755	—	—	755	8	763	—
Gains arising during the period on interest rate swaps	—	—	6,019	—	—	6,019	64	6,083	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(72,052)	(72,052)	(442)	(72,494)	—
Balance at September 30, 2022	$3,806	$9,586,556	$5,524	$1,342,819	$(3,211,492)	$7,727,213	$111,813	$7,839,026	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Nine Months Ended September 30, 2023 and 2022
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818	$2,014
Issuance of common stock, net of issuance costs	—	112	—	—	—	112	—	112	—
Common stock redemptions	—	(1,587)	—	—	—	(1,587)	—	(1,587)	—
Share-based compensation	3	11,467	—	—	—	11,470	—	11,470	—
Net loss	—	—	—	(237,728)	—	(237,728)	(2,680)	(240,408)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(9,757)	—	—	(9,757)	(117)	(9,874)	—
Gains arising during the period on interest rate swaps	—	—	24,696	—	—	24,696	303	24,999	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	1,210
Dividends to common stockholders and distributions to non-controlling interest holders ($0.93 per share)	—	—	—	—	(354,582)	(354,582)	(4,360)	(358,942)	—
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(29)
Balance at September 30, 2023	$3,809	$9,597,629	$17,079	$1,069,327	$(3,684,144)	$7,003,700	$101,888	$7,105,588	$3,195

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116	$—	$2,185,116	$—
Issuance of common stock, net of issuance costs	8	22,847	—	—	—	22,855	—	22,855	—
Merger consideration transferred	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165	—
Non-controlling interests acquired	—	—	—	—	—	—	1,266	1,266	—
Common stock redemptions	—	(248)	—	—	—	(248)	—	(248)	—
Share-based compensation	4	16,768	—	—	—	16,772	—	16,772	—
Redemption of non-controlling interest	—	98	—	—	—	98	(97)	1	—
Net income	—	—	—	76,661	—	76,661	312	76,973	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	2,664	—	—	2,664	8	2,672	—
Gains arising during the period on interest rate swaps	—	—	12,841	—	—	12,841	64	12,905	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.93 per share)	—	—	—	—	(166,009)	(166,009)	(442)	(166,451)	—
Balance at September 30, 2022	$3,806	$9,586,556	$5,524	$1,342,819	$(3,211,492)	$7,727,213	$111,813	$7,839,026	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	NINE MONTHS ENDED September 30,
	2023	2022
Net (loss) income	$(240,408)	$76,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,661	267,889
Other amortization	33,822	11,875
Share-based compensation	11,470	16,772
Amortization of straight-line rent receivable (lessor)	(29,320)	(12,267)
Amortization of straight-line rent on operating leases (lessee)	4,600	2,016
Gain on sales of real estate properties	(56,974)	(197,188)
(Gain) loss on extinguishment of debt	(62)	2,520
Impairment of real estate properties and credit loss reserves	143,510	(25)
Equity loss from unconsolidated joint ventures	1,253	776
Distributions from unconsolidated joint ventures	4,366	893
Non-cash interest from financing and notes receivable	(1,067)	(1,901)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(34,632)	(19,230)
Accounts payable and accrued liabilities	(32,060)	35,769
Other liabilities	17,345	(58,213)
Net cash provided by operating activities	372,504	126,659

INVESTING ACTIVITIES
Acquisitions of real estate	(48,106)	(376,924)
Development of real estate	(31,318)	(17,572)
Additional long-lived assets	(156,871)	(97,797)
Funding of mortgages and notes receivable	(14,597)	(3,441)
Investments in unconsolidated joint ventures	(3,824)	(99,586)
Investment in financing receivable	(310)	167
Contributions from redeemable non-controlling interests	710	—
Proceeds from sales of real estate properties and additional long-lived assets	366,779	870,806
Proceeds from notes receivable repayments	—	500
Cash assumed in Merger, including restricted cash for special dividend payment	—	1,149,681
Net cash provided by investing activities	112,463	1,425,834

FINANCING ACTIVITIES
Net repayments on unsecured credit facility	(149,000)	(154,400)
Borrowings on term loans	—	666,500
Repayment on term loan	—	(718,500)
Repayments of notes and bonds payable	(11,988)	(18,880)
Redemption of notes and bonds payable	—	(2,184)
Dividends paid	(354,171)	(165,735)
Special dividend paid in relation to the Merger	—	(1,123,648)
Net proceeds from issuance of common stock	110	22,851
Common stock redemptions	(1,834)	(894)
Distributions to non-controlling interest holders	(3,836)	(442)
Debt issuance and assumption costs	(529)	(12,753)
Payments made on finance leases	(12)	—
Net cash used in financing activities	(521,260)	(1,508,085)

(Decrease) increase in cash and cash equivalents	(36,293)	44,408
Cash and cash equivalents at beginning of period	60,961	13,175
Cash and cash equivalents at end of period	$24,668	$57,583

Supplemental Cash Flow Information	NINE MONTHS ENDED September 30,
	2023	2022
Interest paid	$185,402	$83,382
Mortgage note receivable taken in connection with sale of real estate	$45,000	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$32,590	$52,840
Mortgage note payable assumed in connection with acquisition of real estate, net	$5,284	$—
Capitalized interest	$2,077	$848

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2023, the Company had gross investments of approximately $13.6 billion in 663 wholly-owned real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property. The Company's 663 real estate properties are located in 35 states and total approximately 39.1 million square feet. The Company provided leasing and property management services to approximately 38.6 million square feet nationwide.
In addition, as of September 30, 2023, the Company had a weighted average ownership interest of approximately 44% in 34 real estate properties held in joint ventures. See Note 3 below for more details regarding the Company's unconsolidated joint ventures.
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
Healthcare Realty Holdings, L.P., a Delaware limited partnership (the "OP"), is 98.8% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2023, there were approximately 4.7 million OP Units, or 1.2% of OP units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the interests in the OP.
As of September 30, 2023, the Company had four consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	SEPTEMBER 30, 2023
Assets:
Net real estate investments	$72,756
Cash and cash equivalents	1,766
Receivables and other assets	2,594
Total assets	$77,116
Liabilities:
Accrued expenses and other liabilities	$16,909
Total equity	60,207
Total liabilities and equity	$77,116
As of September 30, 2023, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economic interests to direct the activities of the VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$30,797	$31,150
2021	Charlotte, NC [1]	Note receivable	5,743	6,000
2022	Texas [2]	Joint venture	63,579	63,579
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of September 30, 2023, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 3 below for more details regarding the Company's unconsolidated joint ventures.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of September 30, 2023, the Company had redeemable non-controlling interests of $3.2 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three and nine months ended September 30, 2023, the Company recognized real estate impairments totaling $56.9 million and $138.3 million, respectively, as a result of completed or planned disposition activity.
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

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of SEPTEMBER 30, 2023
May 2021	Poway, CA	5.73%	$113,634
November 2021	Columbus, OH	6.48%	7,341
			$120,975

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of September 30, 2023, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $155.0 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of SEPT 30, 2023	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of SEPT 30, 2023
Mezzanine loans
Texas	6/24/2021	6/24/2024	8.00%	$54,119	$54,119	$(5,196)	$(3,067)	$45,856

Mortgage loans
Texas	6/30/2021	12/31/2023	7.00%	31,150	31,150	—	(353)	30,797
North Carolina	12/22/2021	12/22/2024	8.00%	6,000	6,000	—	(257)	5,743
Florida	5/17/2022	2/27/2026	6.00%	65,000	27,651	—	(49)	27,602
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	—	—	45,000
				147,150	109,801	—	(659)	109,142

				$201,269	$163,920	$(5,196)	$(3,726)	$154,998
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
In its assessment of current expected credit losses for real estate notes receivable, the Company utilizes past payment history of its borrowers, current economic conditions, and forecasted economic conditions through the maturity date of each note to estimate a probability of default and a resulting loss for each real estate note receivable. During the first quarter of 2023, the Company determined that the risk of credit loss on its mezzanine loans was no longer remote and recorded a credit loss reserve of $5.2 million.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	NINE MONTHS ENDED SEPTEMBER 30, 2023	TWELVE MONTHS ENDED DECEMBER 31, 2022
Allowance for credit losses, beginning of period	$—	$—
Credit loss reserves	5,196	—
Allowance for credit losses, end of period	$5,196	$—
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.0 million and $6.2 million, respectively, for the three and nine months ended September 30, 2023, and $2.0 million and $5.9 million, respectively for the three and nine months ended September 30, 2022, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Income from Real Estate Notes Receivable
During the three and nine months ended September 30, 2023, the Company recognized interest income of $2.3 million and $6.5 million, respectively, related to real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. As of January 1, 2023, the Company placed two of its real estate notes receivable with principal balances of $48.9 million on non-accrual status and accordingly did not recognize any interest income for the three and nine month periods ended September 30, 2023.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2023	2022	2023	2022
Type of Revenue
Parking income	$2,751	$2,428	$7,511	$6,100
Management fee income [1]	1,552	1,426	5,122	2,864
Miscellaneous	358	203	875	306
	$4,661	$4,057	$13,508	$9,270
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Final Purchase Price Allocation
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Dollars in thousands	PRELIMINARY AMOUNTS RECOGNIZED ON THE CLOSING DATE	CUMULATIVE MEASUREMENT PERIOD ADJUSTMENTS	AMOUNTS RECOGNIZED ON THE CLOSING DATE (as adjusted)
ASSETS
Real estate investments
Land	$985,926	$18,359	$1,004,285
Buildings and improvements	6,960,418	(119,135)	6,841,283
Lease intangible assets(a)	831,920	1,839	833,759
Financing lease right-of-use assets	9,874	3,146	13,020
Construction in progress	10,071	(6,744)	3,327
Land held for development	46,538	—	46,538
Total real estate investments	$8,844,747	$(102,535)	$8,742,212
Assets held for sale, net	707,442	(7,946)	699,496
Investments in unconsolidated joint ventures	67,892	—	67,892
Cash and cash equivalents	26,034	11,403	37,437
Restricted cash	1,123,647	(1,247)	1,122,400
Operating lease right-of-use assets	198,261	16,370	214,631
Other assets, net (b) (c)	209,163	(3,840)	205,323
Total assets acquired	$11,177,186	$(87,795)	$11,089,391

LIABILITIES
Notes and bonds payable	$3,991,300	$—	$3,991,300
Accounts payable and accrued liabilities	1,227,570	17,374	1,244,944
Liabilities of assets held for sale	28,677	(3,939)	24,738
Operating lease liabilities	173,948	10,173	184,121
Financing lease liabilities	10,720	(855)	9,865
Other liabilities	203,210	(8,909)	194,301
Total liabilities assumed	$5,635,425	$13,844	$5,649,269
Net identifiable assets acquired	$5,541,761	$(101,639)	$5,440,122
Non-controlling interest	$110,702	$—	$110,702
Goodwill	$145,404	$101,639	$247,043
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

The cumulative measurement period adjustments recorded through June 30, 2023 are final and primarily resulted from updated valuations related to the Company’s real estate assets and liabilities and additional information obtained by the Company related to the properties acquired in the Merger and their respective tenants, and resulted in an increase to goodwill of $101.6 million.
Based on the final purchase price allocation of fair value, approximately $247.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the Merger, including anticipated general and administrative cost savings and potential economies of scale benefits in both tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes. During the third quarter of 2023, the Company experienced a sustained decline in the price per share of its common stock, which it identified as an indicator of goodwill impairment. As a result, the Company performed an interim goodwill evaluation. The fair value of the Company’s single reporting unit

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
was estimated using a combination of discounted cash flow models and earnings multiples techniques. The quantitative assessment as of September 30, 2023 indicated goodwill was not impaired.

Merger-related Costs
The Company incurred Merger-related costs of $7.5 million and $(3.4) million, respectively, during the three and nine months ended September 30, 2023, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consist of legal, consulting, severance, and banking services and for the nine months ended September 30, 2023 including a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.
Note 3. Real Estate Investments
2023 Acquisition Activity
The following table details the Company's real estate acquisition activity for the nine months ended September 30, 2023:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE, NET	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
Tampa, FL	3/10/23	$31,500	$—	$30,499	$30,596	$(97)	115,867
Colorado Springs, CO	7/28/23	11,450	(5,284)	6,024	11,416	(108)	42,770

Total real estate acquisitions		$42,950	$(5,284)	$36,523	$42,012	$(205)	158,637
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

In the third quarter of 2023, the Company acquired a parcel of land previously under a ground lease for $0.8 million and an additional interest in an operating property for $0.6 million.
Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and nine months ended September 30, 2023 and 2022 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2023	2022	2023	2022

Investments in unconsolidated joint ventures, beginning of period	$327,245	$210,781	$327,248	$161,942
New investment during the period [1]	—	117,880	3,824	167,479
Equity loss recognized during the period	(456)	(124)	(1,253)	(776)
Owner distributions	(1,336)	(785)	(4,366)	(893)
Investments in unconsolidated joint ventures, end of period	$325,453	$327,752	$325,453	$327,752
1In 2023, this was an additional investment in an existing joint venture in which the Company retained a 40% ownership interest. The investment consisted of the Company's sale of a property in Dallas, Texas to the joint venture. See 2023 Real Estate Asset Dispositions below for additional information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2023 Real Estate Asset Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2023:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Tampa/Miami, FL2	1/12/23	$93,250	$(5,875)	$—	$87,375	$87,302	$(888)	$961	224,037
Dallas, TX [3]	1/30/23	19,210	(141)	—	19,069	18,986	43	40	36,691
St. Louis, MO	2/10/23	350	(18)	—	332	398	—	(66)	6,500
Los Angeles, CA	3/23/23	21,000	(526)	—	20,474	20,610	52	(188)	37,165
Los Angeles, CA [4]	3/30/23	75,000	(8,079)	(45,000)	21,921	88,624	(803)	(20,900)	147,078
Los Angeles, CA [5]	5/12/23	3,300	(334)	—	2,966	3,268	—	(302)	—
Albany, NY	6/30/23	10,000	(1,229)	—	8,771	2,613	(1,040)	7,198	40,870
Houston, TX	8/2/23	8,320	(285)	—	8,035	4,567	194	3,274	57,170
Atlanta, GA	8/22/23	25,142	(66)	—	25,076	23,226	(536)	2,386	55,195
Dallas, TX	9/15/23	115,000	(1,504)	—	113,496	64,183	6,094	43,219	161,264
Houston, TX	9/18/23	250	(24)	—	226	1,998	—	(1,772)	52,040
Chicago, IL	9/27/23	59,950	(870)	—	59,080	74,710	(380)	(15,250)	104,912

Total dispositions		$430,772	$(18,951)	$(45,000)	$366,821	$390,485	$2,736	$18,600	922,922
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

Assets Held for Sale
The Company had 17 properties and one corporate entity classified as assets held for sale as of September 30, 2023. The net real estate assets held for sale includes the impact of $15.9 million and $46.4 million, respectively, of impairment charges for the three and nine months ended September 30, 2023. The Company had one property classified as assets held for sale as of December 31, 2022, which was sold in the first quarter of 2023. The table below reflects the assets and liabilities classified as held for sale as of September 30, 2023 and December 31, 2022:

Dollars in thousands	September 30, 2023	December 31, 2022
Balance Sheet data:
Land	$14,282	$1,700
Building and improvements	41,538	15,164
Lease intangibles	12,938	1,986
	68,758	18,850
Accumulated depreciation	(13,634)	—
Real estate assets held for sale, net	55,124	18,850
Operating lease right-of-use assets	585	—
Other assets, net	1,929	43
Assets held for sale, net	$57,638	$18,893

Accounts payable and accrued liabilities	$1,716	$282
Operating lease liabilities	1,020	—
Other liabilities	1,078	155
Liabilities of assets held for sale	$3,814	$437

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Leases
Lessor Accounting
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2023 was $333.3 million and $987.1 million, respectively. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2022 was $298.9 million and $578.1 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sale-type lease, as of September 30, 2023 were as follows:

Dollars in thousands	OPERATING
2023	$231,698
2024	874,750
2025	770,520
2026	666,294
2027	552,111
2028 and thereafter	1,918,689
$5,014,062
Lessee Accounting
As of September 30, 2023, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2023, the Company had 240 properties totaling 17.4 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 75 prepaid ground leases as of September 30, 2023. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.1 million of the Company’s rental expense for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s future lease payments (primarily for its 165 non-prepaid ground leases) as of September 30, 2023 were as follows:

Dollars in thousands	OPERATING	FINANCING
2023	$3,288	$513
2024	14,062	2,182
2025	14,253	2,218
2026	14,392	2,255
2027	14,630	2,294
2028 and thereafter	922,019	396,397
Total undiscounted lease payments	982,644	405,859
Discount	(709,325)	(331,772)
Lease liabilities	$273,319	$74,087
The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2023 and 2022:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2023	2022	2023	2022
Operating lease cost
Operating lease expense	$5,312	$4,204	$15,748	$6,613
Variable lease expense	2,417	1,061	6,788	3,123

Finance lease cost
Amortization of right-of-use assets	387	381	1,161	884
Interest on lease liabilities	928	861	2,770	1,913
Total lease expense	$9,044	$6,507	$26,467	$12,533

Other information
Operating cash flows outflows related to operating leases	$5,281	$3,847	$16,475	$8,443
Operating cash flows outflows related to financing leases	$524	$476	$1,592	$1,262
Financing cash flows outflows related to financing leases	$7	$3	$12	$3
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$9,874	$—	$50,463
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$198,261	$—	$198,261

Weighted-average years remaining lease term (excluding renewal options) - operating leases	47.5	50.2
Weighted-average years remaining lease term (excluding renewal options) - finance leases	58.2	60.1
Weighted-average discount rate - operating leases	5.8%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 5. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of September 30, 2023 and December 31, 2022.

	MATURITY DATES	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 9/30/2023
Dollars in thousands		9/30/2023	12/31/2022
$1.5 billion Unsecured Credit Facility	10/25	$236,000	$385,000	6.24%
$200 million Unsecured Term Loan	5/24	199,845	199,670	6.30%
$350 million Unsecured Term Loan [2]	7/24	349,711	349,114	6.30%
$300 million Unsecured Term Loan	10/25	299,952	299,936	6.30%
$150 million Unsecured Term Loan	6/26	149,606	149,495	6.30%
$200 million Unsecured Term Loan	7/27	199,467	199,362	6.30%
$300 million Unsecured Term Loan	1/28	298,184	297,869	6.30%
Senior Notes due 2025	5/25	249,391	249,115	4.12%
Senior Notes due 2026	8/26	577,124	571,587	4.94%
Senior Notes due 2027	7/27	482,665	479,553	4.76%
Senior Notes due 2028	1/28	297,283	296,852	3.85%
Senior Notes due 2030	2/30	572,883	565,402	5.30%
Senior Notes due 2030	3/30	296,679	296,385	2.72%
Senior Notes due 2031	3/31	295,706	295,547	2.25%
Senior Notes due 2031	3/31	645,232	632,693	5.13%
Mortgage notes payable	12/23-12/26	77,685	84,247	3.57%-6.88%
		$5,227,413	$5,351,827
.
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2On April 26, 2023, the Company exercised its option to extend the maturity date for one year for a fee of approximately $0.4 million.

Changes in Mortgage Notes Payable
On July 28, 2023, the Company assumed a mortgage note payable of $5.6 million in connection with the acquisition of a 42,770 square foot property in Colorado Springs, Colorado. The note bears interest at a rate of 4.5% per annum and matures on April 1, 2026.
On August 1, 2023, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 3.31% per annum with an outstanding principal of $9.8 million. The mortgage note encumbered a 66,984 square foot property in Marietta, Georgia.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
As of September 30, 2023, the Company had 14 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 15, 2024	$200,000	1.21%
May 1, 2026	100,000	2.15%
June 1, 2026	150,000	3.83%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,000,000	3.17%
Subsequent Activity
On October 19, 2023, the Company entered into two swap transactions totaling $100.0 million. The notional amounts were $50.0 million each with fixed rates of 4.71% and 4.67%. The swap agreements have effective dates of November 1, 2023 and termination dates of June 1, 2027 and December 1, 2027, respectively.
On October 23, 2023, the Company entered into two swap transactions totaling $100.0 million with an aggregate fixed rate of 4.73%. The swap agreements have effective dates of November 1, 2023 and termination dates of May 31, 2026.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2023.

	BALANCE AT SEPTEMBER 30, 2023
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$21,499

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2023 and 2022 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2023	2022		2023	2022
Interest rate swaps	$(12,016)	$(6,083)	Interest expense	$(4,317)	$614
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(12,016)	$(6,083)	Total interest expense	$(4,168)	$763

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE nine months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2023	2022		2023	2022
Interest rate swaps	$(24,999)	$(12,905)	Interest expense	$(10,320)	$2,226
Settled treasury hedges	—	—	Interest expense	126	320
Settled interest rate swaps	—	—	Interest expense	320	126
	$(24,999)	$(12,905)	Total interest expense	$(9,874)	$2,672

The Company estimates that an additional $14.1 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that an additional $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of September 30, 2023, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $21.5 million. As of September 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement.
Note 7. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Development and Redevelopment Activity
For the nine months ended September 30, 2023, the Company invested $55.3 million and $15.4 million toward active development and redevelopment of properties, respectively, and $9.2 million toward recently completed development and redevelopment projects.
In the second quarter of 2023, the Company entered into a joint venture agreement for the development of a medical office building in Scottsdale, Arizona. The Company holds a 90% interest in the joint venture and determined the arrangement meets the criteria to be consolidated. The joint venture acquired an $8.8 million land parcel to be developed with the Company contributing cash of $8.3 million. This is included in the Company's investment toward active development properties for the nine months ended September 30, 2023.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 8. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022:

	NINE MONTHS ENDED SEPTEMBER 30, 2023	TWELVE MONTHS ENDED DECEMBER 31, 2022
Balance, beginning of period	380,589,894	150,457,433
Issuance of common stock	7,397	229,618,304
Non-vested share-based awards, net of withheld shares	262,821	514,157
Balance, end of period	380,860,112	380,589,894
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to the at-the-market (“ATM”) equity offering program of common stock with an aggregate sales amount of up to $750.0 million. As of September 30, 2023, $750.0 million remained available for issuance under our current ATM equity offering program.
During the nine months ended September 30, 2023, the Company did not sell any shares or enter into any forward sale agreements to sell shares of common stock through its ATM equity offering program.
Common Stock Dividends
During the nine months ended September 30, 2023, the Company declared and paid common stock dividends totaling $0.93 per share. On October 30, 2023, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on November 30, 2023 to stockholders of record on November 14, 2023.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2023	2022	2023	2022
Weighted average common shares outstanding
Weighted average common shares outstanding	380,857,560	330,788,997	380,828,004	211,740,767
Non-vested shares	(1,932,221)	(1,983,742)	(1,941,897)	(1,933,957)
Weighted average common shares outstanding - basic	378,925,339	328,805,255	378,886,107	209,806,810

Weighted average common shares outstanding - basic	378,925,339	328,805,255	378,886,107	209,806,810
Dilutive effect of forward equity shares	—	—	—	—
Dilutive effect of OP Units	—	3,167,668	—	1,067,493
Dilutive effect of employee stock purchase plan	—	58,461	—	69,687
Weighted average common shares outstanding - diluted	378,925,339	332,031,384	378,886,107	210,943,990

Net (loss) income	$(68,604)	$28,616	$(240,408)	$76,973
Income allocated to participating securities	(636)	(610)	(1,868)	(1,817)
Loss (income) attributable to non-controlling interest	760	(312)	2,680	(312)
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(29)	—	(122)	—
Net (loss) income applicable to common stockholders - basic	$(68,509)	$27,694	$(239,718)	$74,844

Basic earnings per common share - net income	$(0.18)	$0.08	$(0.63)	$0.36
Diluted earnings per common share - net income	$(0.18)	$0.08	$(0.63)	$0.35
The effect of OP units totaling 4,042,993 shares and options under the Company's Employee Stock Purchase Plan (the "ESPP") to purchase the Company's common stock totaling 26,678 shares for the three months ended September 30,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

2023 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.
Incentive Plans
Equity Awards
During the nine months ended September 30, 2023, the Company made the following equity awards:
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
A summary of the activity under the Company's share-based incentive plans for the three and nine months ended September 30, 2023 and 2022 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Share-based awards, beginning of period	1,932,221	1,941,709	1,795,128	1,562,028
Granted	—	71,852	313,770	513,876
Vested	—	(7,434)	(152,314)	(68,481)
Forfeited	—	(4,130)	(24,363)	(5,426)
Share-based awards, end of period	1,932,221	2,001,997	1,932,221	2,001,997

During the nine months ended September 30, 2023 and 2022, the Company withheld 38,632 and 8,745 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following is a summary of the RSU activity during the three and nine months ended September 30, 2023:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	363,250	$28.57	294,932	$33.04
Granted	—	—	165,174	22.55
Vested/Forfeited	—	—	(17,606)	33.04
Probability adjustment of 2022 & 2023 RSUs	(47,196)	20.21	(126,446)	27.40
Non-vested, end of period	316,054	$27.77	316,054	$27.77
LTIP Series C Units
In January 2023, the Company modified its incentive compensation structure to award LTIP Series C units ("LTIP-C units) in the OP to named executive officers in lieu of RSUs. The LTIP-C units were granted with three-year forward-looking performance targets, with a grant date fair value of $7.1 million, which consisted of an aggregate 448,249 LTIP-C units with a five-year vesting period.
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
The remaining 57% of the LTIP-C units vest based upon certain operating performance conditions. With respect to the operating performance conditions of the January 4, 2023 grant, the grant date fair value was $20.21 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January LTIP-C units was $15.85 per share. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
Employee Stock Purchase Plan
Legacy HR maintained an ESPP prior to the completion of the Merger. The outstanding options to purchase shares of the common stock of Legacy HR became options to purchase class A common stock of the Company upon completion of the Merger. No new options will be granted under the ESPP. A summary of the activity under the ESPP for the three and nine months ended September 30, 2023 and 2022 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Outstanding and exercisable, beginning of period	179,369	405,534	340,976	348,514
Granted	—	—	—	255,960
Exercised	(2,580)	(4,576)	(7,397)	(17,094)
Forfeited	(4,680)	(37,628)	(28,471)	(83,417)
Expired	—	—	(132,999)	(140,633)
Outstanding and exercisable, end of period	172,109	363,330	172,109	363,330

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table represents expected amortization of the Company's non-vested shares issued as of September 30, 2023:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2023	$4.1
2024	13.3
2025	10.8
2026	8.0
2027	2.4
2028 and thereafter	0.5
Total	$39.1
Note 9. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value (level 1 inputs) due to the short term maturity of these investments.
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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$5,227.4	$4,941.2	$5,351.8	$5,149.6
Real estate notes receivable [1]	$155.0	$151.7	$99.6	$99.6
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the Company's current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Such risks and uncertainties include, among other things, the following: the Company’s expected results may not be achieved; failure to realize the expected benefits of the Merger; the risk that the Company’s and HTA’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company; the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline; pandemics or other health crises, such as COVID-19; increases in interest rates; the availability and cost of capital at expected rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to release space at similar rates as vacancies occur; the Company's ability to renew expiring leases; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; the Company may be required under purchase options to sell properties and may not be able to reinvest the proceeds from such sales at rates of return equal to the return received on the properties sold; uninsured or underinsured losses related to casualty or liability; the incurrence of impairment charges on its real estate properties or other assets; other legal and operational matters; and other risks and uncertainties affecting the Company, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, other risks and uncertainties of which the Company is not currently aware may also affect the Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Company on its website or otherwise. The Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of September 30, 2023, the Company had $1.3 billion available to be drawn on its Unsecured Credit Facility and $24.7 million in cash.
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
Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2023 were approximately $112.5 million. Below is a summary of significant investing activities.
Acquisitions
The following table details the Company's acquisition activity for the nine months ended September 30, 2023:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Tampa, FL	BayCare Health	3/10/23	$31,500	115,867	0.06
Colorado Springs, CO	UC Health	7/28/23	11,450	42,770	1.30

Total real estate acquisitions			$42,950	158,637

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.

In the third quarter of 2023, the Company acquired a parcel of land previously under a ground lease for $0.8 million and an additional interest in an operating property for $0.6 million.
Dispositions
The Company disposed of 12 properties during the nine months ended September 30, 2023 for a total sales price of $430.8 million, including cash proceeds of $366.8 million. The following table details these dispositions for the nine months ended September 30, 2023:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Tampa, FL & Miami, FL [1]	1/12/23	$93,250	224,037
Dallas, TX [2]	1/30/23	19,210	36,691
St. Louis, MO	2/10/23	350	6,500
Los Angeles, CA	3/23/23	21,000	37,165
Los Angeles, CA3	3/30/23	75,000	147,078
Los Angeles, CA4	5/12/23	3,300	—
Albany, NY	6/30/23	10,000	40,870
Houston, TX	8/2/23	8,320	57,170
Atlanta, GA	8/22/23	25,142	55,195
Dallas, TX	9/15/23	115,000	161,264
Houston, TX	9/18/23	250	52,040
Chicago, IL	9/27/23	59,950	104,912

Total dispositions		$430,772	922,922
1Includes two properties sold in two separate transactions to the same buyer on the same date.
2The Company sold this property to a joint venture in which it retained a 40% interest. Sales price and square footage reflect the total sales price paid by the joint venture and total square footage of the property.
3The Company entered into a mortgage note agreement with the buyer for $45 million.
4The Company sold a land parcel totaling 0.34 acres.

Capital Expenditures
During the nine months ended September 30, 2023, the Company incurred capital expenditures totaling $188.1 million for the following:
•$70.7 million toward active development and redevelopment of properties;
•$9.2 million toward completed development and redevelopment of properties;
•$32.1 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$45.4 million toward second generation tenant improvements; and
•$30.7 million toward capital expenditures.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2023 were approximately $521.3 million. See Notes 5 and 8 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
The Company has equity distribution agreements with various sales agents with respect to our ATM equity offering program of common stock with an aggregate sales amount of up to $750.0 million. As of September 30, 2023, $750.0 million remained available for issuance under our current ATM equity offering program.
Debt Activity
As of September 30, 2023, the Company had outstanding interest rate derivatives totaling $1.0 billion to hedge one-month Term SOFR. The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
January 15, 2024	$200,000	1.21%
May 1, 2026	100,000	2.15%
June 1, 2026	150,000	3.83%
December 1, 2026	150,000	3.84%
June 1, 2027	150,000	4.13%
December 1, 2027	250,000	3.79%
	$1,000,000	3.17%
During the third quarter of 2023, the Company assumed a mortgage note payable of $5.6 million in connection with the acquisition of a 42,770 square foot property in Colorado Springs, Colorado. The note bears interest at a rate of 4.5% per annum and matures on April 1, 2026. Additionally, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 3.31% per annum with an outstanding principal of $9.8 million. The mortgage note encumbered a 66,984 square foot property in Marietta, Georgia.
Subsequent Debt Activity
On October 19, 2023, the Company entered into two swap transactions totaling $100.0 million. The notional amounts were $50.0 million each with fixed rates of 4.71% and 4.67%. The swap agreements have effective dates of November 1, 2023 and termination dates of June 1, 2027 and December 1, 2027, respectively.
On October 23, 2023, the Company entered into two swap transactions totaling $100.0 million with an aggregate fixed rate of 4.73%. The swap agreements have effective dates of November 1, 2023 and termination dates of May 31, 2026.
Operating Activities
Cash flows provided by operating activities increased from $126.7 million for the nine months ended September 30, 2022 to $372.5 million for the nine months ended September 30, 2023. Items impacting cash flows from operations include, but are not limited to, the Merger, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.

The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold which would adversely affect the Company's results of operations and cash flows.
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
The Company reviews goodwill for impairment annually as of December 31 of each year or whenever events or changes in circumstances indicate that an impairment may exist. During the third quarter of 2023, management identified qualitative factors indicating that an impairment may exist, including the sustained decrease in stock price. As a result, the Company performed a quantitative assessment, and the fair value of the Company’s single reporting unit was estimated using a combination of discounted cash flow models and earnings multiples techniques. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to revenue and expense growth rates, capitalization rates, discount rates, capital expenditures and working capital levels. The determination of fair value using the earnings multiples technique requires assumptions to be made in relation to maintainable earnings and earnings multipliers. These forecasts and assumptions are highly subjective, and while we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Although the quantitative assessment as of September 30, 2023 indicated goodwill was not impaired, given the results of our quantitative assessment, the Company is at risk for future goodwill impairment because it is reasonably possible that, among other factors, continual stock price volatility and downward pressure on the Company's market capitalization could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill.
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 476 leases totaling 1.2 million square feet that will expire during the remainder of 2023. Approximately 73% of the leases expiring during the remainder of 2023 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first nine months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2023, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 27% having modified gross lease structures and approximately 65% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF SEPTEMBER 30, 2023 [1]
Current [2]	6	$112,271
2024	—	—
2025	6	105,251
2026	6	181,636
2027	4	110,388
2028	5	133,911
2029	3	81,815
2030	—	—
2031	4	108,894
2032	2	24,626
2033 and thereafter [3]	9	317,650
Total	45	$1,176,442
1Includes three properties totaling $45.3 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 13.6 years.
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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2023 and 2022.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(67,844)	$28,304	$(237,728)	$76,661
Net (loss) income attributable to common stockholders per diluted share [1]	$(0.18)	$0.08	$(0.63)	$0.35

Gain on sales of real estate properties	(48,811)	(143,908)	(56,974)	(197,188)
Impairment of real estate properties	56,873	—	138,314	(25)
Real estate depreciation and amortization	185,143	159,643	556,255	272,634
Non-controlling (loss) income from operating partnership units	(841)	377	(2,935)	377
Proportionate share of unconsolidated joint ventures	4,421	3,526	13,674	8,702
FFO adjustments	$196,785	$19,638	$648,334	$84,500
FFO adjustments per common share - diluted [7]	$0.51	$0.06	$1.69	$0.40

FFO attributable to common stockholders	$128,941	$47,942	$410,606	$161,161
FFO attributable to common stockholders per common share - diluted [7]	$0.34	$0.14	$1.07	$0.76

Acquisition and pursuit costs [2]	769	482	1,725	3,137
Merger-related costs [3]	7,450	79,402	(3,366)	92,603
Merger-related fair value of debt instruments	10,667	—	32,085	—
Lease intangible amortization	213	(2)	600	891
Non-routine legal costs/forfeited earnest money received	—	346	275	577
Allowance for credit losses [4]	—	—	8,599	—
Debt financing costs	(62)	1,091	(62)	2,520
Unconsolidated JV normalizing items [5]	90	154	300	332
Normalized FFO adjustments	$19,127	$81,473	$40,156	$100,060
Normalized FFO adjustments per common share - diluted [8]	$0.05	$0.24	$0.10	$0.47

Normalized FFO attributable to common stockholders	$148,068	$129,415	$450,762	$261,221
Normalized FFO attributable to common stockholders per common share - diluted [8]	$0.39	$0.39	$1.18	$1.23

Non-real estate depreciation and amortization	475	577	1,881	1,593
Non-cash interest amortization [6]	1,402	8,924	3,703	10,382
Rent reserves, net	442	457	1,759	616
Straight-line rent, net	(8,470)	(7,715)	(24,720)	(10,251)
Share-based compensation	2,556	3,666	10,224	10,721
Unconsolidated JV non-cash items [7]	(231)	(377)	(828)	(890)
Normalized FFO adjusted for non-cash items	$144,242	$134,947	$442,781	$273,392
2nd generation TI	(21,248)	(10,147)	(47,366)	(20,097)
Leasing commissions paid	(8,907)	(8,283)	(21,413)	(15,525)
Capital additions	(14,354)	(16,067)	(31,949)	(23,244)
FAD	$99,733	$100,450	$342,053	$214,526
FFO weighted average common shares outstanding - diluted [8]	383,428	332,819	383,390	211,746
1Potential common shares are not included in the computation of diluted earnings per share when a loss exists as the effect would be an antidilutive per share amount.
2Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
3Includes costs incurred related to the Merger. For the nine months ended September 30, 2023, merger costs are net of a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.
4For the nine months ended September 30, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
5Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
6Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
7Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
8The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 432,597 and 426,940, respectively, for the three and nine months ended September 30, 2023, and the diluted impact of 4,042,993 OP units outstanding for the three and nine months ended September 30, 2023.

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
The following table reflects the Company's Merger Combined Same Store Cash NOI for the nine months ended September 30, 2023 and 2022.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at September 30, 2023	MERGER COMBINED SAME STORE CASH NOI for the nine months ended September 30,
Dollars in thousands			2023	2022
Merger combined same store properties	584	$11,868,621	$538,486	$524,066
Joint venture same store properties	12	185,274	$7,617	$7,138

The following tables reconcile net income to Merger Combined Same Store NOI and the merger combined same store property metrics to the total owned real estate portfolio for the nine months ended September 30, 2023 and 2022:
Reconciliations of Legacy HR and Merger Combined Same Store Cash NOI

MERGER COMBINED SAME STORE RECONCILIATION
	NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2023	2022
Net (loss) income attributable to common stockholders	$(237,728)	$76,661
Other expense (income)	281,846	(111,291)
General and administrative expense	43,796	38,317
Depreciation and amortization expense	550,661	267,889
Other expenses [1]	7,753	103,622
Straight-line rent revenue, net	(24,720)	(10,251)
Joint venture properties	14,418	8,480
Other revenue [2]	(14,091)	(9,247)
	621,935	364,180
Pre-Merger Legacy HTA NOI	—	282,502
Cash NOI	621,935	646,682
Cash NOI not included in same store	(75,832)	(115,478)
Same store joint venture properties	(7,617)	(7,138)
Merger combined same store cash NOI	$538,486	$524,066
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

LEGACY HR SAME STORE RECONCILIATION
	NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2023	2022
Net (loss) income attributable to common stockholders	$(237,728)	$76,661
Other expense (income)	281,846	(111,291)
General and administrative expense	43,796	38,317
Depreciation and amortization expense	550,661	267,889
Other expenses [1]	7,753	103,622
Straight-line rent revenue, net	(24,720)	(10,251)
Joint venture properties	14,418	8,480
Other revenue [2]	(14,091)	(9,247)
	621,935	364,180
Cash NOI not included in same store	(383,036)	(134,761)
Legacy HR same store cash NOI [3]	$238,899	$229,419
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
3Legacy HR same store cash NOI includes 221 properties.

Reconciliation of Merger Combined Same Store Properties

	AS OF SEPTEMBER 30, 2023
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Merger combined same store properties	584	$11,868,621	34,798	89.2%
Joint venture same store properties	12	185,274	998	87.9%
Wholly owned and joint venture acquisitions	72	977,461	2,895	90.2%
Development completions	5	151,775	405	73.3%
Redevelopments	16	408,316	1,368	51.1%
Planned Dispositions	8	137,017	582	71.1%
Total	697	$13,728,464	41,046	87.6%
Joint venture properties	34	358,015	1,949	86.9%
Total owned real estate properties	663	$13,370,449	39,097	87.6%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The Company’s results of operations for the three months ended September 30, 2023 compared to the same period in 2022 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $34.4 million, or 11.5%, for the three months ended September 30, 2023 compared to the prior year period. This increase is primarily comprised of the following:
•Acquisitions in 2022 and 2023 contributed $3.7 million.
•Leasing activity, including contractual rent increases, contributed $9.1 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $5.7 million.
•Impact from the Merger contributed $27.3 million.
Interest income increased $0.9 million, or 26.7%, for the three months ended September 30, 2023 compared to the prior year period primarily as a result of a note receivable entered into with a buyer upon disposition of a property in the first quarter of 2023.
Other operating income increased $0.6 million, or 14.9%, for the three months ended September 30, 2023 compared to the prior year period primarily as a result of variable parking and management fees.
Expenses
Property operating expenses increased $19.2 million, or 17.0%, for the three months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $1.8 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $1.6 million;
◦Administrative, leasing commissions, and other legal expense of $0.7 million;
◦Maintenance and repair expense of $0.5 million;
◦Property taxes of $0.5 million;
◦Janitorial expense of $0.4 million; and
◦Security expense of $0.2 million.
•Insurance expense decreased $0.4 million.

•Dispositions in 2022 and 2023 resulted in a decrease of $5.2 million.
•Impact from the Merger resulted in an increase of $19.1 million.
General and administrative expenses decreased approximately $3.3 million, or 20.0%, for the three months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Decrease in payroll and payroll related expenses of approximately $3.1 million.
•Decrease in cash compensation incentive expense of $0.6 million.
•Decrease in non-cash compensation incentive expense of $1.0 million.
•Net increases, primarily due to impacts from the Merger, including professional fees, audit services, insurance and other administrative costs, of $1.4 million.
Merger-related costs decreased $72.0 million, or 90.6%, for the three months ended September 30, 2023 compared to the prior year period primarily due to a reduction in legal and consulting services in connection with the Merger including a refund of $17.8 million related to state transfer taxes.
Depreciation and amortization expense increased $24.9 million, or 15.7%, for the three months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $1.5 million.
•Various building and tenant improvement expenditures resulted in an increase of $7.0 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $5.7 million.
•Assets that became fully depreciated resulted in a decrease of $4.9 million.
•Impact from the Merger resulted in an increase of $27.0 million.
Other Income (Expense)
Gains on sale of real estate properties
In the third quarter of 2023, the Company recognized gains of approximately $48.8 million. In the third quarter of 2022, the Company recognized gains of approximately $143.9 million.
Interest expense
Interest expense increased $13.3 million, or 25.0%, for the three months ended September 30, 2023 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2023	2022	$	%
Contractual interest	$53,911	$42,019	$11,892	28.3%
Net discount/premium accretion	9,785	7,617	2,168	28.5%
Debt issuance costs amortization	1,338	1,341	(3)	(0.2)%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	988	1,732	(744)	(43.0)%
Interest cost capitalization	(795)	(703)	(92)	13.1%
Interest on lease liabilities	928	889	39	4.4%
Total interest expense	$66,304	$53,044	$13,260	25.0%
Contractual interest expense increased $11.9 million, or 28.3%, for the three months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed in the Merger accounted for an increase of approximately $3.3 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $8.4 million.
•The Company's Unsecured Term Loans due 2024 and 2026 accounted for an increase of approximately $2.7 million.

•The Unsecured Credit Facility accounted for an increase of approximately $2.0 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Active interest rate derivatives accounted for a decrease of $4.4 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.
Impairment of Real Estate Properties
In the third quarter of 2023, the Company recognized impairments totaling $56.9 million primarily due to the sale of two properties, 12 properties classified into held for sale, and six properties with changes in the expected holding periods.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The Company’s results of operations for the nine months ended September 30, 2023 compared to the same period in 2022 were impacted by the Merger, acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $409.1 million, or 70.8%, for the nine months ended September 30, 2023 compared to the prior year period. This increase is primarily comprised of the following:
•Acquisitions in 2022 and 2023 contributed $17.4 million.
•Leasing activity, including contractual rent increases, contributed $4.5 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $20.0 million.
•Impact from the Merger contributed $407.2 million.
Interest income increased $5.5 million, or 75.3%, from the prior year period primarily as result of notes receivables assumed in the Merger and a note receivable entered into with a buyer upon disposition of a property in the first quarter of 2023.
Other operating income increased $4.2 million, or 45.7%, from the prior year period primarily as a result of variable parking and asset management fees assumed in the Merger.
Expenses
Property operating expenses increased $152.1 million, or 67.0%, for the nine months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $7.8 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $5.4 million;
◦Maintenance and repair of $2.2 million;
◦Administrative, leasing commissions, and other legal expense of $2.1 million;
◦Janitorial expense of $1.5 million;
◦Insurance expense of $0.3 million; and
◦Security expense of $0.1 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $9.7 million.
•Payroll expense resulted in a decrease of $1.0 million.
•Impact from the Merger resulted in an increase of $143.4 million.

General and administrative expenses increased approximately $5.5 million, or 14.3%, for the nine months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Decrease in payroll and payroll related expenses of $1.2 million.
•Decrease in incentive-based awards of $1.1 million.
•Decrease in non-cash compensation incentive expense of $0.7 million.
•Net increases, primarily due to impacts from the Merger, including professional fees, audit services, insurance, travel and other administrative costs, of $8.5 million.
Merger-related costs decreased $96.0 million, or 103.6%, for the nine months ended September 30, 2023 primarily due to a reduction in legal and consulting services in connection with the Merger, including a refund of $17.8 million related to state transfer taxes.
Depreciation and amortization expense increased $282.8 million, or 105.6%, for the nine months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2022 and 2023 resulted in an increase of $9.3 million.
•Various building and tenant improvement expenditures resulted in an increase of $15.9 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $4.7 million.
•Assets that became fully depreciated resulted in a decrease of $15.7 million.
•Impact from the Merger including a reset for fair value resulted in an increase of $278.0 million.
Other Income (Expense)
Gains on sale of real estate properties
Gains on the sale of real estate properties for the nine months ended September 30, 2023 and 2022 totaled $57.0 million and $197.2 million, respectively.
Interest expense
Interest expense increased $113.1 million, or 137.6%, for the nine months ended September 30, 2023 compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2023	2022	$	%
Contractual interest	$157,443	$68,470	$88,973	129.9%
Net discount/premium accretion	29,025	7,747	21,278	274.7%
Debt issuance costs amortization	4,376	2,760	1,616	58.6%
Amortization of interest rate swap settlement	126	126	—	—%
Amortization of treasury hedge settlement	320	320	—	—%
Fair value derivative	3,414	1,732	1,682	97.1%
Interest cost capitalization	(2,077)	(848)	(1,229)	144.9%
Interest on lease liabilities	2,770	1,941	829	42.7%
Total interest expense	$195,397	$82,248	$113,149	137.6%
Contractual interest expense increased $89.0 million, or 129.9%, for the nine months ended September 30, 2023 compared to the prior year period primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed with the Merger accounted for an increase of approximately $55.8 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $27.3 million.
•The Company's Unsecured Term Loans due 2024 and 2026, net of swaps, accounted for an increase of approximately $10.4 million.
•The Unsecured Credit Facility accounted for an increase of approximately $10.1 million due to an increased weighted average balance outstanding and an increase in the weighted average interest rate.
•Interest rate derivatives accounted for a decrease of $14.4 million.

•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
Impairment of Real Estate Properties and Credit Loss Reserves
During the nine months ended September 30, 2023, the Company recognized impairments totaling $138.3 million relating to six properties that were sold, one land parcel that was sold, 17 properties reclassified to held for sale and five additional properties due to changes in the expected holding periods. In addition, the Company recorded $5.2 million in credit loss reserves related to notes receivables. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's notes receivables and credit loss reserves.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures, These losses are primarily attributable to non-cash depreciation expense. See Note 3 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2023, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2023, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	38,632	21.71	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	38,632	$21.71
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.
Exhibit 22.1	Subsidiary Issuers of Guaranteed Securities (filed herewith).
Exhibit 31.1
Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2
Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
1 Filed as an exhibit to the Company'a (File No. 001-35568) Form 10-Q filed with the SEC on August 8, 2023 and hereby incorporated by reference.
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
November 3, 2023