Form 10-K
period 2023-12-31
Healthcare Realty Trust Inc
filed 2024-02-16
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15- U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2023, held by non-affiliates on June 30, 2023, was $7,130,838,614.
As of February 12, 2024, there were 381,180,874 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 21, 2024, are incorporated by reference into Part III of this Report.

Explanatory Note
On July 20, 2022, pursuant to that certain Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated.” In addition, the equity interests of Legacy HR were contributed by means of a contribution and assignment agreement to the OP, and Legacy HR became a wholly-owned subsidiary of the OP. As a result, Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and to provide a platform for the combined company to more efficiently acquire properties in a tax-deferred manner.
For purposes of this Annual Report on Form 10-K, references to "Healthcare Realty Trust" are to Legacy HTA after giving effect to the Merger and references to the "Company," "we," "us," and "our" are to Healthcare Realty Trust and, unless the context requires otherwise, its consolidated subsidiaries, including the OP.
For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the accounting acquirer. As a result, the historical financial statements of the accounting acquirer, Legacy HR, became the historical financial statements of the Company. Periodic reports for periods ending following the Merger include financial and other information about the Company. The Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value.
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
FORM 10-K
December 31, 2023

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
Real Estate Properties
The Company had gross investments of approximately $13.4 billion in 655 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property as of December 31, 2023. The Company had a weighted average ownership interest of approximately 43% in 33 real estate properties held in unconsolidated joint ventures as of December 31, 2023. The Company provided leasing and property management services to 93% of its portfolio nationwide as of December 31, 2023. The Company’s real estate property investments by geographic area are detailed in Note 3 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2023:

			December 31, 2023
Dollars and square feet in thousands	GROSS INVESTMENT	SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient [2]	$12,160,240	35,677	630	87.1%
Inpatient	439,464	934	15	89.9%
Office	467,182	1,631	8	96.2%
	13,066,886	38,242	653	87.5%
Construction in progress	60,727
Land held for development	59,871
Investments in financing receivables, net [3,4]	122,602	160	1	100.0%
Financing lease right-of-use assets [4]	82,209	72	1	83.7%
Corporate property	6,772
Total real estate investments	13,399,067	38,474	655	87.6%
Unconsolidated joint ventures [5]	340,644	1,837	33	87.2%
Total investments	$13,739,711	40,311	688	87.5%
1The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases). There was one property excluded from the table above that was classified as held for sale as of December 31, 2023.
2Includes one real estate property held in a consolidated joint venture.
3Investments in financing receivables, net includes an investment of $115.2 million in a single-tenant net lease property in San Diego, CA related to a sale-leaseback transaction.
4Financing lease right-of-use assets includes a multi-tenant lease property in Columbus, OH related to a sale-leaseback transaction totaling $15.8 million, of which $8.4 million was accounted for as an imputed lease arrangement as required under ASC 842, Leases. The remaining $7.4 million was accounted for as a financing arrangement and is included in investments in financing receivables, net.
5Gross investment includes the Company's pro rata share of unconsolidated joint ventures, net of mortgage notes payable. Square feet have not been adjusted by the Company's ownership percentage.

Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2023, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.
Expiring Leases
As of December 31, 2023, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 4.2 years, with expirations through 2052. The table below details the Company’s lease expirations as of December 31, 2023, excluding the Company's unconsolidated joint ventures, financing receivables, assets held for sale and right-of-use assets.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2024 (1)	1,610	6,081,500	18.2%
2025	1,096	4,567,388	13.6%
2026	1,061	4,086,806	12.2%
2027	856	4,216,127	12.6%
2028	835	3,732,888	11.1%
2029	402	2,051,552	6.1%
2030	367	2,531,991	7.6%
2031	252	1,198,077	3.6%
2032	295	2,139,548	6.4%
2033	203	1,123,683	3.4%
Thereafter	203	1,750,005	5.2%
	7,180	33,479,565	100.0%
1Includes 189 leases totaling 397,188 square feet that expired prior to December 31, 2023, and were on month-to-month terms.
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
2023 Investment Activity
In 2023, the Company acquired two medical office buildings. The total purchase price of the acquisitions was $43.0 million and the weighted average capitalization rate for these investments was 6.5%.
The Company disposed of 39 properties in 2023 for sales prices totaling $787.0 million, including a regional corporate office and one property contributed into a joint venture in which the Company maintains a non-controlling interest. These transactions yielded net cash proceeds of $687.6 million, net of $36.9 million of closing costs and related adjustments, $58.7 million in Company financed notes and $3.8 million of retained joint venture interests. The weighted average capitalization rate for these sales was 6.5%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2023, the Company funded $112.2 million toward development and redevelopment of properties.
See the Company's discussion regarding the 2023 acquisition, joint venture and disposition activity in Note 5 to the Consolidated Financial Statements and development activity in Note 15 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation and legislation at the federal, state and local levels, including, but not limited to, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), the Bipartisan Budget Act of 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), and laws intended to combat fraud, waste and abuse such as the Anti-Kickback Statute, Stark Law and False Claims Act, and laws intended to protect the privacy and security of patient information, such as the Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
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
The Centers for Medicare and Medicaid Services continued to adjust Medicare payment rates in 2023 to implement site-neutral payment policies. These changes have lowered Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company has not seen a material impact from site-neutral Medicare payment policy, positively or negatively. The Company cannot predict the amount of benefit from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
Since 2018, physicians have been required to report patient data on quality and performance measures that began to affect their Medicare payments in 2020. Implementation of MACRA, and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, along with its budget-neutrality rule that requires any increases in payments to be offset by decreases, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or, indirectly, the Company.
Legislative Developments
Taxation of Dividends
The Tax Cuts and Jobs Act of 2017 (“TCJA”) generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). In addition, the deduction for ordinary REIT dividends is not subject to the wage and tax basis limitations applicable to the deduction for other qualifying pass-through income. The TCJA was a far-reaching and complex revision to the existing U.S. federal income tax laws. Many of the provisions of this act, such as the 20% deduction mentioned above, will expire at the end of 2025, unless extended by legislative action.
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

Human Capital Resources
We believe our employees are a critical component to the achievement of our business objectives and recognition as a trusted owner and operator of medical office properties. As of December 31, 2023, the Company employed 584 people. Our employees are comprised of accountants, maintenance engineers, property managers, leasing personnel, architects, administrative staff, an investments team, and the corporate management team. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent. We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, veteran status, and other characteristics that make our employees unique.
To retain talented employees who contribute to the Company’s strategic objectives, we offer an attractive set of employee benefits, including:
•Health benefits and 401(k) starting on the first day of employment;
•Dollar-for-dollar match on 401(k) contributions up to $2,800, encouraging higher employee savings;
•100% of long-term disability and life insurance premiums paid; and
•Tuition reimbursement up to $3,000 annually for any employee pursuing higher education.
In addition, we are committed to supporting the performance and career development of all employees, from encouraging staff accountants to sit for the CPA exam to supporting our maintenance engineers in earning various certifications. As owners and operators of medical real estate, we recognize the value of health and wellbeing among our own employees. As we have for many years, Healthcare Realty provides corporate employees with gym membership discounts to encourage fitness. In addition, we offer monthly wellness challenges and resources that provide our employees with tools to enhance their wellbeing. Additional information regarding employee and community engagement is available in the 2023 Corporate Responsibility Report, which is posted on the Company's website (www.healthcarerealty.com).
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
c.Integrity: Conduct business with integrity, respect and excellence, earning the right to be a preferred provider of outpatient medical properties.
The Company’s Board of Directors is committed to overseeing the integration of our ESG principles throughout the Company. In addition, the Company's incentive program for named executive officers includes ESG performance measures.
The Company's unsecured credit facility (described in more detail herein) contains a sustainability-linked provision that can reduce borrowing costs if the Company meets certain metrics relating to green building certifications. The

Company met the metrics in 2023 and, as a result, will save one basis point on the cost of its borrowings under the unsecured credit facility in 2024.
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
More information regarding the Company’s Sustainability Principles and Policies and ESG performance can be found in the Company’s 2023 Corporate Responsibility Report on its website (www.healthcarerealty.com).
Available Information
The Company makes available to the public free of charge through its website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the SEC. The Company’s website address is www.healthcarerealty.com.

Corporate Governance Principles
The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.

Committee Charters
The Board of Directors has an Audit Committee, Compensation and Human Capital Committee, and Nominating and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.
Executive Officers
Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this report and is incorporated herein by reference.
Item 1A. Risk Factors
The following are some of the risks and uncertainties that could negatively affect the Company’s consolidated financial condition, results of operations, business and prospects. These risk factors are grouped into three categories: risks relating to the Company’s business and operations; risks relating to the Company’s capital structure and financings; and risks relating to government regulations.
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

Risks relating to our business and operations

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
The Company’s revenues are subject to the financial strength of its tenants and associated health systems. The Company has no operational control over the business of these tenants and associated health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints, including the loss of licensure or certification. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants. The Company leases to government tenants from time to time that may be subject to annual budget appropriations. If a government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. These conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity and reduce cash flows from operations.
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
The Company performs an impairment review on its real estate properties every year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties and goodwill, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. The Company incurred impairment charges of $149.7 million in 2023, associated with completed or planned disposition activity. The Company may determine in future periods that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns.
The Company had approximately $111.1 million, or 0.83%, of real estate property investments that were subject to purchase options held by lessees that were exercisable as of December 31, 2023. Other properties have purchase options that will become exercisable after 2023. Properties with purchase options exercisable in 2023 produced aggregate net operating income of approximately $10.6 million in 2023. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
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
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Approximately 95% of leases have increases that are based upon fixed percentages and approximately 5% of leases have increases based on the Consumer Price Index. To the extent fixed percentage increases lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted. As of December 31, 2023, the Company had weighted average annual fixed rent escalators of 2.82% with its wholly-owned and consolidated properties.
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
As of December 31, 2023, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, TX (8.7%), Houston, TX (5.6%), and Seattle, WA (5.3%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation (including property taxes) and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
Most of the Company’s properties on or adjacent to hospital campuses are largely dependent on the viability of the health system’s campus where they are located, whether or not the hospital or health system is a tenant in such properties. The viability of these health systems depends on factors such as the quality and mix of healthcare services provided, competition, payor mix, demographic trends in the surrounding community, market position and growth potential. If one of these hospitals is unable to meet its financial obligations, is unable to compete successfully, or is forced to close or relocate, the Company’s properties on or near such hospital campus could be adversely impacted.
Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties.
As of December 31, 2023, the Company had 232 properties that were held under ground leases, representing an aggregate gross investment of approximately $5.4 billion. The weighted average remaining term of the Company's ground leases is approximately 64.9 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information of the Company or others, which others could use to compete against the Company or which could expose it to damage claims by third parties for disruption, destructive, or otherwise harmful purposes or outcomes;
•result in the Company's inability to maintain the building systems relied upon by its tenants for the efficient use of their leased space;
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
Healthcare Realty Trust is a holding company with no direct operations and, as such, it relies on funds received from the OP to pay liabilities, and the interests of its stockholders will be structurally subordinated to all liabilities and obligations of the OP and its subsidiaries.
Substantially all of Healthcare Realty Trust's assets are held through the OP, which holds substantially all of its assets through subsidiaries. Healthcare Realty Trust does not have, apart from its interest in the OP, any independent operations. Substantially all of Healthcare Realty Trust's cash flow is dependent upon cash distributions from the OP. As a result, Healthcare Realty Trust relies on distributions from the OP to pay any dividends that may be declared on its shares of Class A common stock. Healthcare Realty Trust also relies on distributions from the OP to meet its other obligations, including any tax liability on taxable income allocated to it from the OP. In addition, because Healthcare Realty Trust is a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the OP and its subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of Healthcare Realty Trust, its assets and those of the OP and its subsidiaries will be available to satisfy the claims of stockholders only after all of Healthcare Realty Trust's and the OP’s and its subsidiaries’ liabilities and obligations have been paid in full.
The Company cannot assure you that it will be able to continue paying dividends at or above the rates previously paid.
The stockholders of the Company may not receive dividends at the same rate they received previously for various reasons, including the following: (i) the Company may not have enough cash to pay such dividends due to changes in the Company's cash requirements, capital spending plans, cash flow or financial position; (ii) decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board of Directors, which reserves the right to change the Company's current dividend practices at any time and for any reason; (iii) the Company may desire to retain cash to maintain or improve its credit ratings; and (iv) the amount of dividends that the Company's subsidiaries may distribute to the Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the Company do not have a contractual or other legal right to dividends that have not been authorized by the Board of Directors.

The Company previously incurred and may continue to incur substantial expenses related to the Merger.
The Company incurred substantial expenses in connection with completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies, including severance costs. While the integration of the two companies is largely complete, the Company could still incur significant expenses as it operates and refines the combined portfolios of the companies.
Pandemics, such as COVID-19, and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
The COVID-19 pandemic had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. During 2020, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations.
The COVID-19 pandemic also caused severe economic, market and other disruptions worldwide. There can be no assurance that the Company's access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of economic conditions, including supply chain constraints, as a result of the pandemic may ultimately decrease occupancy levels and average rent per square foot across the Company's portfolio as tenants reduce or defer their spending.
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
As of December 31, 2023, the Company had approximately $5.3 billion of outstanding indebtedness excluding discounts, premiums and debt issuance costs. Covenants under the Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 20, 2022, among Healthcare Realty Trust, the OP, and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended ("Unsecured Credit Facility"), and the indentures governing the OP's senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings or additional instances of notes by the OP that are fully guaranteed by Healthcare Realty Trust. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service debt, thereby reducing the funds available to implement the Company's business strategy and to make distributions to stockholders. A high level of indebtedness could also:
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
The terms of the Unsecured Credit Facility, the indentures governing the OP’s outstanding senior notes (which are fully and unconditionally guaranteed by Healthcare Realty Trust) and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, and transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically requires new capital to invest in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete development and redevelopment projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt or make dividend payments to stockholders. If the Company defaults in paying any of its debts or satisfying its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated, and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
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
During 2023, the Federal Reserve continued to raise interest rates in an effort to curb inflation. Further increases in interest rates will increase interest costs on any new debt and existing variable rate debt. Such increases in the cost of capital could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.
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
As of December 31, 2023, the Company had investments of $311.5 million in unconsolidated joint ventures with unrelated third parties comprised of 33 properties and two parking garages. In addition, the Company had an investment of $30.1 million in one operating consolidated joint venture, as well as investments of $58.1 million in three consolidated joint ventures with developments in various stages of construction. The Company may acquire, develop, or redevelop additional properties in joint ventures with unrelated third parties. In such investments, the Company is subject to risks that may not be present in its other forms of ownership, including:
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
The Company has utilized and, in the future, may utilize forward equity agreements to secure pricing for equity capital needed at a later time. The Company currently has no forward equity agreements outstanding. In the event that we enter into forward equity agreements in the future and elect to settle any such forward equity agreement for cash and the settlement price is below the applicable forward equity price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a "securities futures contract" (as defined in the Internal Revenue Code, by reference to the Exchange Act). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward equity agreement qualifies as a "securities futures contract," the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity agreement, we might be unable to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.
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
Real property taxes on the Company's properties may increase as its properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value at the date of acquisition. Accordingly, the assessed value and resulting property tax the Company pays is less than it would be if the properties were assessed at current values. The Company owns 36 properties in California, representing 7.1% of its total revenue. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include medical office buildings. Most recently, an initiative qualified for California’s November 2020 statewide ballot that would generally limit Proposition 13’s protections to residential real estate. If this initiative had passed, it would have ended the beneficial effect of Proposition 13 for the Company's properties, and property tax expense could have increase substantially, adversely affecting the Company's cash flow from operations and net income. While this initiative did not pass, the Company cannot predict whether other changes to Proposition 13 may be proposed or adopted in the future.
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
Discovery of previously undetected environmentally hazardous conditions may adversely affect the Company's financial condition and results of operations. Under various federal, state, and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be significant. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require significant expenditures or prevent the Company from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could adversely affect the Company's financial condition and results of operations.
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
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of the Company’s common stock. In addition, in such an event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain provisions of the Internal Revenue Code, the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.
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
The Company’s articles of incorporation, as well as provisions of the MGCL, contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock.
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
Pursuant to a resolution adopted by the Board of Directors, the Company is prohibited from classifying the Board of Directors under Subtitle 8 unless stockholders entitled to vote generally in the election of directors approve a proposal to repeal such resolution by the affirmative of a majority of the votes cast on the matter. In the case of the business combination provisions of the MGCL, the Board of Directors has adopted a resolution providing that any business combination between the Company and any other person is exempted from this statute, provided that such business combination is first approved by the Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, the Company has opted out of these provisions pursuant to a provision in its bylaws. The Company may, however, by amendment to its bylaws, opt into the control share provisions of the MGCL. The Company may also choose to adopt other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of Company stockholders.
These restrictions on the transfer of the Company’s shares could have adverse effects on the value of the Company’s common stock.
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
A REIT's net gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The Company may be subject to the prohibited transaction tax equal to 100% of net gain upon the disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, there can be no assurance that the Company can comply in all cases with the safe harbor or that it will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, the Company may choose not to engage in certain sales of its properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal and state income taxation.
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
In recent years, several cities in which the Company owns assets have increased transfer tax rates. These include Boston, Los Angeles, San Francisco, Seattle, and Washington, D.C. In 2022, Los Angeles increased its transfer tax rate from 0.45% to 5.5% on sales of real properties greater than $10 million in value, effective April 1, 2023. In 2020, San Francisco increased it transfer tax rate to 6% for sales in excess of $25 million in value. Also in 2020, the State of Washington increased its transfer tax rate from 1.28% to 3% on sales in excess of $3 million in value; the combined state and local transfer tax rate in Seattle/King County, Washington is 3.5% on sales above $3 million. As state and municipal governments seek new ways to raise revenue, other jurisdictions may implement new real estate transfer taxes or increase existing transfer tax rates. Increases in such tax rates can impose significant additional transaction costs on sales of commercial real estate and may reduce the value of the Company’s properties for sale by the amount of the new or increased tax.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company annually reviews its overall risk profile with the Audit Committee and full Board of Directors. Assessing, identifying and managing material risks from cybersecurity threats are integrated into the Company’s overall risk management processes.
The Audit Committee of the Company’s Board of Directors has oversight in the management of risks associated with cybersecurity. The Audit Committee is briefed regularly on cybersecurity matters, including meeting with the Company’s Chief Technology Officer at least annually and receiving a memorandum quarterly regarding cybersecurity. In addition, the Audit Committee discusses cybersecurity with other members of management and the internal audit staff at each quarterly meeting. The Audit Committee reports to the full Board of Directors quarterly regarding cybersecurity.
Management of the Company plays an integral role in assessing and managing risks from cybersecurity threats. The Company has a dedicated technology services department, led by the Company’s Chief Technology Officer. The Company also has an in-house internal audit staff that is involved in risk management of cybersecurity threats. The Company solicits input from key employees regarding the overall risk environment, including cybersecurity threats. The Company requires all employees to complete cybersecurity training semi-annually and periodically facilitates penetration tests on the Company's systems.
The Company’s Chief Technology Officer reports to the Executive Vice President – Operations. In addition, as discussed in more detail below, any cybersecurity incident is reported to the Company’s legal department. While the

Company’s Executive Vice President – Operations and the members of its legal department do not have a technology services background, we believe that the Company’s Chief Technology Officer and technology services team possess the requisite background and experience to effectively manage the Company’s cybersecurity needs.
The Company also engages with third parties on an as-needed basis to advise and assist in managing cybersecurity risks. When the Company utilizes third-party services that include web-based platforms or data collection stored on third-party servers, it reviews the service provider’s SOC1 attestation reports on internal controls and inquires regarding controls and procedures utilized by such third parties with respect to cybersecurity of the Company’s data.
The Company has in place a cybersecurity incident response plan. Procedures for addressing cybersecurity incidents include reporting incidents up to senior management, including the Company’s legal department for analysis. If a cybersecurity incident were determined to be material, the Company’s disclosure committee would address appropriate public disclosures. As noted above, management regularly reports to the Audit Committee regarding the current cyber threat environment and the controls and procedures meant to address such risks. If a cybersecurity incident were determined to be material, the Audit Committee would be informed promptly.
The Company carries cyber risk insurance, but there can be no assurance that losses from a cybersecurity incident would not exceed the insurance coverage.
The Company is subject to risks associated with cybersecurity threats. Although the Company has not experienced a cybersecurity incident that materially affected or, to the Company’s knowledge, is reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, the Company has, from time to time, experienced threats to and breaches of its data and systems. The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems. These risks are described in more detail under Item 1A. Risk Factors.

Item 2. Properties
In addition to the properties described in Item 1. “Business,” in Note 3 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from unrelated third parties from time to time. The Company owns its corporate headquarters located at 3310 West End Avenue in Nashville, Tennessee.

Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded under the symbol “HR.” As of December 31, 2023, there were 2,167 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2023, about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under the Company’s existing compensation plans, including the Amended and Restated 2006 Incentive Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights [1]	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights [1]	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	155,613	—	8,102,861
Equity compensation plans not approved by security holders	—	—	—
Total	155,613	—	8,102,861
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

Issuer Purchases of Equity Securities
During the year ended December 31, 2023, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
February 1 - February 28	38,632	$21.71	—	—
December 1 - December 31	87,453	15.97	—	—
Total	126,085	$18.84
Authorization to Repurchase Common Stock
On May 31, 2023, the Company’s Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

Stock Performance Graph
The following graph provides a comparison of the Company's cumulative total shareholder return with the Russell 3000 Index and cumulative total returns of FTSE NAREIT All Equity REITs Index for the period from December 31, 2018, through December 31, 2023. The comparison assumes $100 was invested on December 31, 2018, in the Company's common stock and in each of the indexes and assumes reinvestment of dividends, as applicable. The Company's data for periods prior to the closing of the Merger is the stock performance of Legacy HR.

Total Return Performance
Healthcare Realty Trust Incorporated
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
Index Value
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company have filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could materially affect the Company’s current plans and expectations and future financial condition and results. Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:
Risks relating to our business and operations

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
•The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems;
•The Company may structure acquisitions of property in exchange for limited partnership units of the OP on terms that could limit its liquidity or flexibility;
•The Company cannot assure you that it will be able to continue paying dividends at or above the rates previously paid;
•The Company previously incurred and may continue to incur substantial expenses related to the Merger; and

•Pandemics, such as COVID-19, and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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
•The Company’s articles of incorporation, as well as provisions of the MGCL, contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock;
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
As described in the Explanatory Note above and elsewhere in this report, on July 20, 2022, Legacy HR and Legacy HTA completed a merger between the companies in which Legacy HR merged with and into a wholly-owned subsidiary of Legacy HTA, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA. Immediately following the Merger, Legacy HTA changed its name to “Healthcare Realty Trust Incorporated.” For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the acquirer. Accordingly, the information discussed in this section reflects, for periods prior to the closing of the Merger, the financial condition and results of operations of Legacy HR, and for periods from the closing of the Merger, that of the Company.
This section is organized into the following sections:
•Liquidity and Capital Resources;
•Trends and Matters Impacting Operating Results;
•Results of Operations;
•Non-GAAP Financial Measures and Key Performance Indicators; and
•Application of Critical Accounting Policies to Accounting Estimates.

Liquidity and Capital Resources
The Company monitors its liquidity and capital resources and considers several indicators in its assessment of capital markets for financing acquisitions and other operating activities. The Company considers, among other factors, its leverage ratios and lending covenants, dividend payout percentages, interest rates, underlying treasury rates, debt market spreads and cost of equity capital to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.
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
The Company also had unencumbered real estate assets with a gross book value of approximately $13.2 billion at December 31, 2023, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the two years ended December 31, 2023 and 2022 were $499.8 million and $272.7 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, merger-related costs, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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
Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2023 is listed below. See Note 5 to the Consolidated Financial Statements for more detail on these activities.
The following table details the Company's real estate acquisition activity for the year ended December 31, 2023:

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

Capital Funding
In 2023, the Company incurred capital expenditures totaling $262.1 million for the following:
•$112.2 million toward development and redevelopment of properties;
•$38.7 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$63.5 million toward second generation tenant improvements; and
•$47.7 million toward capital expenditures.
See "Trends and Matters Impacting Operating Results" below for more detail.

The following table details the dispositions for the year ended December 31, 2023:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Tampa/Miami, FL2	1/12/23	$93,250	$(5,875)	$—	87,375	$87,302	$(888)	$961	224,037
Dallas, TX [3]	1/30/23	19,210	(141)	—	19,069	18,986	43	40	36,691
St. Louis, MO	2/10/23	350	(18)	—	332	398	—	(66)	6,500
Los Angeles, CA	3/23/23	21,000	(526)	—	20,474	20,610	52	(188)	37,165
Los Angeles, CA [4]	3/30/23	75,000	(8,079)	(45,000)	21,921	88,624	(803)	(20,900)	147,078
Los Angeles, CA [5]	5/12/23	3,300	(334)	—	2,966	3,268	—	(302)	—
Albany, NY	6/30/23	10,000	(1,229)	—	8,771	2,613	(1,040)	7,198	40,870
Houston, TX	8/2/23	8,320	(285)	—	8,035	4,567	194	3,274	57,170
Atlanta, GA	8/22/23	25,140	(66)	—	25,074	23,226	(536)	2,386	55,195
Dallas, TX	9/15/23	115,000	(1,504)	—	113,496	64,183	6,094	43,219	161,264
Houston, TX	9/18/23	250	(24)	—	226	1,998	—	(1,772)	52,040
Chicago, IL	9/27/23	59,950	(870)	—	59,080	74,710	(380)	(15,250)	104,912
Evansville, IN 6	11/13/23	18,500	(63)	—	18,437	17,807	(149)	779	260,520
Houston, TX	12/1/23	4,100	(6)	—	4,094	3,486	—	608	83,223
Charleston, SC [7]	12/15/23	6,200	(401)	—	5,799	3,415	—	2,384	15,014
Dallas, TX	12/20/23	43,295	(764)	—	42,531	33,882	(3,782)	12,431	77,827
Los Angeles, CA	12/21/23	19,000	(1,311)	—	17,689	17,787	—	(98)	104,377
Tucson, AZ [8,9]	12/22/23	43,230	(3,770)	(6,000)	33,460	39,786	(26)	(300)	215,471
Miami, FL	12/22/23	18,250	(756)	—	17,494	17,354	643	(503)	48,000
Sebring, FL	12/27/23	9,500	(81)	—	9,419	10,438	(512)	(507)	38,949
Boston, MA	12/28/23	117,197	(2,079)	—	115,118	107,803	9,828	(2,513)	161,254
Jacksonville/Orlando/Miami, FL [10]	12/29/23	77,000	(8,678)	(7,700)	60,622	65,839	(294)	2,777	354,500
Total dispositions		$787,042	$(36,860)	$(58,700)	$691,482	$708,082	$8,444	$33,658	2,282,057
1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties sold in two separate transactions to the same buyer on the same date.
3The Company sold this property to a joint venture in which it retained a 40% interest. Sales price and square footage reflect the total sales price paid by the joint venture and total square footage of the property.
4The Company entered into a mortgage loan agreement with the buyer for $45.0 million.
5The Company sold a land parcel totaling 0.34 acres.
6Includes five properties sold in three separate transactions to the same buyer on the same date.
7The Company sold a corporate office in Charleston, SC that was 100% occupied by the Company.
8Includes 12 properties sold in one transaction to the same buyer.
9The Company entered into a mezzanine loan agreement with the buyer for $6.0 million.
10Includes three properties sold in one transaction to the same buyer. The Company entered into a separate note receivable for $7.7 million related to this sale.

Financing Activities
Common Stock Issuances
The Company has in place an at-the-market ("ATM") equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has equity distribution agreements with various sales agents with respect to the ATM offering program with an aggregate sales amount of up to $750.0 million. As of December 31, 2023, $750.0 million remained available for issuance under the current ATM offering program.
Debt Activity
Below is a summary of the significant debt financing activity for the year ended December 31, 2023. See Note 10 to the Consolidated Financial Statements for additional information on financing activities.
Mortgage Activity
The following table details the mortgage note repayment activity for the year ended December 31, 2023:

(dollars in millions)	TRANSACTION DATE	PRINCIPAL BORROWING (REPAYMENT)	ENCUMBERED SQUARE FEET	CONTRACTUAL INTEREST RATE
Debt assumptions:
Colorado Springs, CO	7/28/2023	$5.6	42,770	4.50%
Mortgages repaid at maturity:
Atlanta, GA	8/1/2023	$(9.8)	66,984	3.31%
Lakewood, CO	12/1/2023	(6.6)	93,992	4.51%
Total repayments		$(16.4)	160,976	3.79%
Subsequent Activity

(dollars in millions)	TRANSACTION DATE	PRINCIPAL REPAYMENT	ENCUMBERED SQUARE FEET	CONTRACTUAL INTEREST RATE
Mortgages repaid at maturity:
West Hills, CA	1/5/2024	$(11.3)	63,012	4.77%
Atlanta, GA	2/1/2024	(5.6)	40,324	4.12%
Total repayments		$(16.9)	103,336	4.55%
Term Loans
On April 26, 2023, the Company exercised the first of its two one-year extension options for the $350 million delayed-draw term loan facility, extending the initial maturity date of July 20, 2023 to July 20, 2024. An extension fee of $0.4 million (0.125% of the committed funds) was paid and will be amortized over the extension term.
Interest Rate Swaps
As of December 31, 2023, the Company had outstanding interest rate derivatives totaling approximately $1.3 billion to hedge one-month SOFR. The following details the amount and rate of each swap as of such date (dollars in thousands):

EXPIRATION	AMOUNT	WEIGHTED AVERAGE RATE
January 2024	200,000	1.21%
May 2026	275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,275,000	3.49%

2023 Interest Rate Swap Activity
On February 16, 2023, the Company entered into a swap transaction with a notional amount of $50.0 million and a fixed rate of 4.16%. The swap agreement has an effective date of March 1, 2023 and a termination date of June 1, 2026.
On March 28, 2023, the Company entered into a swap transaction with a notional amount of $100.0 million and a fixed rate of 3.67%. The swap agreement has an effective date of April 3, 2023 and a termination date of June 1, 2026.
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
On November 9, 2023, the Company entered into a swap transaction with a notional amount of $75.0 million and a fixed rate of 4.54%. The swap agreement has an effective date of December 1, 2023 and a termination date of May 31, 2026.
The following table details the Company's debt balances as of December 31, 2023:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY [2]	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2025	$250,000	$249,484	1.3	3.88%	4.12%
Senior Notes due 2026 [3]	600,000	579,017	2.6	3.50%	4.94%
Senior Notes due 2027 [3]	500,000	483,727	3.5	3.75%	4.76%
Senior Notes due 2028	300,000	297,429	4.0	3.63%	3.85%
Senior Notes due 2030 [3]	650,000	575,443	6.1	3.10%	5.30%
Senior Notes due 2030	299,500	296,780	6.2	2.40%	2.72%
Senior Notes due 2031	299,785	295,832	7.2	2.05%	2.25%
Senior Notes due 2031 [3]	800,000	649,521	7.2	2.00%	5.13%
Total Senior Notes Outstanding	3,699,285	3,427,233	4.9	2.97%	4.43%
$1.5 billion unsecured credit facility [4]	—	—	3.8	SOFR + 0.95%	6.31%
$350 million unsecured term loan	350,000	349,798	1.6	SOFR + 1.05%	6.39%
$200 million unsecured term loan	200,000	199,903	2.4	SOFR + 1.05%	6.39%
$150 million unsecured term loan	150,000	149,643	2.4	SOFR + 1.05%	6.39%
$300 million unsecured term loan [3]	300,000	299,958	2.8	SOFR + 1.05%	6.39%
$200 million unsecured term loan [3]	200,000	199,502	3.5	SOFR + 1.05%	6.39%
$300 million unsecured term loan	300,000	298,288	4.0	SOFR + 1.05%	6.39%
Mortgage notes payable	70,752	70,534	2.0	4.17%	4.15%
Total Outstanding Notes and Bonds Payable	$5,270,037	$4,994,859	4.0	3.96%	5.02%
1Balances are reflected net of discounts and debt issuance costs and include premiums.
2Includes extension options.
3Debt instruments assumed as part of the Merger with Legacy HTA on July 20, 2022. The amounts shown represent fair value adjustments.
4As of December 31, 2023, the Company had no outstanding borrowings under the Unsecured Credit Facility with a remaining borrowing capacity of $1.5 billion.

Debt Covenant Information
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2023, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
As of December 31, 2023, 99.5% of the Company’s principal balances were due after 2024, including extension options. Also, as of December 31, 2023, the Company's incurrence of total debt as defined in the senior notes [debt divided by (total assets less intangibles and accounts receivable)] was approximately 37.5% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, depreciation and amortization, gains and impairments)] was approximately 3.2 times (cannot be less than 1.5 times).
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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact the future operations of the Company.
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
The Company reviews goodwill for impairment annually as of December 31 of each year or whenever events or changes in circumstances indicate that an impairment may exist. Given volatility in its stock price, the Company performed a quantitative assessment, and the fair value of the Company’s single reporting unit was estimated using a combination of discounted cash flow models and earnings multiples techniques. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to revenue and expense growth rates, capitalization rates, discount rates, capital expenditures and working capital levels. The determination of fair value using the earnings multiples technique requires assumptions to be made in relation to maintainable earnings and earnings multipliers. These forecasts and assumptions are highly subjective, and while we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Although the quantitative assessment indicated goodwill was not impaired as of December 31, 2023, given the results of our quantitative assessment, the Company is at risk for future goodwill impairment because it is reasonably possible that, among other factors, continual stock price volatility and downward pressure on the Company's market capitalization could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill.
Acquisitions and Dispositions
In 2023, the Company acquired two medical office buildings. The total purchase price of the acquisitions was $43.0 million and the weighted average capitalization rate for these investments was 6.5%.
The Company disposed of 39 properties in 2023 for sales prices totaling $787.0 million, including a regional corporate office and one property contributed into a joint venture in which the Company maintains a non-controlling interest. These transactions yielded net cash proceeds of $687.6 million, net of $36.9 million of closing costs and related adjustments, $58.7 million in Company financed notes and $3.8 million of retained joint venture interests. The weighted average capitalization rate for these properties was 6.5%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.

See the Company's discussion of its 2023 acquisition and disposition activity in Note 5 to the Consolidated Financial Statements.
Development and Redevelopment Activity
The table below details the Company’s activity related to its active development and redevelopment projects as of December 31, 2023. The information included in the table below represents management’s estimates and expectations at December 31, 2023, which are subject to change. The Company’s disclosures regarding certain projections or estimates may not reflect actual results.

				ESTIMATED REMAINING FUNDINGS	ESTIMATED TOTAL INVESTMENT	APPROXIMATE SQUARE FEET
Dollars in thousands	NUMBER OF PROPERTIES	TOTAL FUNDED DURING THE YEAR	TOTAL AMOUNT FUNDED

Development Activity
Nashville, TN	1	$11,971	$37,330	$6,670	$44,000	106,194
Orlando, FL [1]	2	16,047	32,680	32,320	65,000	156,566
Raleigh, NC	1	19,766	33,392	19,208	52,600	120,694
Phoenix, AZ	1	21,341	21,341	32,659	54,000	101,000
Total		$69,125	$124,743	$90,857	$215,600	484,454

Redevelopment Activity
Washington, DC	3	7,918	10,776	10,424	21,200	259,290
Houston, TX	3	4,698	5,683	24,317	30,000	314,861
Charlotte, NC	2	3,627	3,890	14,810	18,700	169,135
Washington, DC	1	4,270	4,783	5,295	10,078	57,323
Total		$20,513	$25,132	$54,846	$79,978	800,609
1This project is funded through a construction note receivable.

The Company funded an additional $22.6 million related to ongoing tenant improvements at previously completed projects.
The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and one or more could begin in 2024. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.
The Company’s disclosures regarding certain estimates or projections may not be indicative of actual results.

Security Deposits and Letters of Credit
As of December 31, 2023, the Company held approximately $38.5 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its portfolio will expire each year. In-place leases have a weighted average lease term of 8.5 years and a weighted average remaining lease term of 4.2 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2023 quarterly tenant retention statistics ranged from 74% to 79%. In 2024, the Company has 1,546 leases totaling 5.0 million square feet in its multi-tenant portfolio that are scheduled to expire. Of those leases, 74% are in on-campus buildings, which, in our experience, tend to have high tenant retention rates between 75% to 90%. See additional information regarding expiring single-tenant leases under the heading "Single-Tenant Leases" below.

The Company continues to emphasize its contractual rent increases for in-place leases. As of December 31, 2023 and 2022, the Company's contractual rental rate growth averaged 2.82% and 2.77%, respectively, for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewal rates to increase between 3.0% and 4.0%. In 2023, cash leasing spreads averaged 2.6%.
In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 8% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 28% of the Company's leased portfolio. Net leases, in which tenants pay substantially all operating expenses, total 59% of the leased portfolio. Absolute net leases, in which tenants pay substantially all the building's operating and capital expenses, comprise 5%.
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
The Company invested $47.7 million, or $1.24 per square foot, in capital expenditures in 2023 and $48.9 million, or $1.21 per square foot, in capital expenditures in 2022. As a percentage of cash net operating income, 2023 and 2022 capital expenditures were 5.8% and 8.5%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Financial Measures and Key Performance Indicators" section as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.

Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements. As of December 31, 2023, the Company had commitments of approximately $222.4 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $38.7 million and $46.4 million for the years ended December 31, 2023 and 2022, respectively. First generation tenant improvements include build out costs related to suite space in shell condition. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.
Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $63.5 million in 2023, or 7.7% of total cash net operating income. In 2022, this spending totaled $33.6 million, or 5.8% of total cash net operating income.
If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Operations. The first and second generation tenant overage amount amortized to rent, including interest, totaled approximately $8.4 million in 2023, $7.5 million in 2022, and $5.9 million in 2021.

Second generation, multi-tenant tenant improvement commitments in 2023 for renewals averaged $1.78 per square foot per lease year, ranging quarterly from $1.64 to $1.89. In 2022, these commitments averaged $1.76 per square foot per lease year, ranging quarterly from $1.46 to $1.90. In 2021, these commitments averaged $1.53 per square foot per lease year, ranging quarterly from $1.27 to $1.87.
Second generation, multi-tenant tenant improvement commitments in 2023 for new leases averaged $5.69 per square foot per lease year, ranging quarterly from $4.44 to $7.11. In 2022, these commitments averaged $5.74 per square foot per lease year, ranging quarterly from $4.84 to $7.07. In 2021, these commitments averaged $5.39 per square foot per lease year, ranging quarterly from $4.74 to $5.96.

Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In addition, the Company pays its leasing employees incentive compensation when leases are executed that meet certain leasing thresholds. External leasing commissions are amortized to property operating expense, and internal leasing costs are amortized to general and administrative expense in the Company's Consolidated Statements of Operations. In 2023, the Company paid leasing commissions of approximately $35.9 million, or $0.93 per square foot. In 2022, the Company paid leasing commissions of approximately $22.9 million, or $0.57 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2023 and 2022 were 4.3% and 4.0%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $13.8 million, $11.0 million and $9.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2023 totaled approximately $14.3 million, or $0.37 per square foot. Rent abatements for 2022 totaled approximately $14.8 million, or $0.37 per square foot. Rent abatements for 2021 totaled approximately $4.6 million, or $0.27 per square foot.

Single-Tenant Leases
As of December 31, 2023, the Company had a total of 125 single-tenant buildings, with a weighted average lease term of 11.4 years and a weighted average remaining lease term of 5.2 years.
Twenty-one single-tenant buildings have leases that expire in 2024. Eleven of these leases have been renewed. The Company is in negotiations with eight of the tenants and expects the leases to be renewed or the building to be immediately backfilled. The Company expects the tenants of two of these single-tenant buildings to vacate the buildings upon lease expiration. One of these buildings is part of a planned redevelopment and the other is expected to be leased or sold. The expected lost revenue from these expirations in 2024 is $3.8 million.
Operating Leases
As of December 31, 2023, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 157 real estate investments, excluding those ground leases the Company has prepaid. As of December 31, 2023, the Company had 232 properties totaling 16.9 million square feet that were held under ground leases with a remaining weighted average term of 64.9 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2119.

Purchase Options
The Company had approximately $111.1 million in real estate properties as of December 31, 2023 that were subject to exercisable purchase options. The Company has approximately $1.1 billion in real estate properties that are subject to purchase options that will become exercisable after 2023. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2023 [1]
Current [2]	6	$111,074
2024	—	—
2025	5	93,813
2026	6	181,696
2027	4	110,537
2028	5	134,227
2029	3	81,855
2030	—	—
2031	4	108,936
2032	2	24,629
2033	—	—
2034 and thereafter [3]	9	320,771
Total	44	$1,167,538
1Purchase option prices are based on fair market value components that are determined by an appraisal process, except for three properties totaling $45.3 million with stated prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 13.9 years.
3Includes two medical office buildings that are recorded in the line item Investment in financing receivable, net on the Company's Consolidated Balance Sheet.

Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $70.8 million of mortgage notes payable, most of which were assumed when the Company acquired properties. The Company has approximately $24.1 million of mortgage notes payable that will mature in 2024. The Company will repay mortgages with cash on hand or borrowings under the Unsecured Credit Facility. See additional information in Liquidity and Capital Resources - Financing Activities.
Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 4.2 years. The Company has 94.9% of leases that provide for fixed base rent increases and 5.1% that provide for Consumer Price Index-based rent increases as of December 31, 2023.
New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense include increases for certain expenses such as payroll taxes and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.9 million in the first quarter of 2024. Approximately $0.6 million is not expected to recur in subsequent quarters in 2024.

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The Company’s consolidated results of operations for 2023 compared to 2022 were significantly impacted by the Merger, acquisitions, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income increased $401.7 million, or 44.3%, to approximately $1.3 billion compared to $907.5 million in the prior year as a result of the following:
•Impact from the Merger contributed $377.0 million.
•Acquisitions in 2022 and 2023 contributed $19.4 million.
•Leasing activity contributed $21.5 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $16.2 million.
Interest income increased $5.7 million, or 49.3%, from the prior year primarily as result of notes receivables assumed in the Merger and notes receivables entered into with a buyer upon disposition of properties during 2023.
Other operating income increased $3.7 million, or 27.3%, from the prior year primarily as a result of income from transient parking and management fees assumed with the Merger.
Expenses
Property operating expenses increased $156.4 million, or 45.5%, from the prior year primarily as a result of the following activity:
•Impact from the Merger resulted in an increase of $130.9 million.
•Acquisitions in 2022 and 2023 resulted in an increase of $8.9 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $7.0 million;
◦Administrative, leasing commissions, and other legal expense of $5.7 million;
◦Maintenance and repair expense of $4.9 million;
◦Janitorial expense of $1.9 million; and
◦Security expense of $0.1 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $1.7 million.
•Property tax expense decreased $1.0 million.
•Insurance expense decreased $0.3 million.
General and administrative expenses increased approximately $5.7 million, or 10.8%, from the prior year primarily as a result of the following activity:
•Net increases, primarily due to impacts from the Merger, including professional fees, audit services, insurance, travel and other administrative costs, of $5.6 million.
•Payroll and related expenses of $1.5 million, of which $1.3 million was related to severance.
•Decrease in non-cash compensation incentive expense of $1.4 million.
The Company incurred Merger-related costs of $(2.0) million and $103.4 million, respectively, for the years ended December 31, 2023 and 2022, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consisted of legal, consulting, severance, and banking services, and for the year ended December 31, 2023, included a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.

Depreciation and amortization expense increased $277.6 million, or 61.3%, from the prior year primarily as a result of the following activity:
•Impact from the Merger, including purchase accounting fair value adjustments, resulted in an increase of $251.2 million.
•Acquisitions in 2022 and 2023 resulted in an increase of 9.8 million.
•Various building and tenant improvement expenditures caused an increase of $28.3 million.
•Dispositions in 2022 and 2023 resulted in a decrease of $1.1 million.
•Assets that became fully depreciated resulted in a decrease of $10.6 million.
Other Income (Expense)
Other income (expense), as an expense increased $400.7 million, or 621.1%, from the prior year mainly due to the following activity:
Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $77.5 million and $270.3 million are associated with the sales of 12 and ten real estate properties during 2023 and 2022, respectively.
Interest Expense
Interest expense increased $111.9 million for the year ended December 31, 2023 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2023	2022	$	%
Contractual interest	$208,305	$118,085	$90,220	76.4%
Net discount/premium accretion	38,941	18,227	20,714	113.6%
Debt issuance costs amortization	5,588	4,256	1,332	31.3%
Amortization of interest rate swap settlement	168	168	—	—%
Amortization of treasury hedge settlement	427	427	—	—%
Fair value derivative	4,412	4,057	355	8.8%
Interest cost capitalization	(2,961)	(1,409)	(1,552)	110.1%
Interest on lease liabilities	3,704	2,880	824	28.6%
Total interest expense	$258,584	$146,691	$111,893	76.3%
Contractual interest increased $90.2 million, or 76.4%, primarily as a result of the following activity:
•Senior notes and unsecured term loans assumed in the Merger accounted for an increase of approximately $54.7 million.
•New unsecured term loans executed with the amended credit facility accounted for an increase of approximately $30.1 million.
•The Company's Unsecured Term Loans due 2024 and due 2026, accounted for an increase of approximately $11.9 million.
•The Unsecured Credit Facility accounted for an increase of approximately $10.4 million.
•Active interest rate derivatives accounted for a decrease of $16.6 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.

Impairment of Real Estate Assets and Credit Loss Reserves
Impairment of real estate assets in 2023 totaling approximately $149.7 million is associated with completed or planned disposition activity. Additionally, the Company recorded $5.2 million of credit loss reserves on its mortgage notes receivable.
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
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The Company's discussion regarding the comparison of the year ended December 31, 2022 compared to the year ended December 31, 2021 was previously disclosed beginning on page 39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, and is incorporated herein by reference.

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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily gains on sales of real estate, impairments and depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs, and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.
The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD attributable to common stockholders for the years ended December 31, 2023, 2022, and 2021.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2023	2022	2021
Net (loss) income attributable to common stockholders	$(278,261)	$40,897	$66,659
Net (loss) income attributable to common stockholders per diluted share [1]	$(0.74)	$0.15	$0.45

Gain on sales of real estate assets	(77,546)	(270,271)	(55,940)
Impairments	149,717	54,427	17,101
Real estate depreciation and amortization	738,526	459,211	208,155
Non-controlling income from operating partnership units	(3,426)	(5)	—
Proportionate share of unconsolidated joint ventures	18,116	12,722	5,541
FFO adjustments	$825,387	$256,084	$174,857
FFO adjustments per common share - diluted [8]	$2.15	$1.01	$1.22
FFO attributable to common stockholders	$547,126	$296,981	$241,516
FFO attributable to common stockholders per common share - diluted [7]	$1.43	$1.17	$1.68

Acquisition and pursuit costs [2]	2,026	3,229	3,930
Merger-related costs [3]	(1,952)	103,380	—
Merger-related fair value of debt instruments	42,885	21,248	—
Lease intangible amortization	860	1,028	162
Allowance for credit losses [4]	8,599	—	—
Non-routine legal costs/forfeited earnest money received	175	771	(35)
Debt financing costs	(62)	3,145	283
Severance costs	1,445	—	—
Unconsolidated JV normalizing items [5]	389	330	225
Normalized FFO adjustments	$54,365	$133,131	$4,565
Normalized FFO adjustments per common share - diluted [8]	$0.14	$0.52	$0.03
Normalized FFO attributable to common stockholders	$601,491	$430,112	$246,081
Normalized FFO attributable to common stockholders per common share - diluted [8]	$1.57	$1.69	$1.71

Non-real estate depreciation and amortization	2,566	2,217	2,397
Non-cash interest expense amortization [6]	4,968	5,129	3,182
Provision for bad debt, net	3,163	516	73
Straight-line rent income, net	(32,592)	(20,124)	(4,303)
Share-based compensation	13,791	14,294	10,729
Unconsolidated JV non-cash items [7]	(1,034)	(1,206)	(1,357)
Normalized FFO adjusted for non-cash items	$592,353	$430,938	$256,802
2nd Generation tenant improvements	(66,081)	(33,620)	(26,363)
Leasing commissions paid	(36,391)	(22,929)	(11,742)
Capital expenditures	(49,343)	(48,913)	(19,582)
Maintenance capital expenditures	(151,815)	(105,462)	(57,687)
FAD	$440,538	$325,476	$199,115
FFO weighted average common shares outstanding - diluted [8]	383,381	254,622	143,618

1Potential common shares are not included in the computation of diluted earnings per share when a loss exists as the effect would be an antidilutive per share amount.
2Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
3Includes costs incurred related to the Merger. For the year ended December 31, 2023, Merger costs are net of a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.
4For the year ended December 31, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
5Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
6Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
7Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
8The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 397,168, 748,385, and 907,393 for the years ended December 31, 2023, 2022, and 2021, respectively.
Merger Combined Same Store Cash NOI
Cash NOI and Merger Combined Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income plus interest from financing receivables, less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, financing receivable amortization, tenant improvement amortization, leasing commission amortization, and cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.
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
As of December 31, 2023, recently acquired properties were included in the merger combined same store pool after the Company owned the property for eight full quarters. Newly developed properties have been included in the merger combined same store pool eight full quarters after substantial completion.
The following table reflects the Company's Merger Combined Same Store Cash NOI for the years ended December 31, 2023 and 2022.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at December 31, 2023	MERGER COMBINED SAME STORE CASH NOI for the year ended December 31,
Dollars in thousands			2023	2022
Merger combined same store properties	597	$12,088,929	$726,574	$707,385
Joint venture merger combined same store properties	18	$227,064	$12,150	$11,523

The following tables reconcile net income to Merger Combined Same Store NOI and the merger combined same store property metrics to the total owned real estate portfolio for the years ended December 31, 2023 and 2022:
Reconciliations of Legacy HR and Merger Combined Same Store Cash NOI

MERGER COMBINED SAME STORE RECONCILIATION
	YEAR ENDED DECEMBER 31,
Dollars in thousands	2023	2022
Net (loss) income attributable to common stockholders	$(278,261)	$40,897
Other expense (income)	336,227	(64,519)
General and administrative expense	58,405	52,734
Depreciation and amortization expense	730,709	453,082
Other expenses [1]	12,653	120,576
Straight-line rent revenue, net	(32,592)	(23,498)
Joint venture properties	19,176	15,222
Other revenue [2]	(20,311)	(16,577)
	826,006	577,917
Pre-Merger Legacy HTA NOI	—	280,421
Cash NOI	826,006	858,338
Cash NOI not included in same store	(87,282)	(139,430)
Merger combined same store cash NOI, including joint ventures	738,724	718,908
Same store joint venture properties	(12,150)	(11,523)
Wholly-owned merger combined same store cash NOI	$726,574	$707,385
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

LEGACY HR SAME STORE RECONCILIATION
	YEAR ENDED DECEMBER 31,
Dollars in thousands	2023	2022
Net (loss) income attributable to common stockholders	$(278,261)	$40,897
Other expense (income)	336,227	(64,519)
General and administrative expense	58,405	52,734
Depreciation and amortization expense	730,709	453,082
Other expenses [1]	12,653	120,576
Straight-line rent revenue, net	(32,592)	(23,498)
Joint venture properties	19,176	15,222
Other revenue [2]	(20,311)	(16,577)
	826,006	577,917
Cash NOI not included in same store	(482,779)	(250,066)
Legacy HR same store cash NOI, including joint ventures	343,227	327,851
Legacy HR same store joint venture properties	(7,745)	(7,275)
Legacy HR same store cash NOI [3]	$335,482	$320,576
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
3Legacy HR same store cash NOI includes 240 properties.

Reconciliation of Merger Combined Same Store Properties

	AS OF DECEMBER 31, 2023
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Merger combined same store properties	597	$12,088,929	35,298	89.2%
Joint venture same store properties	18	227,064	1,225	87.3%
Wholly owned and joint venture acquisitions	47	591,462	1,788	90.9%
Development completions	5	120,425	403	67.0%
Redevelopments	16	415,763	1,369	54.8%
Planned Dispositions	5	66,674	228	25.4%
Total	688	$13,510,317	40,311	87.5%
Joint venture properties [2]	34	359,635	1,949	86.2%
Total wholly-owned real estate properties	654	$13,150,682	38,362	87.6%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
2Includes one property held in a consolidated joint venture.

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
Each quarter, all capitalized pursuit costs are again reviewed for viability or a change in classification, and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time. Capitalized pursuit costs, net of the reserve, are carried in other assets in the Company’s Consolidated Balance Sheets, and any reserve recorded is charged to acquisition and pursuit costs on the Consolidated Statements of Operations. All pursuit costs will ultimately be written off to expense or capitalized as part of the constructed real estate asset.
As of December 31, 2023 and 2022, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $6.2 million and $4.3 million, respectively. The Company expensed costs related to the pursuit of acquisitions totaling $0.8 million, $1.0 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $0.8 million, $2.2 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Furthermore, the Company expensed costs related to the Merger totaling $(2.0) million, including a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022, and $103.4 million for the years ended December 31, 2023 and 2022, respectively.

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
The Company may, from time to time, be approached by a third party with an interest in purchasing one or more of the Company's operating real estate properties that were otherwise not for sale. Alternatively, the Company may explore disposing of an operating real estate property but without specific intent to sell the property and without the property meeting the criteria to be classified as held for sale (see discussion below). In such cases, the Company and a potential buyer typically negotiate a letter of intent followed by a purchase and sale agreement that includes a due diligence timeline for completion of customary due diligence procedures. Anytime throughout this period the transaction could be terminated by the parties. The Company views the execution of a purchase and sale agreement as a circumstance that warrants an impairment assessment and must include its best estimates of the impact of a potential sale in the recoverability test discussed in more detail below.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The 2023 and 2022 reviews indicated that no impairment had occurred with respect to the Company's goodwill asset of $250.5 million and $223.2 million, respectively.
Long-Lived Assets to be Disposed of by Planned Sale
From time-to-time management affirmatively decides to sell certain real estate properties under a plan of sale. The Company reclassifies the property or disposal group as held for sale when all the following criteria for a qualifying plan of sale are met:
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
The Company recorded impairment charges totaling $149.7 million for the year ended December 31, 2023 related to real estate properties and other long-lived assets. The impairment charges related to 31 properties sold and six additional properties associated with planned disposition activity in 2024. The Company recorded impairment charges of $54.4 million in 2022.
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
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2023, the Company had gross investments of approximately $12.1 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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

Revenue Recognition
The Company's primary source of revenue is rental income derived from non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. As of December 31, 2023, with the exception of one finance lease, all of the Company's leases, where the Company is the lessor, are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which include reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectability is probable at lease commencement. If the assessment of collectability changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectability assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
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
As of December 31, 2023, $3.5 billion of the Company’s $5.0 billion of outstanding debt bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2023	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$—	$—	$—	$—
Unsecured Term Loan due 2024	350,000	22,372	(2,237)	2,237
Unsecured Term Loan due 2024	200,000	12,784	(1,278)	1,278
Unsecured Term Loan due 2025	300,000	19,176	(1,918)	1,918
Unsecured Term Loan due 2026	150,000	9,588	(959)	959
Unsecured Term Loan due 2027	200,000	12,784	(1,278)	1,278
Unsecured Term Loan due 2028	300,000	19,176	(1,918)	1,918
	$1,500,000	$95,880	$(9,588)	$9,588
The Company has outstanding interest rate swaps to help mitigate its risk related to variable rate debt. As of December 31, 2023, the Company had $1.3 billion of interest rate swaps at a weighted average rate of 3.49%. See Note 11 to the Consolidated Financial Statements for more information regarding the Company's interest rate swaps.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2023 [2]	DEC. 31, 2023 [2]	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2022 [1]
Fixed Rate Debt
Senior Notes due 2025	$249,484	$244,233	$244,527	$243,909	$241,413
Senior Notes due 2026	579,017	581,556	582,919	580,141	570,139
Senior Notes due 2027	483,727	483,590	485,102	482,048	473,450
Senior Notes due 2028	297,429	282,200	283,207	281,170	271,058
Senior Notes due 2030	575,443	577,702	580,777	574,583	560,723
Senior Notes due 2030	296,780	249,124	250,490	247,728	236,219
Senior Notes due 2031	295,832	235,894	237,394	234,366	219,321
Senior Notes due 2031	649,521	649,347	653,508	645,118	611,392
Mortgage Notes Payable	70,534	69,058	69,157	68,959	80,913
Total Fixed Rate Debt	$3,497,767	$3,372,704	$3,387,081	$3,358,022	$3,264,628
1Fair values as of December 31, 2022, represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.
2Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Impairment - Identification of Triggering Events for Real Estate Properties
The Company recorded total real estate investments, net, of approximately $11.2 billion as of December 31, 2023. As described in Note 1 to the Company's consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances indicates, that the carrying value might not be fully recoverable ("triggering events").
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
•Examining internal documentation to assess whether additional triggering events were present.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 16, 2024

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2023	2022
Real estate properties
Land	$1,343,265	$1,439,798
Buildings and improvements	10,881,373	11,332,037
Lease intangibles	836,302	959,998
Personal property	12,718	11,907
Investment in financing receivables, net	122,602	120,236
Financing lease right-of-use assets	82,209	83,824
Construction in progress	60,727	35,560
Land held for development	59,871	74,265
Total real estate investments	13,399,067	14,057,625
Less accumulated depreciation	(2,226,853)	(1,645,271)
Total real estate investments, net	11,172,214	12,412,354
Cash and cash equivalents	25,699	60,961
Assets held for sale, net	8,834	18,893
Operating lease right-of-use assets	275,975	336,983
Investments in unconsolidated joint ventures	311,511	327,248
Goodwill	250,530	223,202
Other assets, net	592,368	469,990
Total assets	$12,637,131	$13,849,631

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2023	2022
Liabilities
Notes and bonds payable	$4,994,859	$5,351,827
Accounts payable and accrued liabilities	211,994	244,033
Liabilities of properties held for sale	295	437
Operating lease liabilities	229,714	279,895
Financing lease liabilities	74,503	72,939
Other liabilities	202,984	218,668
Total liabilities	5,714,349	6,167,799
Commitments and contingencies (See Footnote 15)
Redeemable non-controlling interests	3,868	2,014
Stockholders' equity
Preferred stock, $0.01 par value; 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized; 380,964 and 380,590 shares issued and outstanding at December 31, 2023 and 2022, respectively.	3,810	3,806
Additional paid-in capital	9,602,592	9,587,637
Accumulated other comprehensive (loss) income	(10,741)	2,140
Cumulative net income attributable to common stockholders	1,028,794	1,307,055
Cumulative dividends	(3,801,793)	(3,329,562)
Total stockholders’ equity	6,822,662	7,571,076
Non-controlling interest	96,252	108,742
Total equity	6,918,914	7,679,818
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$12,637,131	$13,849,631
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Operations
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Revenues
Rental income	$1,309,184	$907,451	$520,334
Interest income	17,134	11,480	4,192
Other operating	17,451	13,706	10,291
	1,343,769	932,637	534,817
Expenses
Property operating	500,437	344,038	212,273
General and administrative	58,405	52,734	34,152
Acquisition and pursuit costs	2,026	3,229	3,930
Merger-related costs	(1,952)	103,380	—
Depreciation and amortization	730,709	453,082	202,714
	1,289,625	956,463	453,069
Other income (expense)
Gain on sales of real estate properties	77,546	270,271	55,940
Interest expense	(258,584)	(146,691)	(53,124)
Gain (loss) on extinguishment of debt	62	(2,401)	—
Impairment of real estate properties and credit loss reserves	(154,912)	(54,427)	(17,101)
Equity loss from unconsolidated joint ventures	(1,682)	(687)	(795)
Interest and other income (expense), net	1,343	(1,546)	(9)
	(336,227)	64,519	(15,089)
Net (loss) income	(282,083)	40,693	66,659
Net loss attributable to non-controlling interests	3,822	204	—
Net (loss) income attributable to common stockholders	$(278,261)	$40,897	$66,659

Basic earnings per common share	$(0.74)	$0.15	$0.45
Diluted earnings per common share	$(0.74)	$0.15	$0.45

Weighted average common shares outstanding - basic	378,928	252,356	142,637
Weighted average common shares outstanding - diluted	378,928	253,873	142,710
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Net (loss) income	$(282,083)	$40,693	$66,659
Other comprehensive (loss) income
Interest rate swaps
Reclassification adjustment for (gains) losses included in net income (interest expense)	(14,488)	1,527	4,472
Gains arising during the period on interest rate swaps	1,463	10,630	3,379
	(13,025)	12,157	7,851
Comprehensive (loss) income	(295,108)	52,850	74,510
Less: Comprehensive loss attributable to non-controlling interests	3,966	168	—
Comprehensive (loss) income attributable to common stockholders	$(291,142)	$53,018	$74,510
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity and Redeemable Non-Controlling Interests
Amounts in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2020	$—	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376	$—	$1,948,376	$—
Issuance of stock, net of costs	—	109	330,933	—	—	—	331,042	—	331,042	—
Common stock redemption	—	(1)	(4,084)	—	—	—	(4,085)	—	(4,085)	—
Share-based compensation	—	2	10,727	—	—	—	10,729	—	10,729	—
Net income	—	—	—	—	66,659	—	66,659	—	66,659	—
Loss on interest rate swaps and treasury locks	—	—	—	7,851	—	—	7,851	—	7,851	—
Dividends to common stockholders ($1.21 per share)	—	—	—	—	—	(175,456)	(175,456)	—	(175,456)	—
Balance at December 31, 2021	—	1,505	3,972,917	(9,981)	1,266,158	(3,045,483)	2,185,116	—	2,185,116	—
Issuance of stock, net of costs	—	6	22,901	—	—	—	22,907	—	22,907	—
Merger consideration transferred	—	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165	—
Common stock redemption	—	(1)	(2,791)	—	—	—	(2,792)	—	(2,792)	—
Share-based compensation	—	7	20,339	—	—	—	20,346	—	20,346	—
Redemption of non-controlling interest	—	—	97	—	—	—	97	(97)	—	—
Net income	—	—	—	—	40,897	—	40,897	(204)	40,693	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	—	1,531	—	—	1,531	(4)	1,527	—
Gain on interest rate swaps and treasury locks	—	—	—	10,590	—	—	10,590	40	10,630	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	2,014
Dividends to common stockholders ($1.24 per share)	—	—	—	—	—	(284,079)	(284,079)	(1,695)	(285,774)	—
Balance at December 31, 2022	—	3,806	9,587,637	2,140	1,307,055	(3,329,562)	7,571,076	108,742	7,679,818	2,014
Issuance of stock, net of costs	—	—	130	—	—	—	130	—	130	—
Common stock redemption	—	(1)	(2,234)	—	—	—	(2,235)	—	(2,235)	—
Conversion of OP Units to common stock	—	2	2,774	—	—	—	2,776	(2,776)	—	—
Share-based compensation	—	3	14,285	—	—	—	14,288	—	14,288	—
Net loss	—	—	—	—	(278,261)	—	(278,261)	(3,822)	(282,083)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	—	(14,315)	—	—	(14,315)	(173)	(14,488)	—
Gains arising during the period on interest rate swaps	—	—	—	1,434	—	—	1,434	29	1,463	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	1,889

Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(35)
Dividends to common stockholders ($1.24 per share)	—	—	—	—	—	(472,231)	(472,231)	(5,748)	(477,979)	—
Balance at December 31, 2023	$—	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

	YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES	2023	2022	2021
Net (loss) income	$(282,083)	$40,693	$66,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	730,709	453,082	202,714
Other amortization	45,181	24,695	3,793
Share-based compensation	14,288	20,346	10,729
Amortization of straight-line rent receivable (lessor)	(38,676)	(23,498)	(5,801)
Amortization of straight-line rent on operating leases (lessee)	6,084	3,374	1,498
Gain on sales of real estate properties	(77,546)	(270,271)	(55,940)
(Gain) loss on extinguishment of debt	(62)	2,401	—
Impairment of real estate properties and credit loss reserves	154,912	54,427	17,101
Equity loss from unconsolidated joint ventures	1,682	687	795
Distributions from unconsolidated joint ventures	17,880	1,881	—
Non-cash interest from financing and real estate notes receivable	(1,654)	(2,257)	(391)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(55,946)	(26,098)	(11,436)
Accounts payable and accrued liabilities	(18,775)	24,191	(839)
Other liabilities	3,826	(30,906)	3,747
Net cash provided by operating activities	499,820	272,747	232,629

INVESTING ACTIVITIES
Acquisitions of real estate	(49,171)	(402,529)	(365,943)
Development of real estate	(41,058)	(37,862)	(4,029)
Additional long-lived assets	(231,026)	(163,544)	(100,689)
Funding of mortgages and notes receivable	(26,803)	(23,325)	—
Investments in unconsolidated joint ventures	(3,824)	(99,967)	(89,600)
Investment in financing receivable	(1,801)	(1,002)	(186,433)
Proceeds from sales of real estate properties and additional long-lived assets	701,434	1,201,068	184,221
Contributions from redeemable non-controlling interests	1,389	—	—
Proceeds from notes receivable repayments	—	1,688	—
Cash assumed in Merger, including restricted cash for special dividend payment	—	1,159,837
Net cash provided by (used in) investing activities	349,140	1,634,364	(562,473)

FINANCING ACTIVITIES
Net (repayments) borrowing on unsecured credit facility	(385,000)	40,000	210,000
Borrowings on term loans	—	666,500	—
Repayment on term loan	—	(1,141,500)	—
Repayments of notes and bonds payable	(19,143)	(20,042)	(24,557)
Redemption of notes and bonds payable	—	(2,184)	—
Dividends paid	(472,242)	(283,713)	(175,456)
Special dividend paid in relation to the Merger	—	(1,123,648)	—
Net proceeds from issuance of common stock	130	22,902	331,119
Common stock redemptions	(2,298)	(3,192)	(3,803)
Distributions to non-controlling interest of limited partners	(5,123)	(1,695)	—
Debt issuance and assumption costs	(529)	(12,753)	(405)
Payments made on finance leases	(17)	—	(9,182)
Net cash (used in) provided by financing activities	(884,222)	(1,859,325)	327,716

(Decrease) increase in cash and cash equivalents	(35,262)	47,786	(2,128)
Cash and cash equivalents cash at beginning of period	60,961	13,175	15,303
Cash and cash equivalents at end of period	$25,699	$60,961	$13,175

See accompanying notes.
Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows, cont.
Amounts in thousands

	YEAR ENDED DECEMBER 31,
Supplemental Cash Flow Information	2023	2022	2021
Interest paid	$216,033	$112,692	$49,443
Mortgage notes payable assumed in connection with acquisition of real estate, net	$5,284	$—	$11,790
Invoices accrued for construction, tenant improvements and other capitalized costs	$31,469	$48,292	$17,655
Capitalized interest	$2,961	$1,410	$221
Mortgage note receivables taken in connection with sale of real estate	$51,000	$—	$—
Real estate notes receivable assumed in Merger (adjusted to fair value)	$—	$74,819	$—
Unsecured credit facility and term loans assumed in Merger (adjusted to fair value)	$—	$1,758,650	$—
Senior notes assumed in Merger (adjusted to fair value)	$—	$2,232,650	$—
Consideration transferred in relation to the Merger	$—	$5,576,463	$—
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. Except as otherwise provided in the Notes to the Company’s Consolidated Financial Statements, references herein to the "Company" mean Healthcare Realty Trust Incorporated and its consolidated subsidiaries, including Healthcare Realty Holdings, L.P. (formerly known as Healthcare Trust of America Holdings, LP) (the "OP"), after giving effect to the Merger discussed in more detail in Note 2 below. As of December 31, 2023, the Company had gross investments of approximately $13.4 billion in 655 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development, corporate property and excluding held for sale assets. The Company’s real estate properties are located in 35 states and total approximately 38.5 million square feet. In addition, the Company had a weighted average ownership interest of approximately 43% in 33 real estate properties held in unconsolidated joint ventures.
See Note 5 below for more details regarding the Company's joint ventures. Square footage and property count disclosures in these Notes to the Company's Consolidated Financial Statements are unaudited.
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC Topic 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary, with any minority interests reflected as non-controlling interests or redeemable non-controlling interests in the accompanying Consolidated Financial Statements.
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
The OP is 98.8% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2023, there were approximately 4.5 million, or 1.2%, of OP Units issued and outstanding held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of December 31, 2023, the Company had four consolidated VIEs in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	DECEMBER 31, 2023
Assets:
Net real estate investments	$85,752
Cash and cash equivalents	2,144
Receivables and other assets	2,704
Total assets	$90,600
Liabilities:
Accrued expenses and other liabilities	$17,835
Total equity	72,765
Total liabilities and equity	$90,600
As of December 31, 2023, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. It was determined that the Company was not the primary beneficiary of the unconsolidated VIEs because the Company does not have the power or economics to direct the activities of the VIEs on a stand-alone basis. Therefore, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs:

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$31,150	$31,150
2021	Charlotte, NC [1]	Note receivable	5,796	6,000
2022	Texas [2]	Equity method	61,801	61,801
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.

As of December 31, 2023, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 5 for more details regarding the Company's unconsolidated joint ventures.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under ASC Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable.
During 2023 and 2022, the Company eliminated against accumulated depreciation approximately $51.7 million and $19.6 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. During 2022, approximately $4.1 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.
Depreciation expense of real estate properties for the three years ended December 31, 2023, 2022 and 2021 was $518.6 million, $320.8 million and $170.0 million, respectively. Depreciation and amortization of real estate assets in place as of December 31, 2023, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	2.0 to 39.0 years
Buildings and improvements	3.3 to 49.0 years
Lease intangibles (including ground lease intangibles)	1.0 to 99.0 years
Personal property	3.0 to 20.0 years
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
These assets (above- or below-market lease, tenant improvement, leasing costs avoided, rental income lost, and expenses recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of estimated future cash flows. The actual purchase price is allocated based on the various relative asset fair values described above.
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
Executed purchase and sale agreements, which are binding agreements, are categorized as level one inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level three as they are nonbinding in nature.
Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2023 and 2022, the Company had $10.7 million recorded in accumulated other comprehensive loss and $2.1 million recorded in accumulated other comprehensive (loss) income, respectively, related to forward starting interest rate swaps entered into and settled during 2015 and 2020 and a hedge of the Company's variable rate debt. See Note 11 for additional information.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company did not have any restricted cash for the years ended December 31, 2023 or 2022.
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
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. The Company's goodwill asset increased $27.3 million to $250.5 million in 2023 compared to $223.2 million in 2022, as a result of the final purchase price allocation adjustments related to the Merger. The 2023 impairment evaluation indicated that no impairment had occurred with respect to the Company's goodwill asset. See Note 9 for more detail on the Company’s intangible assets.
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
Share-Based Compensation
The Company has various employee and director share-based awards outstanding. These awards include non-vested common stock or other stock-based awards, including units in the OP, pursuant to the Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 ("the Incentive Plan"). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis over the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
requisite service period based on the fair value of the award on the measurement date. The Company recognizes the impact of forfeitures as they occur. See Note 13 for details on the Company’s share-based awards.
Accumulated Other Comprehensive (Loss) Income
Certain items must be included in comprehensive (loss) income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, changes in the fair value of derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2023, the Company’s accumulated other comprehensive (loss) income consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of forward starting swaps and treasury hedges. See Note 11 for more details on the Company's derivative financial instruments.
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of Topic 606. To achieve the core principle, the Company applies the five-step model specified in the guidance.
Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
in thousands	2023	2022	2021
Type of Revenue
Parking income	$9,903	$8,513	$7,859
Management fee income/other [1]	7,548	5,193	2,432
	$17,451	$13,706	$10,291
1 Includes the recovery of certain expenses under the financing receivable as outlined in the management agreement.

The Company’s two major types of revenue that are accounted for under Topic 606 are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle. In most cases, the revenue is due and payable on a monthly basis. The Company had a receivable balance of $1.9 million and $1.5 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Rental Income
Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company's lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index ("CPI"). Rental income from properties under multi-tenant office lease arrangements and rental income from properties with single-tenant lease arrangements are included in rental income on the Company's Consolidated Statements of Operations. For lessors, the standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease.
Nonlease components, such as common area maintenance, are generally accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The combined component is accounted for under Accounting Standards Codification, Topic 842.
The components of rental income are as follows:

	YEAR ENDED DECEMBER 31,
in thousands	2023	2022	2021
Property operating income	$1,270,508	$883,953	$514,533
Straight-line rent	38,676	23,498	5,801
Rental income	$1,309,184	$907,451	$520,334
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
If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes on its taxable income and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which the qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could have a material adverse effect on its business, financial condition, results of operations and net cash available for dividend distributions to its stockholders.
The Company conducts substantially all of its operations through the OP. As a partnership, the OP generally is not liable for federal income taxes. The income and loss from the operations of the OP is included in the tax returns of its partners, including the Company, who are responsible for reporting their allocable share of the partnership income and loss. Accordingly, no provision for income tax has been made in the accompanying consolidated financial statements.
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2023.
Federal tax returns for the years 2020, 2021, 2022 and 2023 are currently subject to examination by taxing authorities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expenses on the Company’s Consolidated Statements of Operations. See Note 16 for further discussion.
Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rents collected from tenants in properties located in those states. The Company is generally reimbursed for these taxes by the tenant. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis in rental income in the Company’s Consolidated Statements of Operations.
Assets Held for Sale
Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less estimated cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Losses resulting from the sale of such properties are characterized as impairment losses in the Consolidated Statements of Operations. See Note 6 for more detail on assets held for sale.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with Accounting Standards Update ("ASU") 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities contingently redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Consolidated Balance Sheet. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of December 31, 2023, the Company had redeemable non-controlling interests of $3.9 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale-leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables as of December 31, 2023.

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of DECEMBER 31, 2023
May 2021	Poway, CA	5.71%	$115,239
November 2021	Columbus, OH	6.48%	7,363
			$122,602
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of December 31, 2023, real estate notes receivable, net, which are included in Other assets, net on the Company's Consolidated Balance Sheets totaled $173.6 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of DEC 31, 2023	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of DEC 31, 2023
Mezzanine loans
Texas	6/24/2021	6/24/2024	8.00%	$54,119	$54,119	$(5,196)	$(3,067)	$45,856
Arizona	12/21/2023	12/20/2026	9.00%	6,000	6,000	—	—	6,000
				60,119	60,119	(5,196)	(3,067)	51,856
Mortgage loans
Texas	6/30/2021	7/01/2024	7.00%	31,150	31,150	—	—	31,150
North Carolina	12/22/2021	12/22/2024	8.00%	6,000	6,000	—	(204)	5,796
Florida	5/17/2022	2/27/2026	6.00%	65,000	32,156	—	(44)	32,112
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	—	—	45,000
Florida	12/28/2023	12/28/2026	9.00%	7,700	7,700	—	—	7,700
				154,850	122,006	—	(248)	121,758

				$214,969	$182,125	$(5,196)	$(3,315)	$173,614

Allowance for Credit Losses
Pursuant to ASC Topic 326, Financial Instruments - Credit Losses, the Company adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under ASC Topic 326. The Company utilizes a probability of default method approach for estimating current expected credit losses and evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers industry and economic conditions, credit enhancements, liquidity, and other factors. The determination of the credit allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. The Company evaluates the collectability of loan receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent, and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans identified as having deteriorated credit quality, the amount of credit loss is determined on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual status are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, the loan may return to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance. As of December 31, 2023, the Company's carrying value of its outstanding loans was $173.6 million.
During the first quarter of 2023, the Company determined that the risk of credit loss on its mezzanine loans was no longer remote and recorded a credit loss reserve of $5.2 million. The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	TWELVE MONTHS ENDED DECEMBER 31, 2023	TWELVE MONTHS ENDED DECEMBER 31, 2022
Allowance for credit losses, beginning of period	$—	$—
Credit loss reserves	5,196	—
Allowance for credit losses, end of period	$5,196	$—
Interest Income
Income from Lease Finance Receivables
The Company recognized the related income from two financing receivables totaling $8.3 million and $8.1 million, respectively, for the years ended December 31, 2023 and 2022, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.
Income from Real Estate Notes Receivable
For the years ended December 31, 2023 and 2022, the Company recognized interest income of $8.8 million and $3.4 million, respectively, related to real estate notes receivable. For 2021, the Company had no real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. As of January 1, 2023, the Company placed real estate notes receivable with principal balances of $48.9 million on non-accrual status and accordingly did not recognize any interest income for the year ended December 31, 2023.
New Accounting Pronouncements
On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280). Some of the main provisions of this update to segment reporting include; (i) a requirement to disclose significant segment expenses, on an annual and interim basis, that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (ii) a requirement to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iii) a requirement that an entity that has a single reportable segment provide all the disclosures required by the amendments in this update.
The update is effective for reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. At this time, the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and compliance of these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 2. Merger with HTA

On July 20, 2022 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated (now known as HRTI, LLC,) (“Legacy HR”), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), the OP, and HR Acquisition 2, LLC (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Merger-related Costs
The Company incurred Merger-related costs of $(2.0) million and $103.4 million, respectively, for the years ended December 31, 2023 and 2022, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consisted of legal, consulting, severance, and banking services and for the year ended December 31, 2023, including a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.

3. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s consolidated investments at December 31, 2023.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS AND IMPROVEMENTS	LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Dallas, TX	43	$90,168	$1,004,810	$68,139	$550	$1,163,667	$(221,375)
Houston, TX	31	76,959	614,531	60,651	57	752,198	(97,793)
Seattle, WA	29	64,295	631,438	9,921	715	706,369	(186,903)
Denver, CO	33	76,698	501,994	43,268	610	622,570	(94,906)
Charlotte, NC	32	35,465	463,461	26,971	110	526,007	(116,578)
Phoenix, AZ	35	20,262	437,804	36,384	425	494,875	(59,449)
Atlanta, GA	27	49,095	417,112	28,204	100	494,511	(79,569)
Boston, MA	17	127,447	299,742	41,183	14	468,386	(37,569)
Raleigh, NC	28	56,620	371,932	36,411	9	464,972	(38,879)
Nashville, TN	13	43,347	397,192	10,206	7,427	458,172	(115,979)
Los Angeles, CA	20	72,086	360,330	16,481	453	449,350	(145,875)
Miami, FL	19	53,994	326,343	35,014	178	415,529	(74,470)
Tampa, FL	19	31,121	351,879	27,438	33	410,471	(36,726)
Indianapolis, IN	36	54,899	285,806	32,780	13	373,498	(42,273)
Austin, TX	13	27,063	274,229	18,568	142	320,002	(55,891)
New York, NY	14	64,402	170,304	26,430	—	261,136	(15,887)
Chicago, IL	6	13,804	216,473	13,011	81	243,369	(39,671)
Memphis, TN	11	13,901	189,941	4,211	322	208,375	(71,813)
Honolulu, HI	6	9,527	188,772	6,319	169	204,787	(61,575)
Hartford, CT	30	29,381	138,713	21,848	—	189,942	(15,883)
Other (49 markets)	193	332,731	3,238,567	272,864	1,310	3,845,472	(617,789)
	655	1,343,265	10,881,373	836,302	12,718	13,073,658	(2,226,853)

Investment in financing receivables, net	—	—	—		—	122,602	—
Financing lease right-of-use assets	—	—	—	—	—	82,209	—
Construction in progress	—	—	—	—	—	60,727	—
Land held for development	—	—	—	—	—	59,871	—
Total real estate investments	655	$1,343,265	$10,881,373	$836,302	$12,718	$13,399,067	$(2,226,853)

4. Leases
Lessor Accounting Under ASC 842
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2052. Some leases provide tenants with fixed rent renewal terms while others have market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
refusal to purchase the leased property. The Company’s single-tenant net leases generally require the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the CPI. In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the years ended December 31, 2023 and 2022 was $1.3 billion and $907.5 million, respectively.
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2023 were as follows:

In thousands
2024	$894,442
2025	801,973
2026	701,615
2027	582,028
2028	469,549
2029 and thereafter	1,579,010
$5,028,617

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2023, 2022 and 2021.

Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had investments of approximately $111.1 million in six real estate properties as of December 31, 2023 that were subject to purchase options that were exercisable.

Lessee Accounting Under ASC 842
As of December 31, 2023, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. Contracts evaluated and treated as leases are those that convey the right to control the use of identified assets for a period of time in exchange for consideration. ASC 842 requires the recording of these leases based on the aggregate future cash flows, discounted utilizing the implicit rate in the lease, or, if not readily determinable, based upon the lessee's incremental borrowing rate, to which the Company utilizes market inputs that are both similar to the Company's credit profile and corresponding term of the leases. As of December 31, 2023, the Company had 232 properties totaling 16.9 million square feet that were held under ground leases. Some of the ground leases include fixed rent renewal terms and others have market rent renewal terms. The ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the CPI. The Company had 75 prepaid ground leases as of December 31, 2023. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $1.3 million, $1.1 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s future lease payments (primarily for its 157 non-prepaid ground leases) as of December 31, 2023 were as follows:

In thousands	OPERATING	FINANCING
2024	$12,263	$2,182
2025	12,428	2,218
2026	12,516	2,254
2027	12,703	2,294
2028	12,822	2,326
2029 and thereafter	698,905	394,072
Total undiscounted lease payments	$761,637	$405,346
Discount	(531,923)	(330,843)
Lease liabilities	$229,714	$74,503

The following table provides details of the Company's total lease expense for the years ended December 31, 2023 and 2022:

In thousands	YEAR ENDED Dec. 31, 2023	YEAR ENDED Dec. 31, 2022
Operating lease cost
Operating lease expense	$20,623	$12,699
Variable lease expense	8,979	4,529

Finance lease cost
Amortization of right-of-use assets	1,564	1,288
Interest on lease liabilities	3,718	2,876
Total lease expense	$34,884	$21,392

Other information
Operating cash flows outflows related to operating leases	$19,222	$12,816
Operating cash flows outflows related to financing leases	$2,122	$1,838
Financing cash flows outflows related to financing leases	$17	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$53,765
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,758	$216,047

Weighted-average remaining lease term (excluding renewal options) - operating leases	45.8	47.5
Weighted-average remaining lease term (excluding renewal options) - finance leases	57.9	58.9
Weighted-average discount rate - operating leases	5.7%	5.8%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
5. Acquisitions, Dispositions and Mortgage Repayments
2023 Acquisition Activity
The following table details the Company's real estate acquisition activity for the year ended December 31, 2023:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE, NET	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
Tampa, FL	3/10/23	$31,500	$—	$30,499	$30,596	$(97)	115,867
Colorado Springs, CO	7/28/23	11,450	(5,284)	6,024	11,416	(108)	42,770

Total real estate acquisitions		$42,950	$(5,284)	$36,523	$42,012	$(205)	158,637
1.Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2.Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

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
In the third quarter of 2023, the Company acquired the fee interest in a parcel of land previously held under a ground lease for $0.8 million and an additional interest in an operating property for $0.6 million.
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2023 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$27.5	17.0 - 30.0
Tenant Improvements	3.4	5.1 - 5.9
Land	5.5	—
Land Improvements	1.1	6.0 - 10.0

Intangibles
At-market lease intangibles	4.5	5.1 - 5.9
Above-market lease intangibles (lessor)	0.2	1.8 - 4.9
Below-market lease intangibles (lessor)	(0.2)	6.4 - 13.9

Mortgage notes payable assumed, including fair value adjustments	(5.3)

Other assets acquired	0.1
Accounts payable, accrued liabilities and other liabilities assumed	(0.3)
Total cash paid	$36.5
Unconsolidated Joint Ventures
As of December 31, 2023, the Company had a weighted average ownership interest of approximately 43% in 33 real estate properties held in unconsolidated joint ventures. The Company recognizes distributions from unconsolidated joint ventures utilizing the nature of distribution approach and classifies the distributions based on the nature of the underlying activity that generated the distribution. The distributions from unconsolidated joint ventures for the years ended December 31, 2023 and 2022 were classified as operating activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company's investment in and loss recognized for the years ended December 31, 2023 and 2022 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in millions	2023	2022
Investments in unconsolidated joint ventures, beginning of period	$327.2	$161.9
New investments during the period	3.8	167.9
Equity loss recognized during the period	(1.7)	(0.7)
Owner distributions	(17.8)	(1.9)
Investments in unconsolidated joint ventures, end of period	$311.5	$327.2

2022 Acquisitions
The following table details the Company's acquisitions, exclusive of the Merger, for the year ended December 31, 2022:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Dallas, TX [4]	MOB	2/11/22	$8,175	$8,185	$8,202	$(17)	18,000
San Francisco, CA [5]	MOB	3/7/22	114,000	112,986	108,687	4,299	166,396
Atlanta, GA	MOB	4/7/22	6,912	7,054	7,178	(124)	21,535
Denver, CO	MOB	4/13/22	6,320	5,254	5,269	(15)	12,207
Colorado Springs, CO [6]	MOB	4/13/22	13,680	13,686	13,701	(15)	25,800
Seattle, WA	MOB	4/28/22	8,350	8,334	8,370	(36)	13,256
Houston, TX	MOB	4/28/22	36,250	36,299	36,816	(517)	76,781
Los Angeles, CA	MOB	4/29/22	35,000	35,242	25,400	9,842	34,282
Oklahoma City, OK	MOB	4/29/22	11,100	11,259	11,334	(75)	34,944
Raleigh, NC [5]	MOB	5/31/22	27,500	26,710	27,127	(417)	85,113
Tampa, FL [6]	MOB	6/9/22	18,650	18,619	18,212	407	55,788
Seattle, WA	MOB	8/1/22	4,850	4,806	4,882	(76)	10,593
Raleigh, NC	MOB	8/9/22	3,783	3,878	3,932	(54)	11,345
Jacksonville, FL	MOB	8/9/22	18,195	18,508	18,583	(75)	34,133
Atlanta, GA	MOB	8/10/22	11,800	11,525	12,038	(513)	43,496
Denver, CO	MOB	8/11/22	14,800	13,902	13,918	(16)	34,785
Raleigh, NC	MOB	8/18/22	11,375	10,670	10,547	123	31,318
Nashville, TN	MOB	9/15/22	21,000	20,764	20,572	192	61,932
Austin, TX	MOB	9/29/22	5,450	5,449	5,572	(123)	15,000
Jacksonville, FL [4]	MOB	10/12/22	3,600	3,530	3,609	(79)	6,200
Houston, TX	MOB	11/21/22	5,500	5,469	5,513	(44)	28,369
Austin, TX [7]	MOB	12/28/22	888	890	889	1	2,219
Denver, CO	MOB	12/28/22	16,400	16,170	16,467	(297)	39,692

			$403,578	$399,189	$386,818	$12,371	863,184
1MOB = medical outpatient building.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2022 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$250.7	14.0 - 38.0
Tenant Improvements	20.7	1.5 - 13.4
Land	76.1	—
Land Improvements	11.2	5.0 - 14.0

Intangibles
At-market lease intangibles	28.1	1.5 - 13.4
Above-market lease intangibles (lessor)	15.9	1.3 - 15.6
Below-market lease intangibles (lessor)	(2.2)	1.3 - 19.3
Below-market lease intangibles (lessee)	1.2	13.1

Other assets acquired	0.4
Accounts payable, accrued liabilities and other liabilities assumed	(2.9)
Total cash paid	$399.2

Unconsolidated Joint Ventures
The following table details the joint venture acquisitions for the year ended December 31, 2022:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
San Francisco, CA [4]	MOB	3/7/22	$67,175	$66,789	$65,179	$1,610	110,865
Los Angeles, CA [5]	MOB	3/7/22	33,800	32,384	32,390	(6)	103,259

			$100,975	$99,173	$97,569	$1,604	214,124
1MOB = medical outpatient building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes three properties.
5Includes two properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
2023 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2023:

Dollars in thousands	Type[1]	DATE DISPOSED	SALE PRICE	CLOSING ADJ	COMPANY-FINANCED NOTES	NET PROCEEDS	NET REAL ESTATE	OTHER (INCLUDING RECEIVABLES) [2]	GAIN/(IMPAIR-MENT)	SQUARE FOOTAGE
Tampa/Miami, FL3	MOB	1/12/23	$93,250	$(5,875)	$—	$87,375	$87,302	$(888)	$961	224,037
Dallas, TX [4]	MOB	1/30/23	19,210	(141)	—	19,069	18,986	43	40	36,691
St. Louis, MO	MOB	2/10/23	350	(18)	—	332	398	—	(66)	6,500
Los Angeles, CA	MOB	3/23/23	21,000	(526)	—	20,474	20,610	52	(188)	37,165
Los Angeles, CA [5]	MOB	3/30/23	75,000	(8,079)	(45,000)	21,921	88,624	(803)	(20,900)	147,078
Los Angeles, CA [6]	LAND	5/12/23	3,300	(334)	—	2,966	3,268	—	(302)	—
Albany, NY	MOB	6/30/23	10,000	(1,229)	—	8,771	2,613	(1,040)	7,198	40,870
Houston, TX	MOB	8/2/23	8,320	(285)	—	8,035	4,567	194	3,274	57,170
Atlanta, GA	MOB	8/22/23	25,140	(66)	—	25,074	23,226	(536)	2,386	55,195
Dallas, TX	INPATIENT	9/15/23	115,000	(1,504)	—	113,496	64,183	6,094	43,219	161,264
Houston, TX	MOB	9/18/23	250	(24)	—	226	1,998	—	(1,772)	52,040
Chicago, IL	MOB	9/27/23	59,950	(870)	—	59,080	74,710	(380)	(15,250)	104,912
Evansville, IN [7]	MOB	11/13/23	18,500	(63)	—	18,437	17,807	(149)	779	260,520
Houston, TX	HOSPITAL	12/1/23	4,100	(6)	—	4,094	3,486	—	608	83,223
Charleston, SC [8]	OFFICE	12/15/23	6,200	(401)	—	5,799	3,415	—	2,384	15,014
Dallas, TX	MOB	12/20/23	43,295	(764)	—	42,531	33,882	(3,782)	12,431	77,827
Los Angeles, CA	OFFICE	12/21/23	19,000	(1,311)	—	17,689	17,787	—	(98)	104,377
Tucson, AZ [9,10]	MOB	12/22/23	43,230	(3,770)	(6,000)	33,460	39,786	(26)	(300)	215,471
Miami, FL	MOB	12/22/23	18,250	(756)	—	17,494	17,354	643	(503)	48,000
Sebring, FL	MOB	12/27/23	9,500	(81)	—	9,419	10,438	(512)	(507)	38,949
Boston, MA	MOB	12/28/23	117,197	(2,079)	—	115,118	107,803	9,828	(2,513)	161,254
Jacksonville/Orlando/Miami, FL [11]	SNF	12/29/23	77,000	(8,678)	(7,700)	60,622	65,839	(294)	2,777	354,500
Total dispositions			$787,042	$(36,860)	$(58,700)	$691,482	$708,082	$8,444	$33,658	2,282,057
1.MOB = medical outpatient building; SNF = skilled nursing facility.
2.Includes straight-line rent receivables, leasing commissions and lease inducements.
3.Includes two properties sold in two separate transactions to the same buyer on the same date.
4.The Company sold this property to a joint venture in which it retained a 40% interest. Sales price and square footage reflect the total sales price paid by the joint venture and total square footage of the property.
5.The Company entered into a mortgage loan agreement with the buyer for $45.0 million.
6.The Company sold a land parcel totaling 0.34 acres.
7.Includes five properties sold in three separate transactions to the same buyer on the same date.
8.The Company sold a corporate office in Charleston, SC that was 100% occupied by the Company.
9.Includes 12 properties sold in one transaction to the same buyer.
10.The Company entered into a mezzanine loan with the buyer for $6.0 million.
11.Includes three properties sold in one transaction to the same buyer. The Company entered into a separate note receivable for $7.7 million related to this sale.

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
1MOB = medical outpatient building
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

6. Held for Sale
The Company had one property classified as assets held for sale as of December 31, 2023. The net real estate assets held for sale includes the impact of $5.9 million of impairment charges for the year ended December 31, 2023. The Company had one property classified as assets held for sale as of December 31, 2022, which was sold in the first quarter of 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The table below reflects the assets and liabilities classified as held for sale as of December 31, 2023 and 2022.

	DECEMBER 31,
Dollars in thousands	2023	2022
Balance Sheet data
Land	$1,850	$1,700
Buildings and improvements	6,779	15,164
Lease intangibles	1,017	1,986
	9,646	18,850
Accumulated depreciation	(913)	—
Real estate assets held for sale, net	8,733	18,850
Other assets, net	101	43
Assets held for sale, net	$8,834	$18,893

Accounts payable and accrued liabilities	$23	$282
Other liabilities	272	155
Liabilities of properties held for sale	$295	$437

7. Impairment Charges
An asset is impaired when undiscounted cash flows expected to be generated by the asset are less than the carrying value of the asset. The Company must assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or there is a change in circumstances, such as the sale of a property or the decision to sell a property, which indicate that the recorded value might not be fully recoverable.
The Company recorded impairment charges on 31 properties sold and six additional properties associated with planned disposition activity for the year ended December 31, 2023, totaling $149.7 million. The Company recorded impairment charges on 12 properties sold and three additional properties associated with planned disposition activity for the year ended December 31, 2022, totaling $54.4 million. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
As of December 31, 2023, six properties totaling $53.6 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included nonbinding letters of intent and unexecuted purchase and sale agreements, less estimated closing costs.
8. Other Assets
Other assets consist primarily of intangible assets, prepaid assets, real estate notes receivable, straight-line rent receivables, accounts receivable, additional long-lived assets and interest rate swaps. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 are detailed in the table below:

Dollars in thousands	December 31, 2023	December 31, 2022
Real estate notes receivable, net	$173,614	$99,643
Straight-line rent receivables	116,866	88,868
Prepaid assets	116,455	81,900
Above-market intangible assets, net	66,695	80,720
Accounts receivable, net [1]	63,203	54,667
Additional long-lived assets, net	20,717	21,446
Interest rate swap assets	4,634	14,512
Investment in securities [2]	6,011	6,011
Debt issuance costs, net	3,867	5,977
Project costs	6,187	4,337
Net investment in lease	2,112	1,828
Customer relationship intangible assets, net	1,066	1,120
Other	10,941	8,961
	$592,368	$469,990

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
1The amounts for December 31, 2023 and 2022 are net of allowance for doubtful accounts of $8.4 million and $4.0 million, respectively. The amount for December 31, 2022 includes $7,169 of other receivables, net.
2This amount represents the value of the Company's preferred stock investment in a data analytics platform.

9. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. For additional details on the Company's debt issuance costs, see Note 10 to the Consolidated Financial Statements. The Company’s intangible assets and liabilities, including assets held for sale and certain debt issuance costs, as of December 31, 2023 and 2022 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2023	2022	2023	2022
Goodwill	$250.5	$223.2	$—	$—	N/A	Goodwill
Credit facility debt issuance costs	6.9	6.9	3.1	0.9	1.9	Other assets, net
Above-market lease intangibles (lessor)	98.0	91.5	31.3	10.7	5.3	Other assets, net
Customer relationship intangibles (lessor)	2.1	2.1	1.1	1.0	19.6	Other assets, net
Below-market lease intangibles (lessor)	(112.5)	(112.5)	(35.7)	(14.6)	5.8	Other liabilities
At-market lease intangibles	837.3	1,067.4	301.7	188.3	4.0	Real estate properties
	$1,082.3	$1,278.6	$301.5	$186.3	4.3
For the years ended December 31, 2023 and 2022, the Company recognized approximately $214.8 million and $133.6 million of intangible amortization, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2023:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2024	$206.7
2025	109.1
2026	84.3
2027	53.0
2028	31.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
10. Notes and Bonds Payable

	DECEMBER 31,		MATURITY DATES	CONTRACTUAL INTEREST RATES	EFFECTIVE INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2023	2022
$1.5B Unsecured Credit Facility	—	385,000	10/25	SOFR + 0.95%	6.24%	At maturity	Monthly
$350M Unsecured Term Loan [1]	349,798	349,114	7/24	SOFR + 1.05%	6.30%	At maturity	Monthly
$200M Unsecured Term Loan [1]	199,903	199,670	5/24	SOFR + 1.05%	6.30%	At maturity	Monthly
$150M Unsecured Term Loan [1]	149,643	149,495	6/26	SOFR + 1.05%	6.30%	At maturity	Monthly
$300M Unsecured Term Loan [1]	299,958	299,936	10/25	SOFR + 1.05%	6.30%	At maturity	Monthly
$200M Unsecured Term Loan [1]	199,502	199,362	7/27	SOFR + 1.05%	6.30%	At maturity	Monthly
$300M Unsecured Term Loan [1]	298,288	297,869	1/28	SOFR + 1.05%	6.30%	At maturity	Monthly
Senior Notes due 2025 [1]	249,484	249,115	5/25	3.88%	4.12%	At maturity	Semi-annual
Senior Notes due 2026 [1]	579,017	571,587	8/26	3.50%	4.94%	At maturity	Semi-annual
Senior Notes due 2027 [1]	483,727	479,553	7/27	3.75%	4.76%	At maturity	Semi-annual
Senior Notes due 2028 [1]	297,429	296,852	1/28	3.63%	3.85%	At maturity	Semi-annual
Senior Notes due 2030 [1]	575,443	565,402	2/30	3.10%	5.30%	At maturity	Semi-annual
Senior Notes due 2030 [1]	296,780	296,385	3/30	2.40%	2.72%	At maturity	Semi-annual
Senior Notes due 2031 [1]	295,832	295,547	3/31	2.05%	2.25%	At maturity	Semi-annual
Senior Notes due 2031 [1]	649,521	632,693	3/31	2.00%	5.13%	At maturity	Semi-annual
Mortgage notes payable [2]	70,534	84,247	1/24-12/26	3.6%-4.77%	3.57%-6.88%	Monthly	Monthly
	$4,994,859	$5,351,827
1Balances are shown net of discounts and unamortized issuance costs.
2Balances are shown net of discounts and unamortized issuance costs and include premiums.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2023, the Company was in compliance with its financial covenant provisions under its various debt instruments.

Senior Notes
The following table reconciles the Company’s aggregate Senior notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.

	DECEMBER 31,
Dollars in thousands	2023	2022
Senior notes principal balance	$3,699,285	$3,699,500
Unaccreted discount	(265,852)	(304,919)
Debt issuance costs	(6,200)	(7,447)
Senior notes carrying amount	$3,427,233	$3,387,134
Term Loans
The following table reconciles the Company’s aggregate term loan principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.

	DECEMBER 31,
Dollars in thousands	2023	2022
Term loan principal balances	$1,500,000	$1,500,000
Debt issuance costs	(2,908)	(4,554)
Term Loans carrying amount	$1,497,092	$1,495,446

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.

	DECEMBER 31,
Dollars in thousands	2023	2022
Mortgage notes payable principal balance	$70,752	$84,122
Unamortized premium	285	486
Unaccreted discount	(237)	(38)
Debt issuance costs	(266)	(323)
Mortgage notes payable carrying amount	$70,534	$84,247
Mortgage Activity
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
On December 1, 2023, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.51% per annum with an outstanding principal of $6.6 million. The mortgage note encumbered a 93,992 square foot property in Lakewood, Colorado.
Subsequent Changes in Debt Structure
On January 6, 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.77% per annum with an outstanding principal of $11.3 million. The mortgage note encumbered a 63,012 square foot property in California.
On February 1, 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.12% per annum with an outstanding principal of $5.6 million. The mortgage note encumbered a 40,324 square foot property in Georgia.
The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [9]	MATURITY DATE	COLLATERAL [10]	PRINCIPAL AND INTEREST PAYMENTS [8]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2023	2023	2022
Life Insurance Co. [1]	12.3	3.86%	8/23	MOB	Monthly/7-yr amort.	—	—	10.0
Life Insurance Co. [2]	9.0	4.84%	12/23	MOB,OFC	Monthly/10-yr amort.	—	—	6.8
Life Insurance Co. [3]	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	24.4	11.3	11.7
Life Insurance Co. [4]	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	12.6	5.6	5.8
Financial Services [5]	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	16.9	7.2	7.5
Life Insurance Co. [6]	16.5	3.43%	12/25	MOB,OFC	Monthly/7-yr amort.	49.2	15.9	16.2
Financial Services	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	41.7	7.8	8.3
Life Insurance Co. [7]	6.0	6.88%	4/26	MOB	Monthly/7-yr amort.	11.6	5.2	—
Life Insurance Co.	19.2	4.08%	12/26	MOB	Monthly/10-yr amort.	45.7	17.5	17.9

						$202.1	$70.5	$84.2
1The Company repaid this loan in August 2023. The Company's unencumbered gross investment was $26.0 million at December 31, 2023.
2The Company repaid this loan in December 2023. The Company's unencumbered gross investment was $24.5 million at December 31, 2023.
3The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.
4The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
5The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
6The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
7The unaccreted portion of the $0.3 million discount recorded on this note upon acquisition is included in the balance above.
8Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).
9The contractual interest rates for the seven outstanding mortgage notes ranged from 3.6% to 4.8% as of December 31, 2023.
10MOB-Medical office building; OFC-Office
Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2023, were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2024	$575,473	$(41,050)	$(2,438)	$531,985	10.7%
2025	566,375	(43,163)	(1,916)	521,296	10.4%
2026	778,904	(41,837)	(1,650)	735,417	14.7%
2027	700,000	(36,192)	(1,519)	662,289	13.3%
2028	600,000	(35,179)	(707)	564,114	11.3%
2029 and thereafter	2,049,285	(68,382)	(1,145)	1,979,758	39.6%
	$5,270,037	$(265,803)	$(9,375)	$4,994,859	100.0%
1Includes discount accretion and premium amortization related to the Company’s Senior Notes and four mortgage notes payable.
2Excludes approximately $3.9 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2023, 2022, and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
On February 16, 2023, the Company entered into a swap transaction with a notional amount of $50.0 million and a fixed rate of 4.16%. The swap agreement has an effective date of March 1, 2023 and a termination date of June 1, 2026.
On March 28, 2023, the Company entered into a swap transaction with a notional amount of $100.0 million and a fixed rate of 3.67%. The swap agreement has an effective date of April 3, 2023 and a termination date of June 1, 2026.
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
On November 9, 2023, the Company entered into a swap transaction totaling $75.0 million with a fixed rate of 4.54%. The swap agreement has an effective date of December 1, 2023 and a termination date of May 31, 2026.
As of December 31, 2023, the Company had interest rate derivatives that were designated as cash flow hedges of interest rate risk. The table below presents the notional value and weighted average rates of the Company's derivative financial instruments as of December 31, 2023 and 2022:

	NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE		NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE
EXPIRATION	DECEMBER 31, 2023		EXPIRATION	DECEMBER 31, 2022
January 2024	$200,000	1.21%	January 2023	$300,000	1.42%
May 2026	275,000	3.74%	January 2024	200,000	1.21%
June 2026	150,000	3.83%	May 2026	100,000	2.15%
December 2026	150,000	3.84%	December 2026	150,000	3.84%
June 2027	200,000	4.27%	June 2027	150,000	4.13%
December 2027	300,000	3.93%	December 2027	250,000	3.79%
	$1,275,000	3.49%		$1,150,000	2.63%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

	AS OF DECEMBER 31, 2023		AS OF DECEMBER 31, 2022
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$4,214	Other Assets	$13,603
Interest rate swaps 2022			Other Assets	909
Interest rate swaps 2022	Other Liabilities	(5,067)	Other Liabilities	(4,269)
Interest rate swaps 2023	Other Assets	411
Interest rate swaps 2023	Other Liabilities	(7,357)
Total derivatives designated as hedging instruments		$(7,799)		$10,243

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 related to the Company's outstanding interest rate swaps.

	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN AOCI ON DERIVATIVE for the year ended December 31,			AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME for the year ended December 31,
Dollars in thousands	2023	2022		2023	2022
Interest rate swaps 2017	$—	$302	Interest expense	$—	$118
Interest rate swaps 2018	—	616	Interest expense	—	361
Interest rate swaps 2019	1,995	12,964	Interest expense	(6,964)	563
Interest rate swaps 2022	4,583	(3,252)	Interest expense	(6,289)	(109)
Interest rate swaps 2023	(5,115)	—	Interest expense	(1,829)	—
Settled treasury hedges	—	—	Interest expense	426	426
Settled interest rate swaps	—	—	Interest expense	168	168
	$1,463	$10,630	Total interest expense	$(14,488)	$1,527
The Company estimates that an additional $7.3 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2023. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Assets
	GROSS AMOUNTS of recognized assets	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF ASSETS presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$4,625	$—	$4,625	$(4,625)	$—	$—

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(12,424)	$—	$(12,424)	$4,625	$—	$(7,799)

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
As of December 31, 2023, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.0 million. As of December 31, 2023, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

12. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2023, 2022, and 2021 as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Balance, beginning of year	380,589,894	150,457,433	139,487,375
Issuance of common stock	8,627	229,618,304	10,899,301
Conversion of OP units to common stock	190,544	—	—
Non-vested share-based awards, net of withheld shares and forfeitures	175,368	514,157	70,757
Balance, end of year	380,964,433	380,589,894	150,457,433
At-The-Market Equity Offering Program
The Company has in place an ATM equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has equity distribution agreements with various sales agents with respect to the ATM offering program of common stock with an aggregate sales amount of up to $750.0 million. As of December 31, 2023, $750.0 million remained available for issuance under the current ATM offering program.
Dividends Declared
During 2023, the Company declared and paid common stock dividends aggregating $1.24 per share ($0.31 per share per quarter).
On February 13, 2024, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on March 14, 2024, to stockholders of record on February 26, 2024.
Authorization to Repurchase Common Stock
On May 31, 2023, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of these Consolidated Financial Statements, the Company has not repurchased any shares of its common stock under this authorization.
Accumulated Other Comprehensive (Loss) Income
The following table represents the changes in accumulated other comprehensive income (loss) during the years ended December 31, 2023 and 2022:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2023	2022
Beginning balance	$2,140	$(9,981)
Other comprehensive income (loss) before reclassifications	1,434	1,531
Amounts reclassified from accumulated other comprehensive (loss) income	(14,315)	10,590
Net current-period other comprehensive (loss) income	(12,881)	12,121
Ending balance	$(10,741)	$2,140
The following table represents the details regarding the reclassifications from accumulated other comprehensive income (loss) during the year ended December 31, 2023 (dollars in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$594	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	(15,082)	Interest Expense
	$(14,488)

13. Stock and Other Incentive Plans
Stock Incentive Plan
The Company's Incentive Plan permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP. The Incentive Plan replaced the Legacy HR Incentive Plan as of the merger date. Unvested awards under the Legacy HR Incentive Plan were assumed according to their existing terms by the Company in connection with the Merger. As of the Merger date, 9,647,839 share-based awards were available for grant under the Incentive Plan. As of December 31, 2023 and 2022, the Company had share-based awards available for grant under the Incentive Plan of 8,102,861 and 9,432,388 shares, respectively. Non-vested shares issued to employees under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares through the vesting period. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2023, 2022 and 2021 from the amortization of the value of shares over the vesting period issued to employees and directors was $14.6 million, $13.9 million and $10.4 million, respectively. The following table represents expected amortization of the Company's non-vested shares issued as of December 31, 2023:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2024	$12.2
2025	9.7
2026	6.9
2027	2.1
2028 and thereafter	0.5
Total	$31.4
Executive Incentive Plan
The Compensation Committee has adopted an executive incentive plan pursuant to the Incentive Plan (the "Executive Incentive Plan") to provide specific award criteria with respect to incentive awards made under the Incentive Plan subject to the discretion of the Compensation Committee. Under the terms of the Executive Incentive Plan, the Company's named executive officers and certain other members of senior management may earn incentive awards in the form of cash, non-vested stock, restricted stock units ("RSUs"), and units in the OP ("OP Units"). For 2023, 2022 and 2021, compensation expense, included in general and administrative expense, resulting from the amortization of the Executive Incentive Plan non-vested share, RSU, and OP Unit grants to officers was approximately $9.0 million, $9.8 million, and $6.6 million, respectively. Details of equity awards that have been issued under this plan are as follows:
•On January 4, 2023, the Company granted non-vested stock awards to its named executive officers, senior vice presidents, and first vice presidents with a grant date fair value of $4.1 million, which consisted of an aggregate of 205,264 shares with a ratable five-year vesting period, which will result in an annual compensation expense of $0.8 million for 2024, 2025, 2026 and 2027.
•On January 4, 2023, the Company granted 165,174 RSUs to certain of its non-executive senior officers. These award are subject to a three-year performance period and if the performance criteria is met, the awards are then

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
subject to two additional years with ratable vesting of 50% in year four and 50% in year five. The expense will be recognized on the straight-line basis over the five-year vesting period.
◦Approximately 43% of the RSU awards are subject to two market performance conditions: relative and absolute total shareholder return ("TSR"). These components were valued using independent specialists utilizing a Monte Carlo simulation to calculate the weighted average grant date fair values of $24.23 for the absolute TSR component and $27.84 for the relative TSR component for the January 2023 grant using the following assumptions:

Volatility	34.0%
Dividend Assumption	Accrued
Expected term in years	3 years
Risk-free rate	4.42%
Stock price (per share)	$20.21
◦The remaining 57% of the RSU awards are subject to certain operating performance conditions. With respect to the operating performance conditions of these awards, the grant date fair value was $20.21 based on the Company's share price on the date of grant. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
◦The combined weighted average grant date fair value of the January 2023 RSUs was $22.55 per share.
LTIP Series C Units
In January 2023, the Company modified its incentive compensation structure to award LTIP Series C units ("LTIP-C units) in the OP to named executive officers in lieu of RSUs. The LTIP-C units were granted with three-year forward-looking performance targets, with a grant date fair value of $7.1 million, which consisted of an aggregate 627,547 LTIP-C units with a five-year vesting period. LTIP-C units are granted notionally at the maximum value of the award.
•Approximately 43% of the LTIP-C units vest based on two market performance conditions. Relative and absolute TSR awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $12.24 for the absolute TSR component and $13.98 for the relative TSR component for the January 2023 grant using the following assumption:

Volatility	34.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.42%
Stock price (per share)	$20.21
•The remaining 57% of the LTIP-C units vest based upon certain operating performance conditions. With respect to the operating performance conditions of the January 4, 2023 grant, the grant date fair value was $20.21 based on the Company's share price on the date of grant. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
•The combined weighted average grant date fair value of the January LTIP-C units was $15.85 per share.
For 2023, compensation expense resulting from the amortization of LTIP-C units awarded to officers was approximately $1.2 million.
Officer Incentive Program
In the first quarter of 2023 the Company granted a performance-based award to certain non-executive officers totaling approximately $0.7 million, which was granted in the form of 33,438 non-vested shares. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately five years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
For 2023, 2022 and 2021, compensation expense resulting from the amortization of these non-vested share grants awarded to officers was approximately $0.6 million, $0.9 million, and $1.0 million, respectively.
Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2023, 2022 and 2021, the Company issued 31,792 shares, 17,381 shares and 21,396 shares, respectively, to its officers through the salary deferral plan. For 2023, 2022 and 2021, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.9 million for each year, respectively.
Non-employee Directors Incentive Plan
The Company grants non-vested share-based awards to its non-employee directors under the Incentive Plan. The directors’ awards typically have a one-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. For each of the years 2023, 2022 and 2021, compensation expense resulting from the amortization of non-vested share-based grants to directors was approximately $2.1 million, $1.5 million, and $1.2 million, respectively.
•On June 5, 2023, the Company granted a non-vested stock award to six of its directors, with a grant date fair value of $0.7 million, which consisted of an aggregate of 42,768 non-vested shares, with a one-year vesting period.
•On June 5, 2023, the Company also granted LTIP-D units in the OP to six of its directors, with a grant fair value of $1.1 million, which consisted of an aggregate of 57,868 non-vested units, with a one-year vesting period.
The following table represents the summary of non-vested share-based awards (including restricted stock, RSUs, LTIP-C units and LTIP-D units) under the Incentive Plans and related information for the three years ended December 31, 2023:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2023	2022	2021
Share-based awards, beginning of year	2,090,060	1,562,028	1,766,061
Granted [1]	1,164,359	952,407	203,701
Vested	(403,266)	(418,949)	(404,777)
Change in awards based on performance assessment [2]	(205,668)	—	—
Forfeited	(29,923)	(5,426)	(2,957)
Share-based awards, end of year	2,615,562	2,090,060	1,562,028

Weighted-average grant date fair value of
Share-based awards, beginning of year	$30.35	$31.10	$30.51
Share-based awards granted during the year	$18.70	$29.64	$30.86
Share-based awards vested during the year	$28.38	$31.52	$28.38
Share-based awards change in performance assessment during the year	$29.05	$—	$—
Stock-based awards forfeited during the year	$31.16	$31.48	$33.04
Share-based awards, end of year	$25.56	$30.35	$31.10

Grant date fair value of shares granted during the year	$22,171	$28,225	$6,286
1LTIP-C units are issued at the maximum possible value of the award and are reflected as such in this table until the performance period has been satisfied and the exact number of awards are determinable.
2The Company's RSUs that are based on operating performance metrics are evaluated on the probability of those performance metrics being achieved. During 2023, the Company determined that the operating performance goals related to the RSUs issued in 2022 are not probable of being achieved and reversed all of the outstanding amortization expense for that grant. In addition, the Company lowered the probability of achieving the operating performance goals related to the RSUs issued in 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The vesting periods for the non-vested shares granted during 2023 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2023 of approximately 4.8 years.
During 2023, 2022 and 2021, the Company withheld 126,085 shares, 137,892 shares and 129,987 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution up to $2,800 per employee, subject to certain limitations. The Company’s matching contributions were approximately $1.5 million for the year ended December 31, 2023, $1.2 million for 2022 and $0.7 million for 2021.
Employee Stock Purchase Plan
The outstanding options relate only to the Legacy HR Employee Stock Purchase Plan, which was terminated in November 2022. No new options will be issued under the Legacy HR Employee Stock Purchase Plan and existing options will expire in March 2024.
During the years ended December 31, 2022 and 2021, the Company recognized in general and administrative expenses approximately $0.4 million, and $0.4 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Legacy HR Employee Stock Purchase Plan.
Cash received from employees upon exercising options under the Legacy HR Employee Stock Purchase Plan was approximately $0.2 million for the year ended December 31, 2023, $0.4 million for the year ended December 31, 2022, and $0.8 million for the year ended December 31, 2021.
A summary of the Legacy HR Employee Stock Purchase Plan activity and related information for the three years ended December 31, 2023 is as follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2023	2022	2021
Options outstanding, beginning of year	340,976	348,514	341,647
Granted	—	255,960	253,200
Exercised	(8,627)	(20,246)	(30,281)
Forfeited	(43,737)	(102,619)	(71,630)
Expired	(132,999)	(140,633)	(144,422)
Options outstanding and exercisable, end of year	155,613	340,976	348,514

Weighted-average exercise price of
Options outstanding, beginning of year	$16.38	$25.38	$24.70
Options granted during the year	$—	$26.89	$25.16
Options exercised during the year	$15.07	$20.97	$25.03
Options forfeited during the year	$15.50	$21.88	$25.45
Options expired during the year	$16.43	$23.36	$24.17
Options outstanding, end of year	$12.98	$16.38	$25.38

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$—	$9.91	$9.05
Intrinsic value of options exercised during the year	$23	$75	$165
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$401	$985	$1,997
Exercise prices of options outstanding (calculated as of December 31)	$14.65	$16.38	$25.91
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.3	0.8	0.8
The fair values for these options were estimated at the date of grant using a Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected dividend yield was based on the expected dividends of the current year as a percentage of the average stock price of the prior year; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on historical volatility of the Company’s common stock; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2023	2022	2021
Risk-free interest rates	—%	0.73%	0.13%
Expected dividend yields	—%	3.97%	4.11%
Expected life (in years)	0	1.44	1.43
Expected volatility	—%	49.0%	48.2%
Expected forfeiture rates	—%	85%	85%
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The table below sets forth the computation of basic and diluted earnings per common share for the three years ended December 31, 2023.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2023	2022	2021
Weighted average common shares outstanding
Weighted average common shares outstanding	380,850,967	254,296,810	144,411,835
Non-vested shares	(1,923,096)	(1,940,607)	(1,774,669)
Weighted average common shares outstanding - basic	378,927,871	252,356,203	142,637,166

Weighted average common shares outstanding - basic	378,927,871	252,356,203	142,637,166
Dilutive effect of forward equity shares	—	—	—
Dilutive effect of OP Units	—	1,451,599	—
Dilutive effect of employee stock purchase plan	—	65,519	73,062
Weighted average common shares outstanding - diluted	378,927,871	253,873,321	142,710,228

Net (loss) income	$(282,083)	$40,693	$66,659
Net loss attributable to non-controlling interest	3,822	204	—
Net (loss) income attributable to common stockholders	$(278,261)	$40,897	$66,659
Income allocated to participating securities	(2,504)	(2,437)	(2,154)
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(851)	—	—
Net (loss) income applicable to common stockholders - basic	$(281,616)	$38,460	$64,505
Net income attributable to OP Units	—	81	—
Net income applicable to common stockholders - diluted	$(281,616)	$38,541	$64,505

Basic earnings per common share - net income	$(0.74)	$0.15	$0.45
Diluted earnings per common share - net income	$(0.74)	$0.15	$0.45

The effect of OP units convertible into shares totaling 4,023,679 shares and options to purchase 31,997 shares under the Company's Employee Stock Purchase Plan for the year ended December 31, 2023 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during the year.

15. Commitments and Contingencies
Re/development Activity
During the year ended December 31, 2023, the Company invested $69.1 million and $20.5 million toward active development and redevelopment of properties, respectively, and $22.6 million toward recently completed development and redevelopment projects.
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2023, the Company had commitments of approximately $222.4 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included 17 parcels as of December 31, 2023 and 20 parcels as of December 31, 2022. The Company’s investments in land held for development totaled approximately $59.9 million as of December 31, 2023 and $74.3 million as of December 31, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The current land held for development is located adjacent to certain of the Company's existing medical office buildings in Colorado, Connecticut, Florida, Georgia, Massachusetts, New York, Tennessee, Texas, and Washington.
Security Deposits and Letters of Credit
As of December 31, 2023, the Company held approximately $38.5 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
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
While Legacy HR was considered the accounting acquirer in the Merger for GAAP purposes, Legacy HR’s separate tax existence ceased with the Merger and Legacy HTA continues as the tax successor. On a tax basis, the Company’s gross real estate assets totaled approximately $12.6 billion and $13.0 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2021, gross real estate assets on a tax basis were $5.0 billion for Legacy HR and $8.2 billion for Legacy HTA, respectively.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions of the Company’s common stock for the three years ended December 31, 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
For the three years ended December 31, 2023, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
	PER SHARE	PER SHARE	PER SHARE
Tax Treatment of Dividends Pre-Merger Healthcare Trust of America
Ordinary income [1]	$—	$0.5862	$0.7920
Return of capital	—	4.0162	0.4930
Capital gain	—	1.2216	—
Common stock distributions	$—	$5.8240	$1.2850

Tax Treatment of Dividends Pre-Merger Healthcare Realty
Ordinary income [1]	$—	$0.2655	$0.7500
Return of capital	—	0.5555	0.3600
Capital gain	—	—	0.0964
Common stock distributions	$—	$0.8210	$1.2064

Tax Treatment of Dividends Post-Merger Healthcare Realty
Ordinary income [1]	$0.5482	$0.0422	$—
Return of capital	0.5031	0.2889	—
Capital gain	0.1887	0.0879	—
Common stock distributions	$1.2400	$0.4190	$—
1Reporting year ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Operations.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax.
State income tax expense and state income tax payments for the three years ended December 31, 2023 are detailed in the table below:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2023	2022	2021
State income tax expense
Texas gross margins tax	$1,206	$1,693	$564
Other	133	151	8
Total state income tax expense	$1,339	$1,844	$572
State income tax payments, net of refunds and collections	$1,324	$1,834	$560
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
The table below details the fair value and carrying values for our other financial instruments as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$4,994.9	$4,872.7	$5,351.8	$5,149.6
Real estate notes receivable [1]	$173.6	$172.5	$99.6	$99.6
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm, BDO USA, P.C., has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.

Nashville, Tennessee
February 16, 2024

Item 9B. Other Information
During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024, under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Todd J. Meredith	49	President and Chief Executive Officer
J. Christopher Douglas	48	Executive Vice President and Chief Financial Officer
John M. Bryant, Jr.	57	Executive Vice President and General Counsel
Robert E. Hull	51	Executive Vice President - Investments
Julie F. Wilson	52	Executive Vice President - Operations
Mr. Meredith was appointed President and Chief Executive Officer effective December 30, 2016. He served as the Company's Executive Vice President - Investments from February 2011 until December 30, 2016, and was responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. Prior to February 2011, he led the Company’s development activities as a Senior Vice President. Before joining the Company in 2001, Mr. Meredith worked in investment banking.
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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024, under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
Information with respect to the Company’s policy relating to stockholder recommendations of director candidates is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 21, 2024, under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024, under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference, except with respect to the disclosure under the heading "Executive Compensation - Pay Versus Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is BDO USA, P.C., Nashville, TN, PCAOB ID#243.
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2023 and December 31, 2022.
•Consolidated Statements of Operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
•Consolidated Statements of Equity and Redeemable Non-Controlling Interests for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
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

3.1	—	Fifth Articles of Amendment and Restatement of the Company, as amended.[2]
3.2	—	Fourth Amended and Restated Bylaws of the Company.[3]
3.3	—	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P., as amended.[4]
3.4	—	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[4]
4.1	—	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. [5]
4.2	—
Indenture, dated as of March 28, 2013, among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated) and U.S. Bank National Association, as trustee, including the form of 3.70% Senior Notes due 2023 and the guarantee thereof.[6]

4.3	—
2026 Notes Indenture, dated as of July 12, 2016 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.50% Senior Notes due 2026 and the guarantee thereof.[7]

4.4	—
2027 Notes Indenture, dated as of June 8, 2017 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.75% Senior Notes due 2027 and the guarantee thereof.[8]

4.5	—
2030 Notes Indenture, dated as of September 16, 2019 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.10% Senior Notes due 2030 and the guarantee thereof.[9]

4.6	—
2031 Notes Indenture, dated as of September 28, 2020 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 2.00% Senior Notes due 2031 and the guarantee thereof.[10]

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
Term Loan Agreement, dated as of May 13, 2022, among Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), the lenders named therein, and J.P. Morgan Chase Bank, N.A., as administrative agent for such lenders.[11]

10.2	—
Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 2022, by and among Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), the lenders named therein, and Wells Fargo Bank, National Association.[4]

10.3	—	Contribution and Assignment Agreement, dated as of July 20, 2022, by and between Healthcare Realty Trust Incorporated and Healthcare Realty Holdings, L.P.[4]
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, by and between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[12]
10.5	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.6	—	Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 18, 2022, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.7	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[15]
10.8	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]

10.9	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[12]
10.10	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.11	—	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.12	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[16]
10.13	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.14	—	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.15	—	Amended and Restated Employment Agreement, dated July 1, 2021, between Julie F. Wilson and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[17]
10.16	—	Executive Incentive Program, dated August 1, 2022.[18]
10.17	—	Form of LTIP Award Agreement (CEO Version).[19]
10.18	—	Form of LTIP Award Agreement (Executive Version).[19]
10.19	—	Form of LTIP Award Agreement (Director Version).[19]
10.20	—	Form of Indemnification Agreement for Directors.[20]
10.21	—	Form of Restricted Stock Award Certificate.[21]
10.22	—	The Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021.[22]
10.23	—	Form of LTIP Award Agreement.[23]
21	—	Subsidiaries of the Registrant. (filed herewith)
22		Subsidiary Issuers of Guaranteed Securities (filed herewith).
23	—	Consent of BDO USA, P.C., independent registered public accounting firm. (filed herewith)
31.1	—
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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
97	—	Healthcare Realty Policy for the Recovery of Erroneously Awarded Compensation. (filed herewith)
101.INS	—	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)
104	—	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
1Filed as an exhibit to Legacy HTA’s (File No. 001-35568) Form 8-K filed with the SEC on March 1, 2022 and hereby incorporated by reference.
2Filed as an exhibit to the Company's (File No. 001-35568) Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023 and hereby incorporated by reference.
3Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on April 29, 2020 and hereby incorporated by reference.
4Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on July 26, 2022 and hereby incorporated by reference.
5Filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 3, 2023, and hereby incorporated by reference.
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
10Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on September 28, 2020 and hereby incorporated by reference.
11Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on May 16, 2022 and hereby incorporated by reference.
12Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016 and hereby incorporated by reference.
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
18Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on August 5, 2022 and hereby incorporated by reference.
19Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on May 18, 2012 and hereby incorporated by reference.
20Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on December 22, 2010 and hereby incorporated by reference.
21Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017 and hereby incorporated by reference.
22Included as Appendix A to Legacy HTA's (File No. 001-35568) Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021 and hereby incorporated by reference.
23Filed as an exhibit to the Company's (File No. 001-35568) Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.4)
2.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.5)
3.Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 22, 2022, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.6)
4.Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.7)
5.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.8)
6.Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.9)
7.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.10)
8.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.11)
9.Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.12)
10.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.13)
11.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.14)
12.Amended and Restated Employment Agreement between Healthcare Realty Trust Incorporated (now known as HRTI, LLC) and Julie F. Wilson, dated July 1, 2021 (filed as Exhibit 10.15)
13.Executive Incentive Program, dated August 1, 2022 (filed as Exhibit 10.16)
14.Form of LTIP Award Agreement (CEO Version) (filed as Exhibit 10.17)
15.Form of LTIP Award Agreement (Executive Version) (filed as Exhibit 10.18)
16.Form of LTIP Award Agreement (Director Version) (filed as Exhibit 10.19)

17.Form of Restricted Stock Award Certificate (filed as Exhibit 10.21)
18.The Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (filed as Exhibit 10.22)
19.Form of LTIP Award Agreement (filed as Exhibit 10.23)

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
February 16, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd J. Meredith	President, Chief Executive Officer and Director	February 16, 2024
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 16, 2024
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 16, 2024
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ John V. Abbott	Director	February 16, 2024
John V. Abbott

/s/ Nancy H. Agee	Director	February 16, 2024
Nancy H. Agee

/s/ W. Bradley Blair, II	Director	February 16, 2024
W. Bradley Blair, II

/s/ Vicki U. Booth	Director	February 16, 2024
Vicki U. Booth

/s/ Edward H. Braman	Director	February 16, 2024
Edward H. Braman

/s/ Ajay Gupta	Director	February 16, 2024
Ajay Gupta

/s/ James J. Kilroy	Director	February 16, 2024
James J. Kilroy

/s/ Jay P. Leupp	Director	February 16, 2024
Jay P. Leupp

/s/ Peter F. Lyle	Director	February 16, 2024
Peter F. Lyle

/s/ Constance B. Moore	Director	February 16, 2024
Constance B. Moore

/s/ John Knox Singleton	Director	February 16, 2024
John Knox Singleton

/s/ Christann M. Vasquez	Director	February 16, 2024
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2023	Accounts receivable allowance	$3,954	$5,119	$—	$669	$8,404
2022	Accounts receivable allowance	$654	$3,306	$—	$6	$3,954
2021	Accounts receivable allowance	$604	$72	$—	$22	$654

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	PERSONAL PROPERTY	2, 3, 5 TOTAL PROPERTY	1, 3 ACCUMULATED DEPRECIATION	4 ENCUMBRANCES	5 DATE ACQUIRED	DATE CONST.
Dallas, TX	43	$72,772	$17,396	$90,168	$925,170	$147,779	$1,072,949	$550	$1,163,667	$221,375	$—	2003-2022	1974-2021
Houston, TX	31	63,942	13,018	76,960	642,626	32,557	675,183	57	752,200	97,793	—	2007-2022	1974-2018
Seattle, WA	29	59,412	4,883	64,295	551,328	90,031	641,359	715	706,369	186,903	—	2008-2022	1977-2018
Denver, CO	33	62,172	14,526	76,698	488,764	56,499	545,263	610	622,571	94,906	—	2007-2022	1942-2022
Charlotte, NC	32	28,119	7,345	35,464	451,251	39,182	490,433	110	526,007	116,578	—	2008-2020	1961-2018
Phoenix, AZ	35	12,205	8,057	20,262	447,753	26,436	474,189	425	494,876	59,449	—	2007-2017	1971-2008
Atlanta, GA	27	40,227	8,868	49,095	429,729	15,587	445,316	100	494,511	79,569	5,572	2007-2022	1974-2014
Boston, MA	17	117,857	9,590	127,447	336,670	4,255	340,925	14	468,386	37,569	—	2012-2016	1860-2011
Raleigh, NC	28	44,530	12,090	56,620	393,245	15,098	408,343	9	464,972	38,879	—	2010-2022	1977-2020
Nashville, TN	13	40,673	2,674	43,347	309,400	97,997	407,397	7,427	458,171	115,979	7,841	2004-2022	1976-2022
Los Angeles, CA	20	68,225	3,861	72,086	305,221	71,590	376,811	453	449,350	145,875	28,870	1994-2022	1964-2008
Miami, FL	19	47,092	6,902	53,994	325,814	35,543	361,357	178	415,529	74,470	—	1994-2021	1954-2021
Tampa, FL	19	23,491	7,631	31,122	363,588	15,729	379,317	33	410,472	36,726	—	1994-2023	1975-2015
Indianapolis, IN	36	45,914	8,985	54,899	308,044	10,542	318,586	13	373,498	42,273	—	2007-2019	1988-2013
Austin, TX	13	22,178	4,885	27,063	261,585	31,211	292,796	142	320,001	55,891	—	2007-2022	1972-2015
New York, NY	14	58,719	5,683	64,402	192,029	4,705	196,734	—	261,136	15,887	—	2014-2019	1920-2014
Chicago, IL	6	11,250	2,554	13,804	212,170	17,314	229,484	81	243,369	39,671	—	2004-2019	1970-2017
Memphis, TN	11	12,253	1,648	13,901	118,427	75,725	194,152	322	208,375	71,813	—	1999-2020	1982-2014
Honolulu, HI	6	8,314	1,213	9,527	147,422	47,669	195,091	169	204,787	61,575	—	2003-2014	1975-2010
Hartford, CT	30	24,167	5,214	29,381	159,178	1,383	160,561	—	189,942	15,883	—	2016-2019	1955-2017
Other (49 markets)	194	272,785	61,795	334,580	3,308,020	211,205	3,519,225	1,310	3,855,115	618,702	28,251	1993-2023
Total real estate	656	1,136,297	208,818	1,345,115	10,677,434	1,048,037	11,725,471	12,718	13,083,304	2,227,766	70,534
Land held for develop.	—	59,871	—	59,871	—	—	—	—	59,871		—
Construction in Progress	—	—	—	—	60,727	—	60,727	—	60,727	—	—
Financing lease right-of-use assets	—	—	—	—	—	—	—	—	82,209	—	—
Investment in financing receivables, net	—	—	—	—	—	—	—	—	122,602	—	—
Total properties	656	1,196,168	$208,818	$1,404,986	$10,738,161	$1,048,037	$11,786,198	$12,718	$13,408,713	$2,227,766	$70,534
1Includes one asset held for sale as of December 31, 2023 with gross real estate investments of approximately $9.6 million.
2Total properties as of December 31, 2023 have an estimated aggregate total cost of $12.6 billion for federal income tax purposes.
3Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 49.0 years, lease intangibles over 1.0 to 99.0 years, personal property over 3.0 to 20.0 years, and land improvements over 2.0 to 39.0 years.
4Includes unamortized premium of $0.3 million and unaccreted discount of $0.2 million and debt issuance costs of $0.3 million as of December 31, 2023.
5Includes merger of Healthcare Trust of America, Inc. buildings, acquired in 2022.
6Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2023, 2022 and 2021 follows:

	YEAR ENDED DEC. 31, 2023		YEAR ENDED DEC. 31, 2022		YEAR ENDED DEC. 31, 2021
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning balance	$14,076,475	$1,645,271	$5,104,942	$1,338,743	$4,670,226	$1,249,679
Additions during the period
Real estate acquired	54,024	2,322	9,780,070	241,285	374,912	7,668
Other improvements	28,521	668,069	219,783	205,703	103,035	191,875
Land held for development		—	49,416	—	2,021	—
Construction in progress	49,901	—	31,586	—	3,974	—
Investment in financing receivable, net	2,366	—	(66,509)	—	186,745	—
Financing lease right-of-use assets, net	(1,616)	—	52,249	—	11,909	—
Corporate Properties	—	—	3,640	236	—	—
Retirement/dispositions
Real estate	(800,958)	(87,896)	(1,098,702)	(140,696)	(247,880)	(110,479)
Ending balance	$13,408,713	$2,227,766	$14,076,475	$1,645,271	$5,104,942	$1,338,743

Schedule IV – Mortgage Loans on Real Estate Assets as of December 31, 2023

Dollars in thousands		Final Maturity Date	Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage loan on real estate located in:
Texas	7.00%	7/1/2024	(1)	$—	$31,150	$31,150	$—
North Carolina	8.00%	12/22/2024	(2)	—	6,000	5,796
Florida	6.00%	2/27/2026	(3)	—	32,156	32,112	—
California	6.00%	3/29/2026	(4)	—	45,000	45,000	—
Florida	9.00%	12/28/2026	(5)	—	7,700	7,700	—
Mezzanine loans on real estate located in:
Texas	8.00%	6/24/2024	(6)	—	54,119	45,856	54,119
Arizona	9.00%	12/20/2026	(4)	—	6,000	6,000	—
Total real estate notes receivable				$—	$182,125	$173,614	$54,119

1 Twelve-month prefunded interest reserve, with principal sum and interest on unpaid principal due on the maturity date.
2 Capitalized interest through maturity, with outstanding principal and accrued interest due on the maturity date.
3 Construction loan up to $65 million with periodic disbursements. Interest only payments due with principal and any unpaid interest due on the maturity date.
4 Interest only payments due with principal and any unpaid interest due on the maturity date.
5 Monthly installment payments of principal and interest in the amount of $152,069.
6 Interest only payments due with principal and any unpaid interest due on the maturity date. Loan on non-accrual status as of December 31, 2023.
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Balance as of the beginning of the year	$99,643	$—	$—
Additions:
Fair value real estate notes assumed	—	74,819	—
New real estate notes	58,700	23,325	—
Draws on existing real estate notes	19,103
Capitalized interest	—	1,499	—
Accretion of fees and other items	1,364	—	—
Deductions:
Collection of real estate loans	—	—	—
Deferred fees and other items	—	—	—
Allowance for credit loss	$(5,196)
Balance as of the end of the year	$173,614	$99,643	$—

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.