Form 10-Q
period 2024-03-31
Healthcare Realty Trust Inc
filed 2024-05-07
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of May 3, 2024, the Registrant had 378,544,088 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2024	DECEMBER 31, 2023
Real estate properties
Land	$1,342,895	$1,343,265
Buildings and improvements	10,902,835	10,881,373
Lease intangibles	816,303	836,302
Personal property	12,720	12,718
Investment in financing receivable, net	122,001	122,602
Financing lease right-of-use assets	81,805	82,209
Construction in progress	70,651	60,727
Land held for development	59,871	59,871
Total real estate properties	13,409,081	13,399,067
Less accumulated depreciation and amortization	(2,374,047)	(2,226,853)
Total real estate properties, net	11,035,034	11,172,214
Cash and cash equivalents	26,172	25,699
Assets held for sale, net	30,968	8,834
Operating lease right-of-use assets	273,949	275,975
Investments in unconsolidated joint ventures	309,754	311,511
Goodwill	—	250,530
Other assets, net	605,047	592,368
Total assets	$12,280,924	$12,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$5,108,279	$4,994,859
Accounts payable and accrued liabilities	163,172	211,994
Liabilities of assets held for sale	700	295
Operating lease liabilities	229,223	229,714
Financing lease liabilities	74,769	74,503
Other liabilities	197,763	202,984
Total liabilities	5,773,906	5,714,349
Commitments and contingencies
Redeemable non-controlling interests	3,880	3,868
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 381,502 and 380,964 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,815	3,810
Additional paid-in capital	9,609,530	9,602,592
Accumulated other comprehensive income (loss)	4,791	(10,741)
Cumulative net income attributable to common stockholders	717,958	1,028,794
Cumulative dividends	(3,920,199)	(3,801,793)
Total stockholders' equity	6,415,895	6,822,662
Non-controlling interest	87,243	96,252
Total equity	6,503,138	6,918,914
Total liabilities and equity	$12,280,924	$12,637,131
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2024	2023
Revenues
Rental income	$318,076	$324,093
Interest income	4,538	4,214
Other operating	4,191	4,618
	326,805	332,925
Expenses
Property operating	121,078	122,040
General and administrative	14,787	14,935
Transaction costs	395	287
Merger-related costs	—	4,855
Depreciation and amortization	178,119	184,479
	314,379	326,596
Other income (expense)
Gain on sales of real estate properties	22	1,007
Interest expense	(61,054)	(63,759)
Impairment of real estate properties and credit loss reserves	(15,937)	(31,422)
Impairment of goodwill	(250,530)	—
Equity loss from unconsolidated joint ventures	(422)	(780)
Interest and other income, net	275	547
	(327,646)	(94,407)
Net loss	$(315,220)	$(88,078)
Net loss attributable to non-controlling interests	4,384	953
Net loss attributable to common stockholders	$(310,836)	$(87,125)

Basic earnings per common share	$(0.82)	$(0.23)
Diluted earnings per common share	$(0.82)	$(0.23)

Weighted average common shares outstanding - basic	379,455	378,840
Weighted average common shares outstanding - diluted	379,455	378,840

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2024 and 2023
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2024	2023
Net loss	$(315,220)	$(88,078)
Other comprehensive income
Interest rate derivatives
Reclassification adjustments for gains included in interest expense	(3,865)	(2,284)
Gains (losses) arising during the period on interest rate swaps	19,611	(8,541)
	15,746	(10,825)
Comprehensive loss	(299,474)	(98,903)
Less: comprehensive loss attributable to non-controlling interests	4,170	1,084
Comprehensive loss attributable to common stockholders	$(295,304)	$(97,819)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended March 31, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2023	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
Issuance of common stock, net of issuance costs	—	104	—	—	—	104	—	104	—
Common stock redemptions	—	(135)	—	—	—	(135)	—	(135)	—
Conversion of OP Units to common stock	2	3,410	—	—	—	3,412	(3,412)	—	—
Share-based compensation	3	3,559	—	—	—	3,562	—	3,562	—
Net loss	—	—	—	(310,836)	—	(310,836)	(4,384)	(315,220)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,813)	—	—	(3,813)	(52)	(3,865)	—
Gains arising during the period on interest rate swaps	—	—	19,345	—	—	19,345	266	19,611	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(1)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,406)	(118,406)	(1,427)	(119,833)	—
Balance at March 31, 2024	$3,815	$9,609,530	$4,791	$717,958	$(3,920,199)	$6,415,895	$87,243	$6,503,138	$3,880

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818	$2,014
Issuance of common stock, net of issuance costs	—	51	—	—	—	51	—	51	—
Common stock redemptions	(1)	(1,483)	—	—	—	(1,484)	—	(1,484)	—
Share-based compensation	3	4,989	—	—	—	4,992	—	4,992	—
Net loss	—	—	—	(87,125)	—	(87,125)	(953)	(88,078)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(2,256)	—	—	(2,256)	(28)	(2,284)	—
Losses arising during the period on interest rate swaps	—	—	(8,438)	—	—	(8,438)	(103)	(8,541)	—
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(14)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,188)	(118,188)	(1,447)	(119,635)	—
Balance at March 31, 2023	$3,808	$9,591,194	$(8,554)	$1,219,930	$(3,447,750)	$7,358,628	$106,211	$7,464,839	$2,000

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	THREE MONTHS ENDED March 31,
	2024	2023
Net loss	$(315,220)	$(88,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178,119	184,479
Other amortization	11,829	11,104
Share-based compensation	3,562	4,992
Amortization of straight-line rent receivable (lessor)	(8,568)	(9,783)
Amortization of straight-line rent on operating leases (lessee)	935	1,537
Gain on sales of real estate properties	(22)	(1,007)
Impairment of real estate properties and credit loss reserves	15,937	31,422
Impairment of goodwill	250,530	—
Equity loss from unconsolidated joint ventures	422	780
Distributions from unconsolidated joint ventures	1,335	2,542
Non-cash interest from financing and notes receivable	(242)	(1,385)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(14,989)	(8,360)
Accounts payable and accrued liabilities	(52,163)	(66,954)
Other liabilities	4,687	7,901
Net cash provided by operating activities	76,152	69,190

INVESTING ACTIVITIES
Acquisitions of real estate	—	(30,725)
Development of real estate	(8,383)	(6,707)
Additional long-lived assets	(50,388)	(60,159)
Funding of mortgages and notes receivable	(1,052)	(6,230)
Investments in unconsolidated joint ventures	—	(3,824)
Investment in financing receivable	746	(302)
Contributions from redeemable non-controlling interests	13	—
Proceeds from sales of real estate properties and additional long-lived assets	226	149,171
Proceeds from notes receivable repayments	277	336
Net cash (used in) provided by investing activities	(58,561)	41,560

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	120,000	—
Repayments of notes and bonds payable	(17,326)	(667)
Dividends paid	(118,269)	(118,052)
Net proceeds from issuance of common stock	104	51
Common stock redemptions	(318)	(1,729)
Distributions to non-controlling interest holders	(1,199)	(1,272)
Payments made on finance leases	(110)	(101)
Net cash used in financing activities	(17,118)	(121,770)

Increase (decrease) in cash and cash equivalents	473	(11,020)
Cash and cash equivalents at beginning of period	25,699	60,961
Cash and cash equivalents at end of period	$26,172	$49,941

Supplemental Cash Flow Information
Interest paid	$73,518	$75,082
Mortgage note receivables taken in connection with sale of real estate	$—	$45,000
Invoices accrued for construction, tenant improvements and other capitalized costs	$35,777	$28,138
Capitalized interest	$942	$570
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated ("Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2024, the Company had gross investments of approximately $13.4 billion in 654 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. The Company's real estate properties are located in 35 states and total approximately 38.4 million square feet. The Company provided leasing and property management services to 92% of its portfolio nationwide as of March 31, 2024.
On July 20, 2022, pursuant to that certain Agreement and Plan of Merger dated as of February 28, 2022, by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). The combined company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange under the ticker symbol “HR”.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the OP, the day-to-day management of which is exclusively controlled by the Company. As of March 31, 2024, the Company owned 98.6% of the issued and outstanding units of the OP, with other investors owning the remaining 1.4% of outstanding units.
In addition, as of March 31, 2024, the Company had a weighted average ownership interest of approximately 43% in 33 real estate properties held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
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
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2024 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
The Company may change its original assessment of a VIE upon subsequent events, such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk, the disposition of all or a portion of an interest held by the primary beneficiary, or changes in facts and circumstances that impact the power to direct activities of the VIE that most significantly impacts economic performance. The Company performs this analysis on an ongoing basis.
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
The OP is 98.6% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2024, there were approximately 5.2 million OP Units, or 1.4% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of March 31, 2024, the Company had four consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	MARCH 31, 2024
Assets:
Net real estate investments	$92,028
Cash and cash equivalents	2,548
Receivables and other assets	2,687
Total assets	$97,263
Liabilities:
Accrued expenses and other liabilities	$5,681
Total equity	91,582
Total liabilities and equity	$97,263
As of March 31, 2024, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economic interests to direct the activities of the VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$31,150	$31,150
2021	Charlotte, NC [1]	Note receivable	5,848	6,000
2022	Texas [2]	Joint venture	60,476	60,476
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.
As of March 31, 2024, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of March 31, 2024, the Company had redeemable non-controlling interests of $3.9 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three months ended March 31, 2024, the Company recognized real estate impairments totaling $15.9 million as a result of planned disposition activity.
As of March 31, 2024, three properties totaling $2.9 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included brokerage estimates and unexecuted purchase and sale agreements, less estimated closing costs.
Goodwill Impairment
During the first quarter of 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, a goodwill evaluation was performed. The Company's current operations are carried out through a single reporting unit with a carrying value of approximately $12.0 billion. The Company determined that the carrying value exceeded estimated fair value and therefore an impairment of goodwill was recorded. The Company recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the Condensed Consolidated Statements of Operations.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of MARCH 31, 2024
May 2021	Poway, CA	5.73%	$114,643
November 2021	Columbus, OH	6.48%	7,358
			$122,001

Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of March 31, 2024, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $174.4 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of MAR 31, 2024	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of MAR 31, 2024
Mezzanine loans
Texas	6/24/2021	6/24/2024	8.00%	$54,119	$54,119	$(5,196)	$(3,067)	$45,856
Arizona	12/21/2023	12/20/2026	9.00%	6,000	6,000	—	—	6,000
				60,119	60,119	(5,196)	(3,067)	51,856
Mortgage loans
Texas	6/30/2021	7/01/2024	7.00%	31,150	31,150	—	—	31,150
North Carolina	12/22/2021	12/22/2024	8.00%	6,000	6,000	—	(152)	5,848
Florida	5/17/2022	2/27/2026	6.00%	65,000	33,209	—	(39)	33,170
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	—	—	45,000
Florida	12/28/2023	12/28/2026	9.00%	7,700	7,423	—	—	7,423
				154,850	122,782	—	(191)	122,591

				$214,969	$182,901	$(5,196)	$(3,258)	$174,447
Allowance for Credit Losses
Pursuant to ASC Topic 326, Financial Instruments - Credit Losses, the Company adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under ASC Topic 326. The Company utilizes a probability of default method approach for estimating current expected credit losses and evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers industry and economic conditions, credit enhancements, liquidity, and other factors. The determination of the credit allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. The Company evaluates the collectability of loan receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent, and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans identified as having deteriorated credit quality, the amount of credit loss is determined on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual status are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, the loan may return to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.
During the first quarter of 2023, the Company determined that the risk of credit loss on a few of its mezzanine loans were no longer remote and recorded a credit loss reserve of $5.2 million. During the three months ended March 31, 2024, the Company determined that no additional credit loss reserve was needed for its real estate notes receivable.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	THREE MONTHS ENDED MARCH 31, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Allowance for credit losses, beginning of period	$5,196	$—
Credit loss reserves	—	5,196
Allowance for credit losses, end of period	$5,196	$5,196
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.1 million for each of the three months ended March 31, 2024 and 2023, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.
Income from Real Estate Notes Receivable
During the three months ended March 31, 2024 and 2023, the Company recognized interest income of $2.4 million and $2.1 million, respectively, related to real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. In 2023, the Company placed two of its real estate notes receivable with principal balances, net of credit loss, of $48.9 million on non-accrual status and accordingly did not recognize any interest income for the three months ended March 31, 2024.
Revenue from Contracts with Customers (ASC Topic 606)
The Company recognizes certain revenue under the core principle of ASC Topic 606. This topic requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of ASC Topic 606. To achieve the core principle, the Company applies the five-step model specified in the guidance.
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2024	2023
Type of Revenue
Parking income	$2,545	$2,391
Management fee income/other [1]	1,646	2,227
	$4,191	$4,618
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iii) a requirement that an entity that has a single reportable segment provide all the disclosures required by the amendments in this update.
The update is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. At this time, the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and compliance of these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ending December 31, 2024.

Note 2. Real Estate Investments
2024 Acquisition Activity
The Company had no real estate acquisition activity for the three months ended March 31, 2024.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three months ended March 31, 2024 and 2023 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2024	2023

Investments in unconsolidated joint ventures, beginning of period	$311,511	$327,248
New investment during the period [1]	—	3,824
Equity loss recognized during the period	(422)	(780)
Owner distributions	(1,335)	(2,546)
Investments in unconsolidated joint ventures, end of period	$309,754	$327,746
1In 2023, this was an additional investment in an existing joint venture in which the Company retained a 40% ownership interest. The investment consisted of the Company's sale of a property in Dallas, Texas to the joint venture.
2024 Real Estate Asset Dispositions
The Company had no real estate dispositions for the three months ended March 31, 2024.
Subsequent to March 31, 2024, the Company disposed of two medical outpatient buildings totaling 39,000 square feet for an aggregate of $5.8 million. The two properties were classified as held for sale as of March 31, 2024.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Assets Held for Sale
The table below reflects the assets and liabilities classified as held for sale as of March 31, 2024 and December 31, 2023:

Dollars in thousands	March 31, 2024	December 31, 2023
Balance Sheet data:
Land	$2,023	$1,850
Building and improvements	12,440	6,779
Lease intangibles	2,001	1,017
	16,464	9,646
Accumulated depreciation	(2,050)	(913)
Real estate assets held for sale, net [1]	14,414	8,733
Cash and cash equivalents	260	—
Operating lease right-of-use assets	193	—
Other assets, net	16,101	101
Assets held for sale, net	$30,968	$8,834

Accounts payable and accrued liabilities	$135	$23
Operating lease liabilities	211	—
Other liabilities	354	272
Liabilities of assets held for sale	$700	$295
1 Net real estate assets held for sale includes the impact of $1.5 million of impairment charges for the three months ended March 31, 2024.
Note 3. Leases
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three months ended March 31, 2024 was $318.1 million. Lease income for the Company's operating leases recognized for the three months ended March 31, 2023 was $324.1 million.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sale-type lease, as of March 31, 2024 were as follows:

Dollars in thousands	OPERATING
2024	$680,129
2025	831,775
2026	734,080
2027	611,277
2028	497,470
2029 and thereafter	1,665,663
$5,020,394

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Lessee Accounting
As of March 31, 2024, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2024, the Company had 231 properties totaling 16.9 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 75 prepaid ground leases as of March 31, 2024. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million of the Company’s rental expense for the three months ended March 31, 2024 and March 31, 2023.
The Company’s future lease payments (primarily for its 156 non-prepaid ground leases) as of March 31, 2024 were as follows:

Dollars in thousands	OPERATING	FINANCING
2024	$8,760	$1,523
2025	12,415	2,218
2026	12,503	2,255
2027	12,689	2,294
2028	12,809	2,326
2029 and thereafter	698,464	394,072
Total undiscounted lease payments	757,640	404,688
Discount	(528,417)	(329,919)
Lease liabilities	$229,223	$74,769
The following table provides details of the Company's total lease expense for the three months ended March 31, 2024 and 2023:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2024	2023
Operating lease cost
Operating lease expense	$4,465	$5,107
Variable lease expense	1,228	2,136

Finance lease cost
Amortization of right-of-use assets	387	388
Interest on lease liabilities	937	918
Total lease expense	$7,017	$8,549

Other information
Operating cash flows outflows related to operating leases	$4,040	$5,960
Operating cash flows outflows related to financing leases	$563	$553
Financing cash flows outflows related to financing leases	$110	$101

Weighted-average years remaining lease term (excluding renewal options) - operating leases	45.8	47.4
Weighted-average years remaining lease term (excluding renewal options) - finance leases	57.7	58.7
Weighted-average discount rate - operating leases	5.7%	5.8%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of March 31, 2024 and December 31, 2023.

	MATURITY DATES	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 3/31/2024
Dollars in thousands		3/31/2024	12/31/2023
$1.5 billion Unsecured Credit Facility	10/25	$120,000	$—	6.27%
$200 million Unsecured Term Loan [2]	5/24	199,961	199,903	6.36%
$350 million Unsecured Term Loan	7/24	349,885	349,798	6.36%
$300 million Unsecured Term Loan	10/25	299,964	299,958	6.36%
$150 million Unsecured Term Loan	6/26	149,679	149,643	6.36%
$200 million Unsecured Term Loan	7/27	199,536	199,502	6.36%
$300 million Unsecured Term Loan	1/28	298,393	298,288	6.36%
Senior Notes due 2025	5/25	249,579	249,484	4.12%
Senior Notes due 2026	8/26	580,933	579,017	4.94%
Senior Notes due 2027	7/27	484,802	483,727	4.76%
Senior Notes due 2028	1/28	297,577	297,429	3.85%
Senior Notes due 2030	2/30	578,038	575,443	5.30%
Senior Notes due 2030	3/30	296,881	296,780	2.72%
Senior Notes due 2031	3/31	295,958	295,832	2.25%
Senior Notes due 2031	3/31	653,864	649,521	5.13%
Mortgage notes payable	9/24-12/26	53,229	70,534	3.57%-6.88%
		$5,108,279	$4,994,859
.
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2In April 2024, the Company exercised its option to extend the maturity date for one year to May 2025 for a fee of approximately $0.3 million.

Changes in Mortgage Notes Payable
On January 6, 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.77% per annum with an outstanding principal balance of $11.3 million. The mortgage note encumbered a 63,012 square foot property in California.

On February 1, 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.12% per annum with an outstanding principal balance of $5.6 million. The mortgage note encumbered a 40,324 square foot property in Georgia.
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
As of March 31, 2024, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2024.

	BALANCE AT MARCH 31, 2024
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$(2,973)
Interest rate swaps	Other assets	$10,603
Total derivatives designated as hedging instruments		$7,630

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2024 and 2023 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2024	2023		2024	2023
Interest rate swaps	$(19,611)	$8,541	Interest expense	$(4,014)	$(2,433)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(19,611)	$8,541	Total interest expense	$(3,865)	$(2,284)
The Company estimates that an additional $10.5 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that an additional $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of March 31, 2024, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.6 million. As of March 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement.

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
Development and Redevelopment Activity
For the three months ended March 31, 2024, the Company invested $7.7 million and $2.8 million toward active development and redevelopment of properties, respectively, and $11.1 million toward recently completed development and redevelopment projects.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2024 and the twelve months ended December 31, 2023:

	THREE MONTHS ENDED MARCH 31, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Balance, beginning of period	380,964,433	380,589,894
Issuance of common stock	8,623	8,627
Conversion of OP unit to Common stock	194,767	190,544
Non-vested share-based awards, net of withheld shares and forfeitures	333,679	175,368
Balance, end of period	381,501,502	380,964,433
Common Stock Dividends
During the three months ended March 31, 2024, the Company declared and paid common stock dividends totaling $0.31 per share. On April 30, 2024, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on May 23, 2024 to stockholders of record on May 13, 2024.
Authorization to Repurchase Common Stock
On May 31, 2023, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. In April 2024, the Company repurchased 2,966,764 shares of its common stock at a weighted average price of $14.07 for a total of $41.7 million under this authorization.
On April 30, 2024, the Company's Board of directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2024	2023
Weighted average common shares outstanding
Weighted average common shares outstanding	381,335,208	380,796,773
Non-vested shares	(1,880,401)	(1,956,353)
Weighted average common shares outstanding - basic	379,454,807	378,840,420

Weighted average common shares outstanding - basic	379,454,807	378,840,420
Dilutive effect of forward equity shares	—	—
Dilutive effect of OP Units	—	—
Dilutive effect of employee stock purchase plan	—	—
Weighted average common shares outstanding - diluted	379,454,807	378,840,420

Net loss	$(315,220)	$(88,078)
Income allocated to participating securities	(693)	(625)
Loss attributable to non-controlling interest	4,384	953
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(1,341)	(16)
Net loss applicable to common stockholders - basic	$(312,870)	$(87,766)

Basic earnings per common share - net loss	$(0.82)	$(0.23)
Diluted earnings per common share - net loss	$(0.82)	$(0.23)
The effect of OP Units redeemable for 3,681,225 shares and options under the Company's Employee Stock Purchase Plan (the "ESPP") to purchase 23,140 shares of the Company's common stock for the three months ended March 31, 2024 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.
Stock Incentive Plan
The Company's stock incentive plan ("Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the three months ended March 31, 2024, the Company made the following equity awards:
•Restricted Stock
During the first quarter of 2024, the Company granted non-vested stock awards to its named executive officers and other members of senior management and employees with an aggregate grant date fair value of $5.6 million, which consisted of an aggregate of 361,712 non-vested shares with vesting periods ranging from three to eight years.
•Restricted Stock Units ("RSUs")
On February 13, 2024, the Company granted an aggregate of 208,055 RSUs to members of senior management, with an aggregate grant date fair value of $3.5 million and a five-year vesting period.
Approximately 36% of the RSUs vest based on relative total shareholder return ("TSR") and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

average grant date fair value of $19.10 for the relative TSR component for the February 2024 grant using the following assumptions:

THREE MONTHS ENDED MARCH 31,
Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.44%
Stock price (per share)	$15.22
The remaining 64% of the RSUs vest based upon certain operating performance conditions. With respect to the operating performance conditions of the February 13, 2024 grant, the grant date fair value was $15.22 based on the Company's share price on the date of grant.
•LTIP Series C Units
On February 13, 2024, the Company granted an aggregate of 906,044 LTIP Series C units ("LTIP-C units) in the OP with three-year forward-looking performance targets, a five-year vesting period and an aggregate grant date fair value of $7.5 million.
Approximately 36% of the LTIP-C units vest based on relative TSR and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $9.62 for the relative TSR component for the February 2024 grant using the following assumptions:

THREE MONTHS ENDED MARCH 31,
Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.44%
Stock price (per share)	$15.22
The remaining 64% of the LTIP-C units vest based upon certain operating performance conditions. With respect to the operating performance conditions of the February 13, 2024 grant, the grant date fair value was $15.22 based on the Company's share price on the date of grant. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
The following table represents the summary of non-vested share-based awards under the Incentive Plans for the three months ended March 31, 2024 and 2023:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Share-based awards, beginning of period	2,615,562	2,090,060
Granted [1]	1,475,811	1,075,261
Vested	(28,414)	(113,766)
Forfeited	(19,805)	(26,063)
Share-based awards, end of period	4,043,154	3,025,492
1.LTIP-C units are issued at the maximum possible value of the award and are reflected as such in this table until the performance period has been satisfied and the exact number of awards are determinable.
During the three months ended March 31, 2024 and 2023, the Company withheld 8,228 and 38,632 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table represents expected amortization of the Company's non-vested shares issued as of March 31, 2024:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2024	$11.5
2025	13.3
2026	10.6
2027	5.7
2028 and thereafter	2.8
Total	$43.9
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value (level 1 inputs) due to the short-term maturity of these investments.
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
•Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models, level 2 inputs, which consider forward yield curves and discount rates. See Note 5 for additional information.
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$5,108.3	$4,931.9	$4,994.9	$4,872.7
Real estate notes receivable [1]	$174.4	$172.8	$173.6	$172.5
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2023, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Unless stated otherwise or the context otherwise requires, references to "Healthcare Realty Trust" are to Legacy HTA after giving effect to the Merger and references to the "Company," "we," "us," and "our" are to Healthcare Realty Trust and, unless the context requires otherwise, its consolidated subsidiaries, including the OP.

Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the Company's current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Such risks and uncertainties include, among other things, the following: the Company’s expected results may not be achieved; failure to realize the expected benefits of the Merger; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company; the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline; pandemics or other health crises, such as COVID-19; increases in interest rates; the availability and cost of capital at expected rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to release space at similar rates as vacancies occur; the Company's ability to renew expiring leases; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; the Company may be required under purchase options to sell properties and may not be able to reinvest the proceeds from such sales at rates of return equal to the return received on the properties sold; uninsured or underinsured losses related to casualty or liability; the incurrence of impairment charges on its real estate properties or other assets; other legal and operational matters; and other risks and uncertainties affecting the Company, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, other risks and uncertainties of which the Company is not currently aware may also affect the Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Company on its website or otherwise. The Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.
For a detailed discussion of the Company’s risk factors, please refer to the Company's filings with the SEC, including this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of March 31, 2024, the Company had $1.4 billion available to be drawn on its unsecured credit facility ("Unsecured Credit Facility") and available cash.
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
Dividends paid by the Company for the three months ended March 31, 2024 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends, primarily as a result of the timing of interest payments. The Company expects that cash flows from property operations will generate sufficient cash flows such that dividends for the full year 2024 can be funded by cash flows from operations or other sources of liquidity described above.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2024 were approximately $58.6 million. Below is a summary of the investing activities.
Acquisitions
The Company had no acquisitions for the three months ended March 31, 2024.
Dispositions
The Company had no real estate dispositions during the three months ended March 31, 2024.
Subsequent to March 31, 2024, the Company disposed of two medical outpatient buildings totaling 39,000 square feet for $5.8 million. The two properties were held for sale as of March 31, 2024.
Capital Expenditures
During the three months ended March 31, 2024, the Company incurred capital expenditures totaling $58.6 million for the following:
•$10.5 million toward active development and redevelopment of properties;
•$11.1 million toward completed development and redevelopment of properties;
•$11.8 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$19.9 million toward second generation tenant improvements; and
•$5.3 million toward capital expenditures.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2024 were approximately $17.1 million. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Debt Activity
As of March 31, 2024, the Company had outstanding interest rate derivatives totaling $1.1 billion to hedge one-month Term SOFR. The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%

Changes in Mortgage Notes Payable
During the first quarter of 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.77% per annum with an outstanding principal balance of $11.3 million. The mortgage note encumbered a 63,012 square foot property in California. Additionally, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.12% per annum with an outstanding principal balance of $5.6 million. The mortgage note encumbered a 40,324 square foot property in Georgia.
Supplemental Guarantor Information
The OP has issued unsecured notes described in Note 4 to the Company's Condensed Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.6% owned by the Company. Effective January 4, 2021, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent.
Accordingly, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for the OP because the assets, liabilities, and results of operations of the OP are not materially different than the corresponding amounts in the Company's consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Operating Activities
Cash flows provided by operating activities increased from $69.2 million for the three months ended March 31, 2023 to $76.2 million for the three months ended March 31, 2024. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold which would adversely affect the Company's results of operations and cash flows.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, below are some of the factors and trends that management believes may impact future operations of the Company.
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
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 1,146 leases totaling 3.5 million square feet that will expire during the remainder of 2024. Approximately 75% of the leases expiring during the remainder of 2024 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first three months of the year was within this range.

Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2024, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 28% having modified gross lease structures and approximately 64% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2024 [1]
Current [2]	6	$110,891
2025	5	93,860
2026	6	181,744
2027	4	110,574
2028	5	134,893
2029	3	81,846
2030	—	—
2031	4	106,016
2032	2	23,415
2033	—	—
2034 and thereafter [3]	9	319,710
Total	44	$1,162,949
1Includes three properties totaling $45.4 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 14.1 years.
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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2024 and 2023.

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2024	2023
Net loss attributable to common stockholders	$(310,836)	$(87,125)
Net loss attributable to common stockholders per diluted share [1]	$(0.82)	$(0.23)

Gain on sales of real estate properties	(22)	(1,007)
Impairment of real estate properties	15,937	26,227
Real estate depreciation and amortization	181,161	186,109
Non-controlling loss from operating partnership units	(4,278)	(1,067)
Proportionate share of unconsolidated joint ventures	4,568	4,841
FFO adjustments	$197,366	$215,103
FFO adjustments per common share - diluted	$0.51	$0.56

FFO attributable to common stockholders	$(113,470)	$127,978
FFO attributable to common stockholders per common share - diluted [2]	$(0.30)	$0.33

Transaction costs	395	287
Merger-related costs [3]	—	4,855
Merger-related fair value of debt instruments	10,105	10,864
Lease intangible amortization	175	146
Allowance for credit losses [4]	—	8,599
Impairment of goodwill	250,530	—
Unconsolidated JV normalizing items [5]	87	117
Normalized FFO adjustments	$261,292	$24,868
Normalized FFO adjustments per common share - diluted	$0.68	$0.06

Normalized FFO attributable to common stockholders	$147,822	$152,846
Normalized FFO attributable to common stockholders per common share - diluted	$0.39	$0.40

Non-real estate depreciation and amortization	485	604
Non-cash interest amortization [6]	1,277	682
Rent reserves, net	(151)	1,371
Straight-line rent, net	(7,633)	(8,246)
Share-based compensation	3,562	3,745
Unconsolidated JV non-cash items [7]	(122)	(227)
Normalized FFO adjusted for non-cash items	$145,240	$150,775
2nd generation TI	(20,204)	(8,882)
Leasing commissions paid	(15,215)	(7,013)
Capital additions	(5,363)	(8,946)
FAD	$104,458	$125,934
FFO weighted average common shares outstanding - diluted [8]	383,413	383,335

1Potential common shares are not included in the computation of diluted earnings per share when a loss exists as the effect would be an antidilutive per share amount.
2For the three months ended March 31, 2024, basic weighted average common shares outstanding was the denominator used in the per share calculation.
3Includes costs incurred related to the Merger.
4For the three months ended March 31, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
5Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
6Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
7Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
8The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 254,261 and 401,937, respectively, for the three months ended March 31, 2024 and 2023, and the diluted impact of 3,681,225 OP Units outstanding for the three months ended March 31, 2024.

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
Any recently acquired property will be included in the same store pool once the Company has owned the property for five full quarters. Newly developed or redeveloped properties will be included in the same store pool five full quarters after substantial completion.
The following table reflects the Company's Same Store Cash NOI for the three months ended March 31, 2024 and 2023.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at March 31, 2024	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2024	2023
Same store properties	624	$12,512,764	$191,222	$185,796
Joint venture same store properties	33	352,845	$4,833	$4,563
The following tables reconcile net income to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2024 and 2023:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2024	2023
Net loss	$(315,220)	$(88,078)
Other expense	327,646	94,407
General and administrative expense	14,787	14,935
Depreciation and amortization expense	178,119	184,479
Other expenses [1]	4,727	7,940
Straight-line rent, net	(7,633)	(8,245)
Joint venture properties	4,958	4,769
Other revenue [2]	(7,006)	(733)
Cash NOI	200,378	209,474
Cash NOI not included in same store	(4,323)	(19,115)
Same store cash NOI	196,055	190,359
Same store joint venture properties	(4,833)	(4,563)
Same store cash NOI (excluding JVs)	$191,222	$185,796
1.Includes transaction costs, Merger-related costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2024
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	624	$12,512,764	36,101	89.5%
Joint venture same store properties	33	352,845	1,913	86.2%
Wholly owned and joint venture acquisitions	3	50,838	195	97.8%
Development completions	4	95,195	335	64.5%
Redevelopments	18	440,632	1,503	51.7%
Planned Dispositions	5	61,505	228	25.9%
Total	687	$13,513,779	40,275	87.4%
Joint venture properties	34	360,501	1,949	86.5%
Total owned real estate properties	653	$13,153,278	38,326	87.5%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The Company’s results of operations for the three months ended March 31, 2024 compared to the same period in 2023 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $6.0 million, or 1.9%, for the three months ended March 31, 2024 compared to the prior year period. This decrease is primarily comprised of the following:
•Acquisitions in 2023 contributed $1.1 million.
•Leasing activity, including contractual rent increases, contributed $8.3 million.
•Dispositions in 2023 resulted in a decrease of $15.4 million.
Other operating income decreased $0.4 million, or 9.2%, for the three months ended March 31, 2024 compared to the prior year period primarily as a result of variable parking and management fees.
Expenses
Property operating expenses decreased $1.0 million, or 0.8%, for the three months ended March 31, 2024 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2023 resulted in an increase of $0.5 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $2.0 million;
◦Administrative, leasing commissions, and other legal expense of $3.0 million;
◦Maintenance and repair expense of $2.2 million;
◦Property taxes of $0.3 million;
◦Janitorial expense of $0.7 million; and
◦Insurance expense of $0.2 million.
•Decrease in compensation expense of $1.5 million.
•Dispositions in 2023 resulted in a decrease of $8.4 million.
General and administrative expenses decreased approximately $0.1 million, or 1.0%, for the three months ended         March 31, 2024 compared to the prior year period primarily as a result of the following activity:
•Decrease in payroll and payroll related expenses of approximately $0.9 million.

•Increase in cash compensation incentive expense of $0.7 million.
•Increase in non-cash compensation incentive expense of $0.5 million.
•Other decreases included legal and other administrative costs of $0.4 million.
Merger-related costs decreased $4.9 million for the three months ended March 31, 2024 compared to the prior year period primarily due to 2023 legal and consulting services in connection with the Merger.
Depreciation and amortization expense decreased $6.4 million, or 3.4%, for the three months ended March 31, 2024 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2023 resulted in an increase of $0.7 million.
•Various building and tenant improvement expenditures resulted in an increase of $13.0 million.
•Dispositions in 2023 resulted in a decrease of $11.5 million.
•Assets that became fully depreciated resulted in a decrease of $8.6 million.
Other Income (Expense)
Gains on sale of real estate properties.
The Company had no real estate dispositions in the first quarter of 2024. In the first quarter of 2023, the Company recognized gains of approximately $1.0 million primarily on the disposition of one property.
Interest expense
Interest expense decreased $2.7 million, or 4.2%, for the three months ended March 31, 2024 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2024	2023	$	%
Contractual interest	$49,458	$50,766	$(1,308)	(2.6)%
Net discount/premium accretion	10,067	9,591	476	5.0%
Debt issuance costs amortization	1,207	1,476	(269)	(18.2)%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	177	1,429	(1,252)	(87.6)%
Interest cost capitalization	(942)	(570)	(372)	65.3%
Interest on lease liabilities	938	918	20	2.2%
Total interest expense	$61,054	$63,759	$(2,705)	(4.2)%
Contractual interest expense decreased $1.3 million, or 2.6%, for the three months ended March 31, 2024 compared to the prior year period primarily as a result of the following activity:
•The Unsecured Term Loans accounted for an increase of approximately $3.3 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $4.0 million due to a decreased weighted average balance outstanding.
•Active interest rate derivatives accounted for a decrease of $0.3 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
Impairment of Real Estate Properties
In the first quarter of 2024, the Company recognized impairments totaling $15.9 million on four properties with changes in the expected holding periods, including one property reclassified to held for sale.
Impairment of Goodwill
The Company determined that the carrying value if its single reporting unit exceeded estimated fair value and therefore recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the consolidated statements of operations. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details.

Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2024, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factor discussed below, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.
Risk Factors Relating to the Company

Operational Risks
The Company's revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and associated health systems. The Company has no operational control over the business of these tenants and associated health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints, including the loss of licensure or certification. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants. The Company leases to government tenants from time to time that may be subject to annual budget appropriations. If a government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. These conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity and reduce cash flows from operations. For example, Steward Health Care System LLC (“Steward”), leases approximately 580,000 square feet of space from the Company, accounting for approximately 1.6% of the Company’s total in-place annualized base rent at March 31, 2024. On May 6, 2024, Steward announced that it had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The bankruptcy filing by Steward could delay the Company’s efforts to collect past due balances under the leases or ultimately preclude collection of these amounts. As of April 30, 2024, Steward owes the Company approximately $2.6 million in rent. There can be no assurance that Steward will meet its financial obligations to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 29	8,228	16.31	—	—
March 1 - March 31	—	—	—	—
Total	8,228	$16.31
In April 2024, the Company repurchased 2,966,764 shares of its common stock at a weighted-average price of $14.07 for a total of $41.7 million.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.4	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 3.5	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.

Exhibit 22	Subsidiary Issuers of Guaranteed Securities (filed herewith).
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
1 Filed as an exhibit to the Company's (File No. 001-35568) Form 10-Q filed with the SEC on August 8, 2023 and hereby incorporated by reference.
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
May 7, 2024