Form 10-Q
period 2024-06-30
Healthcare Realty Trust Inc
filed 2024-08-02
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of July 26, 2024, the Registrant had 363,030,249 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2024	DECEMBER 31, 2023
Real estate properties
Land	$1,287,532	$1,343,265
Buildings and improvements	10,436,218	10,881,373
Lease intangibles	764,730	836,302
Personal property	12,501	12,718
Investment in financing receivable, net	122,413	122,602
Financing lease right-of-use assets	81,401	82,209
Construction in progress	97,732	60,727
Land held for development	59,871	59,871
Total real estate properties	12,862,398	13,399,067
Less accumulated depreciation and amortization	(2,427,709)	(2,226,853)
Total real estate properties, net	10,434,689	11,172,214
Cash and cash equivalents	41,765	25,699
Assets held for sale, net	34,530	8,834
Operating lease right-of-use assets	261,976	275,975
Investments in unconsolidated joint ventures	374,841	311,511
Goodwill	—	250,530
Other assets, net	655,826	592,368
Total assets	$11,803,627	$12,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$5,148,153	$4,994,859
Accounts payable and accrued liabilities	195,884	211,994
Liabilities of assets held for sale	1,805	295
Operating lease liabilities	230,601	229,714
Financing lease liabilities	75,199	74,503
Other liabilities	177,293	202,984
Total liabilities	5,828,935	5,714,349
Commitments and contingencies
Redeemable non-controlling interests	3,875	3,868
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 364,327 and 380,964 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,643	3,810
Additional paid-in capital	9,340,028	9,602,592
Accumulated other comprehensive income (loss)	6,986	(10,741)
Cumulative net income attributable to common stockholders	574,178	1,028,794
Cumulative dividends	(4,037,693)	(3,801,793)
Total stockholders' equity	5,887,142	6,822,662
Non-controlling interest	83,675	96,252
Total equity	5,970,817	6,918,914
Total liabilities and equity	$11,803,627	$12,637,131
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2024	2023	2024	2023
Revenues
Rental income	$308,135	$329,680	$626,211	$653,773
Interest income	3,865	4,233	8,403	8,448
Other operating	4,322	4,230	8,513	8,847
	316,322	338,143	643,127	671,068
Expenses
Property operating	117,719	125,395	238,798	247,436
General and administrative	14,002	15,464	28,788	30,399
Transaction costs	431	669	826	956
Merger-related costs	—	(15,670)	—	(10,815)
Depreciation and amortization	173,477	183,193	351,596	367,671
	305,629	309,051	620,008	635,647
Other income (expense)
Gain on sales of real estate properties and other assets	38,338	7,156	38,360	8,162
Interest expense	(62,457)	(65,334)	(123,510)	(129,092)
Impairment of real estate properties and credit loss reserves	(132,118)	(55,215)	(148,055)	(86,637)
Impairment of goodwill	—	—	(250,530)	—
Equity loss from unconsolidated joint ventures	(146)	(17)	(568)	(797)
Interest and other (expense) income, net	(248)	592	27	1,139
	(156,631)	(112,818)	(484,276)	(207,225)
Net loss	$(145,938)	$(83,726)	$(461,157)	$(171,804)
Net loss attributable to non-controlling interests	2,158	967	6,541	1,920
Net loss attributable to common stockholders	$(143,780)	$(82,759)	$(454,616)	$(169,884)

Basic earnings per common share	$(0.39)	$(0.22)	$(1.22)	$(0.45)
Diluted earnings per common share	$(0.39)	$(0.22)	$(1.22)	$(0.45)

Weighted average common shares outstanding - basic	372,477	378,897	375,962	378,861
Weighted average common shares outstanding - diluted	372,477	378,897	375,962	378,861

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2024 and 2023
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2024	2023	2024	2023
Net loss	$(145,938)	$(83,726)	$(461,157)	$(171,804)
Other comprehensive income
Interest rate derivatives
Reclassification adjustments for gains included in interest expense	(3,662)	(3,419)	(7,528)	(5,703)
Gains arising during the period on interest rate swaps	5,891	21,523	25,501	12,981
	2,229	18,104	17,973	7,278
Comprehensive loss	(143,709)	(65,622)	(443,184)	(164,526)
Less: comprehensive loss attributable to non-controlling interests	2,124	745	6,295	1,830
Comprehensive loss attributable to common stockholders	$(141,585)	$(64,877)	$(436,889)	$(162,696)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended June 30, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2024	$3,815	$9,609,530	$4,791	$717,958	$(3,920,199)	$6,415,895	$87,243	$6,503,138	$3,880
Common stock redemptions	—	(3)	—	—	—	(3)	—	(3)	—
Share-based compensation	—	3,382	—	—	—	3,382	—	3,382	—
Common stock repurchases	(172)	(272,881)	—	—	—	(273,053)	—	(273,053)	—
Net loss	—	—	—	(143,780)	—	(143,780)	(2,158)	(145,938)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,611)	—	—	(3,611)	(51)	(3,662)	—
Gains arising during the period on interest rate swaps	—	—	5,806	—	—	5,806	85	5,891	—
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(5)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(117,494)	(117,494)	(1,444)	(118,938)	—
Balance at June 30, 2024	$3,643	$9,340,028	$6,986	$574,178	$(4,037,693)	$5,887,142	$83,675	$5,970,817	$3,875

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2023	$3,808	$9,591,194	$(8,554)	$1,219,930	$(3,447,750)	$7,358,628	$106,211	$7,464,839	$2,000
Issuance of common stock, net of issuance costs	—	27	—	—	—	27	—	27	—
Common stock redemptions	—	(112)	—	—	—	(112)	—	(112)	—
Share-based compensation	—	3,924	—	—	—	3,924	—	3,924	—
Net loss	—	—	—	(82,759)	—	(82,759)	(967)	(83,726)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,377)	—	—	(3,377)	(42)	(3,419)	—
Gains arising during the period on interest rate swaps	—	—	21,259	—	—	21,259	264	21,523	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	487
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,191)	(118,191)	(1,448)	(119,639)	—
Balance at June 30, 2023	$3,808	$9,595,033	$9,328	$1,137,171	$(3,565,941)	$7,179,399	$104,018	$7,283,417	$2,487

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Six Months Ended June 30, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2023	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
Issuance of common stock, net of issuance costs	—	104	—	—	—	104	—	104	—
Common stock redemptions	—	(138)	—	—	—	(138)	—	(138)	—
Conversion of OP Units to common stock	2	3,410	—	—	—	3,412	(3,412)	—	—
Share-based compensation	3	6,941	—	—	—	6,944	—	6,944	—
Common stock repurchases	(172)	(272,881)	—	—	—	(273,053)	—	(273,053)	—
Net loss	—	—	—	(454,616)	—	(454,616)	(6,541)	(461,157)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(7,424)	—	—	(7,424)	(104)	(7,528)	—
Gains arising during the period on interest rate swaps	—	—	25,151	—	—	25,151	350	25,501	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(6)
Dividends to common stockholders and distributions to non-controlling interest holders (0.62 per share)	—	—	—	—	(235,900)	(235,900)	(2,870)	(238,770)	—
Balance at June 30, 2024	$3,643	$9,340,028	$6,986	$574,178	$(4,037,693)	$5,887,142	$83,675	$5,970,817	$3,875

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818	$2,014
Issuance of common stock, net of issuance costs	—	78	—	—	—	78	—	78	—
Common stock redemptions	(1)	(1,595)	—	—	—	(1,596)	—	(1,596)	—
Share-based compensation	3	8,913	—	—	—	8,916	—	8,916	—
Net loss	—	—	—	(169,884)	—	(169,884)	(1,920)	(171,804)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(5,635)	—	—	(5,635)	(68)	(5,703)	—
Gains arising during the period on interest rate swaps	—	—	12,823	—	—	12,823	158	12,981	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	473
Dividends to common stockholders and distributions to non-controlling interest holders (0.62 per share)	—	—	—	—	(236,379)	(236,379)	(2,894)	(239,273)	—
Balance at June 30, 2023	$3,808	$9,595,033	$9,328	$1,137,171	$(3,565,941)	$7,179,399	$104,018	$7,283,417	$2,487

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	SIX MONTHS ENDED June 30,
	2024	2023
Net loss	$(461,157)	$(171,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	351,596	367,671
Other amortization	23,390	23,405
Share-based compensation	6,944	8,916
Amortization of straight-line rent receivable (lessor)	(14,198)	(19,313)
Amortization of straight-line rent on operating leases (lessee)	1,998	3,062
Gain on sales of real estate properties and other assets	(38,360)	(8,162)
Impairment of real estate properties and credit loss reserves	148,055	86,637
Impairment of goodwill	250,530	—
Equity loss from unconsolidated joint ventures	568	797
Distributions from unconsolidated joint ventures	2,649	3,031
Non-cash interest from financing and notes receivable	(478)	(488)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(4,257)	(17,502)
Accounts payable and accrued liabilities	(23,131)	(38,601)
Other liabilities	155	16,673
Net cash provided by operating activities	244,304	254,322

INVESTING ACTIVITIES
Acquisitions of real estate	—	(39,301)
Development of real estate	(31,901)	(17,594)
Additional long-lived assets	(117,775)	(94,013)
Funding of mortgages and notes receivable	(3,466)	(11,503)
Investments in unconsolidated joint ventures	—	(3,824)
Investment in financing receivable	475	(780)
Contributions from redeemable non-controlling interests	13	—
Proceeds from sales of real estate properties and additional long-lived assets	303,475	160,870
Proceeds from notes receivable repayments	567	—
Net cash provided by (used in) investing activities	151,388	(6,145)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	250,000	(31,000)
Repayment on term loan	(100,000)	—
Repayments of notes and bonds payable	(17,746)	(1,340)
Dividends paid	(235,618)	(236,105)
Net proceeds from issuance of common stock	104	77
Common stock redemptions	(321)	(1,842)
Common stock repurchases	(273,053)	—
Distributions to non-controlling interest holders	(2,399)	(2,546)
Debt issuance and assumption costs	(563)	(438)
Payments made on finance leases	(30)	(40)
Net cash used in financing activities	(379,626)	(273,234)

Increase (decrease) in cash and cash equivalents	16,066	(25,057)
Cash and cash equivalents at beginning of period	25,699	60,961
Cash and cash equivalents at end of period	$41,765	$35,904

Supplemental Cash Flow Information	SIX MONTHS ENDED JUNE 30,
	2024	2023
Interest paid	$103,708	$106,985
Mortgage note receivables taken in connection with sale of real estate	$—	$45,000
Invoices accrued for construction, tenant improvements and other capitalized costs	$39,016	$30,956
Capitalized interest	$1,916	$1,282
Proceeds from dispositions held in escrow	$96,008	$—
Contribution of real estate properties into unconsolidated joint venture	$66,547	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2024, the Company had gross investments of approximately $12.9 billion in 629 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. In addition, as of June 30, 2024, the Company had a weighted average ownership interest of approximately 36% in 44 real estate properties held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's real estate properties are located in 35 states and total approximately 37.2 million square feet. The Company provided leasing and property management services to 92% of its portfolio nationwide as of June 30, 2024.
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
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the OP, the day-to-day management of which is exclusively controlled by the Company. As of June 30, 2024, the Company owned 98.6% of the issued and outstanding units of the OP, with other investors owning the remaining 1.4% of the OP's issued and outstanding units.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
The OP is 98.6% owned by the Company. Other holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2024, there were approximately 5.3 million OP Units, or 1.4% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of June 30, 2024, the Company had four consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	JUNE 30, 2024
Assets:
Total real estate properties, net	$112,694
Cash and cash equivalents	3,205
Other assets, net	2,556
Total assets	$118,455
Liabilities:
Accrued expenses and other liabilities	7,848
Total liabilities	7,848
Redeemable non-controlling interests	3,194
Partners' equity	108,612
Cumulative net loss	(1,199)
Total partners' equity	107,413
Total liabilities and equity	$118,455
As of June 30, 2024, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$20,500	$20,500
2021	Charlotte, NC [1]	Note receivable	7,111	7,211
2022	Texas [2]	Joint venture	59,239	59,239
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.

As of June 30, 2024, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of June 30, 2024, the Company had redeemable non-controlling interests of $3.9 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three and six months ended June 30, 2024, the Company recognized real estate impairments totaling $120.9 million and $136.9 million, respectively, as a result of completed and planned disposition activity.
As of June 30, 2024, 16 real estate properties totaling $265.6 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, less estimated closing costs.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of JUNE 30, 2024
May 2021	Poway, CA	5.72%	$115,056
November 2021	Columbus, OH	6.48%	7,357
			$122,413

Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of June 30, 2024, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $168.8 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of JUN 30, 2024	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of JUNE 30, 2024
Mezzanine loans
Texas [1]	6/24/2021	6/24/2024	8.00%	$54,119	$54,119	$906	$(5,196)	$(3,067)	$46,762
Arizona	12/21/2023	12/20/2026	9.00%	6,000	6,000	36	—	—	6,036
				60,119	60,119	942	(5,196)	(3,067)	52,798
Mortgage loans
Texas [2]	6/30/2021	12/02/2024	7.00%	31,150	31,150	551	(11,201)	—	20,500
North Carolina [3]	12/22/2021	12/22/2024	8.00%	6,000	6,000	1,211	—	(100)	7,111
Florida	5/17/2022	2/27/2026	6.00%	65,000	35,623	532	—	(34)	36,121
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	178	—	—	45,178
Florida	12/28/2023	12/28/2026	9.00%	7,700	7,133	—	—	—	7,133
				154,850	124,906	2,472	(11,201)	(134)	116,043

				$214,969	$185,025	$3,414	$(16,397)	$(3,201)	$168,841
1As of the date of these financial statements, the outstanding principal and interest on these loans had not been repaid, and on July 15, 2024, the senior lender on the construction loans associated with the underlying projects provided notice of foreclosure proceedings to the borrower. The borrower is in negotiations with a third party to provide financing that will repay the senior lender.
2During the second quarter of 2024, the Company determined that an allowance for credit loss of $11.2 million was needed on this mortgage loan. The reserve amount consists of approximately $10.7 million of principal and approximately $0.5 million of interest. Additionally, the maturity date on this mortgage loan was extended to December 2, 2024.
3Outstanding principal and interest due upon maturity.

Allowance for Credit Losses
Pursuant to ASC Topic 326: Financial Instruments - Credit Losses, the Company adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under ASC Topic 326. The Company utilizes a probability of default method approach for estimating current expected credit losses and evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers industry and economic conditions, credit enhancements, liquidity, and other factors. The determination of the credit allowance is based on a quarterly

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. The Company evaluates the collectability of loan receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent, and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans identified as having deteriorated credit quality, the amount of credit loss is determined on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual status are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, the loan may return to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.
During the first quarter of 2023, the Company determined that the risk of credit loss on two of its mezzanine loans were no longer remote and recorded a credit loss reserve of $5.2 million. During the three and six months ended June 30, 2024, the Company determined that the risk of credit loss on one of its mortgage note receivables was no longer remote and recorded a credit loss reserve of $11.2 million. The Company utilized the level 3 fair value hierarchy, which included a brokerage estimate on the underlying collateral of the loan, to determine the amount of credit loss reserve.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	SIX MONTHS ENDED JUNE 30, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Allowance for credit losses, beginning of period	$5,196	$—
Credit loss reserves	11,201	5,196
Allowance for credit losses, end of period	$16,397	$5,196
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2024, and $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2023, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.8 million and $4.2 million, respectively, for the three and six months ended June 30, 2024, and $2.2 million and $4.3 million, respectively, for the three and six months ended June 30, 2023. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. In 2023, the Company placed two of its real estate notes receivable with principal balances, net of credit loss, of $48.9 million on non-accrual status and accordingly did not recognize any interest income for the three and six month periods ended June 30, 2024. In 2024, the Company placed one of its real estate notes receivable with a principal balance, net of credit loss, of $20.5 million on non-accrual status.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2024	2023	2024	2023
Type of Revenue
Parking income	$2,463	$2,370	$5,009	$4,761
Management fee income/other [1]	1,859	1,860	3,504	4,086
	$4,322	$4,230	$8,513	$8,847
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
The update is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. At this time, the Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements other than compliance with these new disclosure requirements, which will begin with the Company's Annual Report on Form 10-K for the year ending December 31, 2024.
Note 2. Real Estate Investments
2024 Acquisition Activity
The Company had no real estate acquisition activity for the six months ended June 30, 2024.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and six months ended June 30, 2024 and 2023 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2024	2023	2024	2023

Investments in unconsolidated joint ventures, beginning of period	$309,754	$327,746	$311,511	$327,248
New investment during the period [1]	66,547	—	66,547	3,824
Equity loss recognized during the period	(146)	(17)	(568)	(797)
Owner distributions	(1,314)	(484)	(2,649)	(3,030)
Investments in unconsolidated joint ventures, end of period	$374,841	$327,245	$374,841	$327,245
1In the second quarter of 2024, the Company contributed 11 properties into a new joint venture in which it retained a 20% ownership interest. See 2024 "Real Estate Asset Dispositions" below for additional information. In 2023, there was an additional investment in an existing joint venture in which the Company retained a 40% ownership interest. The investment consisted of the Company's contribution of a property in Dallas, Texas to the joint venture.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2024 Real Estate Asset Dispositions
The following table details the Company's dispositions and joint venture contributions for the six months ended June 30, 2024.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Albany, NY	4/1/24	$725	$(60)	$665	$765	$(82)	$(18)	14,800
San Angelo, TX	4/12/24	5,085	(128)	4,957	4,917	66	(26)	24,580
Houston, TX	5/20/24	250	(9)	241	713	(520)	48	37,040
Multiple [1]	5/23/24	284,348	(14,270)	270,078	254,176	25,836	(9,934)	556,274
Denver, CO	5/30/24	19,000	(628)	18,372	18,522	165	(315)	37,130
Austin, TX [1]	6/6/24	54,858	(1,575)	53,283	27,964	623	24,696	129,879
Minneapolis, MN	6/21/24	1,082	(144)	938	303	43	592	50,291
Greensboro/Raleigh, NC [2,3]	6/28/24	99,518	(2,835)	96,683	86,810	906	8,967	309,424

Total dispositions		$464,866	$(19,649)	$445,217	$394,170	$27,037	$24,010	1,159,418
1The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Raleigh, NC, New York, NY, Philadelphia, PA, Atlanta, GA and Austin, TX; two medical outpatient properties in Los Angeles and four in Seattle, WA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $256.8 million.
2The Company sold seven medical outpatient properties in Greensboro, NC and two medical outpatient properties in Raleigh, NC to a single buyer in a single transaction.
3The amount in the net proceeds column for this portfolio disposition includes the receivable for the cash held in escrow that closed on June 28, 2024 and was received by the Company on July 1, 2024. These proceeds were recorded as a receivable in other assets, net as of June 30, 2024.
Assets Held for Sale
The Company had three properties classified as assets held for sale as of June 30, 2024 and one property classified as assets held for sale as of December 31, 2023. The table below reflects the assets and liabilities classified as held for sale as of June 30, 2024 and December 31, 2023:

Dollars in thousands	June 30, 2024	December 31, 2023
Balance Sheet data:
Land	$2,330	$1,850
Building and improvements	43,342	6,779
Lease intangibles	1,017	1,017
	46,689	9,646
Accumulated depreciation	(13,600)	(913)
Real estate assets held for sale, net	33,089	8,733
Cash and cash equivalents	—	—
Operating lease right-of-use assets	850	—
Other assets, net	591	101
Assets held for sale, net	$34,530	$8,834

Accounts payable and accrued liabilities	$531	$23
Operating lease liabilities	589	—
Other liabilities	685	272
Liabilities of assets held for sale	$1,805	$295

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2024 was $308.1 million and $626.2 million, respectively. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2023 was $329.7 million and $653.8 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sale-type lease, as of June 30, 2024 were as follows:

Dollars in thousands	OPERATING
2024	$441,170
2025	827,950
2026	734,851
2027	614,428
2028	500,591
2029 and thereafter	1,629,794
$4,748,784
Lessee Accounting
As of June 30, 2024, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2024, the Company had 221 properties totaling 16.5 million square feet that were held under ground leases. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 73 prepaid ground leases as of June 30, 2024. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.5 million and $0.3 million of the Company's rental expense for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
The Company’s future lease payments (primarily for its 148 non-prepaid ground leases) as of June 30, 2024 were as follows:

Dollars in thousands	OPERATING	FINANCING
2024	$5,912	$1,013
2025	12,644	2,218
2026	12,739	2,255
2027	12,934	2,294
2028	13,061	2,326
2029 and thereafter	693,556	394,072
Total undiscounted lease payments	750,846	404,178
Discount	(520,245)	(328,979)
Lease liabilities	$230,601	$75,199

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2024 and 2023:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2024	2023	2024	2023
Operating lease cost
Operating lease expense	$4,599	$5,329	$9,065	$10,436
Variable lease expense	1,315	2,235	2,542	4,371

Finance lease cost
Amortization of right-of-use assets	392	387	779	774
Interest on lease liabilities	942	923	1,880	1,841
Total lease expense	$7,248	$8,874	$14,266	$17,422

Other information
Operating cash flows outflows related to operating leases	$4,889	$5,230	$8,929	$11,190
Operating cash flows outflows related to financing leases	$591	$541	$1,154	$1,094
Financing cash flows outflows related to financing leases	$4	$6	$30	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,561	$—	$2,561	$—

Weighted-average years remaining lease term (excluding renewal options) - operating leases	45.9	47.3
Weighted-average years remaining lease term (excluding renewal options) - finance leases	57.4	58.4
Weighted-average discount rate - operating leases	5.7%	5.8%
Weighted-average discount rate - finance leases	5.0%	5.0%

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of June 30, 2024 and December 31, 2023.

	MATURITY DATE	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 6/30/2024
Dollars in thousands		6/30/2024	12/31/2023
$1.5 billion Unsecured Credit Facility [2]	10/25	$250,000	$—	6.28%
$200 million Unsecured Term Loan [3]	5/25	199,750	199,903	6.37%
$250 million Unsecured Term Loan [4]	7/25	249,659	349,798	6.37%
$300 million Unsecured Term Loan	10/25	299,970	299,958	6.37%
$150 million Unsecured Term Loan	6/26	149,716	149,643	6.37%
$200 million Unsecured Term Loan	7/27	199,571	199,502	6.37%
$300 million Unsecured Term Loan	1/28	298,498	298,288	6.37%
Senior Notes due 2025	5/25	249,674	249,484	4.12%
Senior Notes due 2026	8/26	582,873	579,017	4.94%
Senior Notes due 2027	7/27	485,889	483,727	4.76%
Senior Notes due 2028	1/28	297,726	297,429	3.85%
Senior Notes due 2030	2/30	580,667	575,443	5.30%
Senior Notes due 2030	3/30	296,983	296,780	2.72%
Senior Notes due 2031	3/31	296,086	295,832	2.25%
Senior Notes due 2031	3/31	658,263	649,521	5.13%
Mortgage notes payable	9/24-12/26	52,828	70,534	3.57% - 6.88%
		$5,148,153	$4,994,859
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2As of June 30, 2024, the Company had $1.3 billion available to be drawn on its $1.5 billion Unsecured Credit Facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
3In April 2024, the Company exercised its option to extend the maturity date for one year to May 2025 for a fee of approximately $0.3 million.
4In June 2024, the Company repaid $100 million of the initial $350 million Unsecured Term Loan and exercised its second option to extend the maturity date for one year to July 2025 for a fee of approximately $0.3 million.

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
As of June 30, 2024, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of June 30, 2024.

	BALANCE AT JUNE 30, 2024
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$(1,839)
Interest rate swaps	Other assets	$11,538
Total derivatives designated as hedging instruments		$9,699

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2024 and 2023 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2024	2023		2024	2023
Interest rate swaps	$(5,891)	$(21,523)	Interest expense	$(3,811)	$(3,568)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(5,891)	$(21,523)	Total interest expense	$(3,662)	$(3,419)

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2024	2023		2024	2023
Interest rate swaps	$(25,501)	$(12,981)	Interest expense	$(7,825)	$(6,000)
Settled treasury hedges	—	—	Interest expense	213	213
Settled interest rate swaps	—	—	Interest expense	84	84
	$(25,501)	$(12,981)	Total interest expense	$(7,528)	$(5,703)

The Company estimates that an additional $10.5 million related to active interest rate swaps will be reclassified from AOCI as a decrease to interest expense over the next 12 months, and that an additional $0.6 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender should the Company default on the indebtedness.
As of June 30, 2024, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.3 million. As of June 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Development and Redevelopment Activity
For the six months ended June 30, 2024, the Company invested $35.6 million and $8.5 million toward active development and redevelopment of properties, respectively, and $22.3 million toward recently completed development and redevelopment projects.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2024 and the twelve months ended December 31, 2023:

	SIX MONTHS ENDED JUNE 30, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Balance, beginning of period	380,964,433	380,589,894
Issuance of common stock	8,623	8,627
Conversion of OP units to common stock	194,767	190,544
Shares Repurchased	(17,242,237)	—
Non-vested share-based awards, net of withheld shares and forfeitures	401,648	175,368
Balance, end of period	364,327,234	380,964,433
Common Stock Dividends
During the six months ended June 30, 2024, the Company declared and paid common stock dividends totaling $0.62 per share. On July 30, 2024, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on August 28, 2024 to stockholders of record on August 12, 2024.
Common Stock Repurchases
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
On April 30, 2024, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The stock repurchase authorization expires on April 29, 2025, and the Company may suspend or terminate repurchases at any time without prior notice. Under the Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. In May and June 2024, the Company repurchased an aggregate of 14,275,473 shares of its common stock at a weighted average price of $16.18 for a total of $231.0 million under this authorization. As of June 30, 2024, the Company was authorized to repurchase an additional $269.0 million of the Company's common stock.
Subsequent to June 30, 2024, the Company repurchased 1,296,985 shares of its common stock for a total of $21.8 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2024	2023	2024	2023
Weighted average common shares outstanding
Weighted average common shares outstanding	374,498,770	380,829,011	377,916,989	380,812,981
Non-vested shares	(2,021,471)	(1,932,334)	(1,954,956)	(1,952,350)
Weighted average common shares outstanding - basic	372,477,299	378,896,677	375,962,033	378,860,631

Weighted average common shares outstanding - basic	372,477,299	378,896,677	375,962,033	378,860,631
Dilutive effect of OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	372,477,299	378,896,677	375,962,033	378,860,631

Net loss	$(145,938)	$(83,726)	$(461,157)	$(171,804)
Income allocated to participating securities	(917)	(606)	(1,819)	(1,830)
Loss attributable to non-controlling interest	2,158	967	6,541	1,920
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(717)	(77)	(2,047)	1,154
Net loss applicable to common stockholders - basic	$(145,414)	$(83,442)	$(458,482)	$(170,560)

Basic earnings per common share - net loss	$(0.39)	$(0.22)	$(1.22)	$(0.45)
Diluted earnings per common share - net loss	$(0.39)	$(0.22)	$(1.22)	$(0.45)
The effect of OP Units redeemable for 3,657,682 shares and 3,669,454 shares for the three and six months ended June 30, 2024, respectively, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan ("Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the six months ended June 30, 2024, the Company made the following equity awards:
•Restricted Stock
•During the first quarter of 2024, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $5.6 million, which consisted of an aggregate of 361,712 non-vested shares with vesting periods ranging from three to eight years.
•During the second quarter of 2024, the Company granted to independent directors an aggregate of 58,910 shares of non-vested stock awards with a grant date fair value of $0.9 million, and an aggregate of 45,982 LTIP Series D units with a grant date fair value of $0.7 million. The Company also granted non-vested stock awards to other members of senior management with an aggregate grant date fair value of $0.1 million, which consisted of an aggregate of 9,350 non-vested shares.
•Restricted Stock Units ("RSUs")
•On February 13, 2024, the Company granted an aggregate of 208,055 RSUs to members of senior management, with an aggregate grant date fair value of $3.5 million and a five-year vesting period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

•On April 30, 2024, the Company granted an aggregate of 21,816 RSUs to members of senior management, with an aggregate grant date fair value of $0.3 million and a five-year vesting period.
Approximately 36% of the RSUs vest based on relative total shareholder return ("TSR") and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.10 for the relative TSR component for the February 2024 grant using the following assumptions:

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.44%
Stock price (per share)	$15.22
The remaining 64% of the RSUs vest based upon certain operating performance conditions. With respect to the operating performance conditions of the February 13, 2024 grant, the grant date fair value was $15.22 based on the Company's share price on the date of grant.
•LTIP Series C Units
On February 13, 2024, the Company granted an aggregate of 906,044 LTIP Series C units ("LTIP-C units) in the OP to its named executive officers with three-year forward-looking performance targets, a five-year vesting period and an aggregate grant date fair value of $7.5 million.
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
The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three and six months ended June 30, 2024 and 2023:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Share-based awards, beginning of period	4,043,154	2,946,242	2,615,562	2,090,060
Granted [1]	135,767	43,276	1,611,578	1,118,537
Vested	(46,660)	(74,304)	(75,074)	(188,070)
Change in awards based on performance assessment	(47,202)	—	(47,202)	(79,250)
Forfeited	—	(3,860)	(19,805)	(29,923)
Share-based awards, end of period	4,085,059	2,911,354	4,085,059	2,911,354
1LTIP-C units are issued at the maximum possible value of the award and are reflected as such in this table until the performance conditions have been satisfied and the exact number of awards are determinable.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table represents expected amortization of the Company's non-vested awards issued as of June 30, 2024:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2024	$8.0
2025	13.4
2026	10.1
2027	5.5
2028 and thereafter	2.9
Total	$39.9
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value (level 1 inputs) due to the short-term maturity of these investments.
•Real estate notes receivable - Real estate notes receivable are recorded in other assets on the Company's Condensed Consolidated Balance Sheets. Fair value is estimated using cash flow analyses, based on current interest rates for similar types of arrangements using level 2 inputs in the hierarchy. However, the fair value of one note receivable was determined utilizing the fair value of the receivables' collateral, as the receivables are collateral-dependent, and were classified as level 3 inputs in the hierarchy.
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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$5,148.2	$4,984.7	$4,994.9	$4,872.7
Real estate notes receivable	$168.8	$163.6	$173.6	$172.5
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

Unless stated otherwise or the context otherwise requires, references to the "Company," "we," "us," and "our" are to Healthcare Realty Trust and, unless the context requires otherwise, its consolidated subsidiaries, including the OP.

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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of June 30, 2024, the Company had $1.3 billion available to be drawn on its unsecured credit facility ("Unsecured Credit Facility") and available cash.
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
Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2024 were approximately $151.4 million. Below is a summary of the investing activities.
Dispositions
The Company disposed of or contributed to a joint venture 25 properties during the six months ended June 30, 2024 for a total sales price of $464.9 million, generating cash proceeds of $378.7 million, net of joint venture contributions, including $96.0 million of proceeds that were held in escrow at June 30, 2024. The following table details these dispositions for the six months ended June 30, 2024:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Albany, NY	4/1/24	$725	14,800
San Angelo, TX	4/12/24	5,085	24,580
Houston, TX	5/20/24	250	37,040
Multiple [1]	5/23/24	284,348	556,274
Denver, CO	5/30/24	19,000	37,130
Austin, TX [1]	6/6/24	54,858	129,879
Minneapolis, MN	6/21/24	1,082	50,291
Greensboro/Raleigh, NC [2]	6/28/24	99,518	309,424

Total		$464,866	$1,159,418
1The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Raleigh, NC, New York, NY, Philadelphia, PA, Atlanta, GA and Austin, TX; two medical outpatient properties in Los Angeles and four in Seattle, WA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property.
2The Company sold seven MOB properties in Greensboro, NC and two MOB properties in Raleigh, NC to a single buyer in a single transaction.

Investment in Unconsolidated Joint Venture
During the six months ended June 30, 2024, the Company's investment in an unconsolidated joint venture in which it holds a 20% interest increased by $66.5 million relating to the retained ownership from the MOB properties contributed to the joint venture.
Capital Expenditures
During the six months ended June 30, 2024, the Company incurred capital costs totaling $140.7 million for the following:
•$44.1 million toward active development and redevelopment of properties;
•$22.3 million toward completed development and redevelopment of properties;
•$24.4 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$32.0 million toward second generation tenant improvements; and
•$17.9 million toward building capital.

Real Estate Notes Receivable
On June 24, 2024, the Company's mezzanine loans totaling $54.1 million in Texas matured. As of the date of these financial statements, the outstanding principal and interest on these loans had not been repaid. On July 15, 2024, the senior lender on the construction loan associated with the underlying project provided notice of foreclosure proceedings to the borrower. The borrower is in negotiations with a third party to provide financing that will repay the senior lender. The Company expects to extend the maturity of the mezzanine loans concurrent with this arrangement.

Additionally, during the three months ended June 30, 2024, the Company placed one of its real estate notes receivable with a principal balance of $20.5 million on non-accrual status. The Company determined that the risk of credit loss was no longer remote and recorded a credit loss reserve of $11.2 million.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2024 were approximately $379.6 million. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Debt Activity
As of June 30, 2024, the Company had outstanding interest rate derivatives totaling $1.1 billion to hedge the one-month term Secured Overnight Financing Rate ("SOFR"). The following details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%
Changes in Debt Structure
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
In June 2024, the Company repaid $100 million of the $350 million Unsecured Term Loan and exercised its second option to extend the maturity date for one year to July 2025 for a fee of approximately $0.3 million.
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
Operating Activities
Cash flows provided by operating activities decreased from $254.3 million for the six months ended June 30, 2023 to $244.3 million for the six months ended June 30, 2024. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold which would adversely affect the Company's results of operations and cash flows.

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on Company operations. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, some of the factors and trends that management believes may impact future operations of the Company are outlined below.
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
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 793 multi-tenant leases totaling 2.5 million square feet that will expire during the remainder of 2024. Approximately 70.1% of the leases expiring during the remainder of 2024 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first six months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2024, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 28% having modified gross lease structures and approximately 64% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2024 [1]
Current [2]	6	$111,223
2025	3	79,839
2026	6	173,636
2027	4	110,598
2028	5	135,435
2029	3	81,835
2030	—	—
2031	4	106,063
2032	2	23,417
2033	—	—
2034 and thereafter [3]	11	342,681
Total	44	$1,164,727
1Includes three properties totaling $45.4 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 14.4 years.
3Includes two medical office buildings that are recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheets.

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
Management believes FFO, Normalized FFO, FFO per common share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs, and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2024 and 2023:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2024	2023	2024	2023
Net loss attributable to common stockholders	$(143,780)	$(82,759)	$(454,616)	$(169,884)
Net loss attributable to common stockholders per diluted share [1]	$(0.39)	$(0.22)	$(1.22)	$(0.45)

Gain on sales of real estate properties	(33,431)	(7,156)	(33,453)	(8,162)
Impairment of real estate properties	120,917	55,215	136,854	81,442
Real estate depreciation and amortization	177,350	185,003	358,511	371,112
Non-controlling loss from operating partnership units	(2,077)	(1,027)	(6,355)	(2,094)
Proportionate share of unconsolidated joint ventures	4,818	4,412	9,386	9,253
FFO adjustments	$267,577	$236,447	$464,943	$451,551
FFO adjustments per common share - diluted	$0.71	$0.62	$1.22	$1.18

FFO attributable to common stockholders	$123,797	$153,688	$10,327	$281,667
FFO attributable to common stockholders per common share - diluted	$0.33	$0.40	$0.03	$0.73

Transaction costs	431	669	826	956
Merger-related costs	—	(15,670)	—	(10,815)
Merger-related fair value of debt instruments	10,064	10,554	20,169	21,418
Lease intangible amortization	129	240	304	386
Non-routine legal costs/forfeited earnest money received	465	275	465	275
Credit losses and gains on other assets, net [2]	8,525	—	8,525	8,599
Impairment of goodwill	—	—	250,530	—
Unconsolidated JV normalizing items [3]	89	93	176	210
Normalized FFO adjustments	$19,703	$(3,839)	$280,995	$21,029
Normalized FFO adjustments per common share - diluted	$0.05	$(0.01)	$0.74	$0.05

Normalized FFO attributable to common stockholders	$143,500	$149,849	$291,322	$302,696
Normalized FFO attributable to common stockholders per common share - diluted	$0.38	$0.39	$0.77	$0.79

Non-real estate depreciation and amortization	313	802	798	1,406
Non-cash interest amortization [4]	1,267	1,618	2,543	2,300
Rent reserves, net	1,261	(54)	1,110	1,317
Straight-line rent, net	(6,799)	(8,005)	(14,432)	(16,251)
Stock-based compensation	3,383	3,924	6,944	7,669
Unconsolidated JV non-cash items [5]	(148)	(316)	(270)	(598)
Normalized FFO adjusted for non-cash items	$142,777	$147,818	$288,015	$298,539
2nd generation TI	(12,287)	(17,236)	(32,491)	(26,118)
Leasing commissions paid	(10,012)	(5,493)	(25,227)	(12,506)
Building capital	(12,835)	(8,649)	(18,198)	(17,595)
FAD	$107,643	$116,440	$212,099	$242,320
FFO weighted average common shares outstanding - diluted [6]	376,556	383,409	379,979	383,372

1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2For the three and six months ended June 30, 2024, includes a $4.9 million gain on sale of corporate assets included in "Gains on sales of real estate and other assets" on the Statement of Operations, a $2.2 million straight line rent reversed included in "Rental income" on the Statement of Operations, and a $11.2 million credit loss reserve on a note receivable included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations. For the six months ended June 30, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
3Includes the Company's proportionate share of lease intangible amortization related to unconsolidated joint ventures.
4Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
5Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
6The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 420,687 and 442,263, respectively, for the three months ended June 30, 2024 and 2023, and the dilutive impact of 3,657,682 and 3,669,454 OP units outstanding for the three and six months ended June 30, 2024, respectively.

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
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale or intended for sale, properties undergoing redevelopment, and newly-redeveloped or developed properties.
The Company utilizes the redevelopment classification for properties where management has approved a change in strategic direction for such properties through the application of additional resources including an amount of capital expenditures significantly above routine maintenance and capital improvement expenditures.
Any recently acquired property will be included in the same store pool once the Company has owned the property for five full quarters. Newly-developed or redeveloped properties will be included in the same store pool five full quarters after substantial completion.
The following table reflects the Company's Same Store Cash NOI for the six months ended June 30, 2024 and 2023:

	NUMBER OF PROPERTIES	GROSS INVESTMENT at June 30, 2024	SAME STORE CASH NOI for the six months ended June 30,
Dollars in thousands			2024	2023
Same store properties	600	$11,932,206	$365,569	$356,489
Joint venture same store properties	33	353,727	$9,686	$9,277
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the six months ended June 30, 2024 and 2023:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2024	2023
Net loss	$(461,157)	$(171,804)
Other expense	484,276	207,225
General and administrative expense	28,788	30,399
Depreciation and amortization expense	351,596	367,671
Other expenses [1]	9,953	(4,029)
Straight-line rent, net	(12,199)	(16,249)
Joint venture properties	10,462	9,726
Other revenue [2]	(12,439)	(5,725)
Cash NOI	399,280	417,214
Cash NOI not included in same store	(24,025)	(51,448)
Same store cash NOI	375,255	365,766
Same store joint venture properties	(9,686)	(9,277)
Same store cash NOI (excluding JVs)	$365,569	$356,489
1.Includes transaction costs, Merger-related costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF JUNE 30, 2024
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	600	$11,932,206	34,906	89.6%
Joint venture same store properties	33	353,727	1,913	86.0%
Wholly owned and joint venture acquisitions	14	114,104	882	98.8%
Development completions	4	97,968	335	66.9%
Redevelopments	18	445,754	1,503	53.5%
Planned dispositions	4	60,076	191	29.8%
Total	673	$13,003,835	39,730	87.8%
Joint venture properties	45	424,284	2,636	89.6%
Total owned real estate properties	628	$12,579,551	37,094	87.6%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The Company’s results of operations for the three months ended June 30, 2024 compared to the same period in 2023 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $21.5 million, or 6.5%, for the three months ended June 30, 2024 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2023 and 2024 resulted in a decrease of $18.8 million.
•Acquisitions in 2023 contributed $0.3 million.
•Leasing activity, including contractual rent increases, contributed $2.5 million.
•Reversed revenue related to the Steward Health Care System LLC ("Steward") bankruptcy resulted in a decrease of $5.5 million, including $2.6 million of straight-line rent.
Expenses
Property operating expenses decreased $7.7 million, or 6.1%, for the three months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $8.3 million.
•Acquisitions in 2023 resulted in an increase of $0.1 million.
•Increases in portfolio operating expenses as follows:
◦Administrative, leasing commissions, and other legal expense of $2.3 million; and
◦Janitorial expense of $0.2 million.
•Decreases in portfolio operating expenses as follows:
•Utilities expense of $0.8 million;
•Maintenance and repair expense of $1.0 million; and
•Property taxes of $0.2 million.
General and administrative expenses decreased approximately $1.5 million, or 9.5%, for the three months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Decrease in payroll and payroll related expenses of approximately $0.5 million.
•Decrease in non-cash compensation incentive expense of $0.4 million.
•Decrease in travel expense of $0.5 million.
•Increase in cash compensation incentive expense of $0.5 million.

•Other decreases including legal and other administrative costs of $0.6 million.
Merger-related costs for the three months ended June 30, 2023 included a net reduction in legal and consulting fees as a result of a refund related to state transfer taxes.
Depreciation and amortization expense decreased $9.7 million, or 5.3%, for the three months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2023 resulted in an increase of $0.2 million.
•Various building and tenant improvement expenditures resulted in an increase of $11.6 million.
•Dispositions in 2023 and 2024 resulted in a decrease of $11.5 million.
•Assets that became fully depreciated resulted in a decrease of $10.0 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
In the second quarter of 2024, the Company recognized gains on sale of real estate properties and other assets of approximately $38.3 million. In the second quarter of 2023, the Company recognized gains on sale of real estate properties of approximately $7.2 million.
Interest expense
Interest expense decreased $2.9 million, or 4.4%, for the three months ended June 30, 2024 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2024	2023	$	%
Contractual interest	$50,956	$52,766	$(1,810)	(3.4)%
Net discount/premium accretion	10,198	9,649	549	5.7%
Debt issuance costs amortization	1,186	1,562	(376)	(24.1)%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	—	997	(997)	(100.0)%
Interest cost capitalization	(974)	(712)	(262)	36.8%
Interest on lease liabilities	942	923	19	2.1%
Total interest expense	$62,457	$65,334	$(2,877)	(4.4)%
Contractual interest expense decreased $1.8 million, or 3.4%, for the three months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•The Unsecured Term Loans accounted for an increase of approximately $1.1 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $3.3 million as a result of a decreased weighted average balance outstanding.
•Active interest rate derivatives accounted for a decrease of $1.2 million, while expired interest rate derivatives accounted for an increase of $1.9 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
Impairment of real estate properties and credit loss reserves
In the second quarter of 2024, the Company recognized impairments totaling $10.2 million on 15 properties sold and $110.7 million on 17 properties with changes in the expected holding periods. In addition, the Company recorded $11.2 million in credit loss reserves relates to notes receivables. In the second quarter of 2023, the Company recognized impairments totaling $55.2 million primarily as a result of four properties with changes in the expected holding periods.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The Company’s results of operations for the six months ended June 30, 2024 compared to the same period in 2023 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $27.6 million, or 4.2%, for the six months ended June 30, 2024 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2023 and 2024 resulted in a decrease of $34.0 million.
•Acquisitions in 2023 contributed $1.4 million.
•Leasing activity, including contractual rent increases, contributed $11.2 million.
•Reversed revenue related to the Steward bankruptcy resulted in a decrease of $6.2 million, including straight-line rent of $2.7 million.
Expenses
Property operating expenses decreased $8.6 million, or 3.5%, for the six months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $16.1 million.
•Acquisitions in 2023 resulted in an increase of $0.7 million.
•Increases in portfolio operating expenses as follows:
◦Administrative, leasing commissions, and other legal expense of $2.6 million;
◦Maintenance and repair expense of $1.1 million;
◦Utilities expense of $1.0 million;
◦Compensation expense of $1.0 million;
◦Janitorial expense of $0.9 million; and
◦Security expense of $0.2 million.
General and administrative expenses decreased approximately $1.6 million, or 5.3%, for the six months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Decrease in payroll and payroll related expenses of approximately $1.7 million.
•Increase in non-cash compensation incentive expense of $1.2 million.
•Other decreases including legal and other administrative costs of $1.1 million.
Merger-related costs for the six months ended June 30, 2023 included a net reduction in legal and consulting fees as a result of a refund related to state transfer taxes.
Depreciation and amortization expense decreased $16.1 million, or 4.4%, for the six months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $23.3 million.
•Acquisitions in 2023 resulted in an increase of $0.9 million.
•Various building and tenant improvement expenditures resulted in an increase of $24.3 million.
•Assets that became fully depreciated resulted in a decrease of $18.0 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
Gains on the sale of real estate properties and other assets for the six months ended June 30, 2024 and 2023 totaled $38.4 million and $8.2 million, respectively.
Interest expense
Interest expense decreased $5.6 million, or 4.3%, for the six months ended June 30, 2024 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2024	2023	$	%
Contractual interest	$100,414	$103,533	$(3,119)	(3.0)%
Net discount/premium accretion	20,265	19,240	1,025	5.3%
Debt issuance costs amortization	2,392	3,037	(645)	(21.2)%
Amortization of interest rate swap settlement	84	84	—	—%
Amortization of treasury hedge settlement	213	213	—	—%
Fair value derivative	178	2,426	(2,248)	(92.7)%
Interest cost capitalization	(1,916)	(1,282)	(634)	49.5%
Interest on lease liabilities	1,880	1,841	39	2.1%
Total interest expense	$123,510	$129,092	$(5,582)	(4.3)%
Contractual interest expense decreased $3.1 million, or 3.0%, for the six months ended June 30, 2024 compared to the prior year period primarily as a result of the following activity:
•The Unsecured Term Loans accounted for an increase of approximately $4.4 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $7.3 million as a result of a decreased weighted average balance outstanding.
•Active interest rate derivatives accounted for a decrease of $3.5 million, while expired interest rate derivatives accounted for an increase of $4.0 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.7 million.
Impairment of real estate properties and credit loss reserves
During the six months ended June 30, 2024, the Company recognized impairments totaling $136.9 million on 15 properties sold and 18 properties with changes in the expected holding periods, including one property reclassified to held for sale. In addition, the Company recorded $11.2 million in credit loss reserves relates to notes receivables. During the six months ended June 30, 2023, the Company recognized impairments totaling $86.6 million relating to five properties that were sold, one land parcel that was sold, three properties reclassified to held for sale and four additional properties with changes in the expected holding periods. In addition, the Company recorded $5.2 million in credit loss reserves related to notes receivables.
Impairment of Goodwill
During the three months ended March 31, 2024, the Company determined that the carrying value of its single reporting unit exceeded estimated fair value and therefore recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the consolidated statements of operations. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2024, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factor discussed below, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially adversely affect the Company’s business, financial condition, operating results or cash flows.
Risk Factors Relating to the Company

Operational Risks
The Company's revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and associated health systems. The Company has no operational control over the business of these tenants and associated health systems that face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints, including the loss of licensure or certification. Any slowdown in the economy, decline in the availability of financing from the capital markets, or changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants.
The Company leases to government tenants from time to time that may be subject to annual budget appropriations. If a government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.
The conditions described above could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity and reduce cash flows from operations. For example, Steward leases approximately 580,000 square feet of space from the Company, accounting for approximately 1.6% of the Company’s total in-place annualized base rent. On May 6, 2024, Steward announced that it had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The bankruptcy filing by Steward has delayed the Company’s efforts to collect past due balances under its leases with Steward and may ultimately preclude collection of these amounts. Further, two of the leases have been rejected in bankruptcy and additional leases could be rejected. Steward owes the Company approximately $3.0 million in prepetition rent. There can be no assurance that Steward will meet its financial obligations to the Company or that the Company will be able to timely re-let spaces for which leases have been rejected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2024, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1) (2)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs (2)	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs (2)
May 31, 2023 Authorized Shares				$500,000,000
January 1 - January 31	—	$—	—	500,000,000
February 1 - February 29	8,228	16.31	—	500,000,000
March 1 - March 31	—	—	—	500,000,000
April 1 - April 30 (3)	2,966,764	14.07	2,966,764	458,191,783

April 30, 2024 Authorized Shares				500,000,000
May 1 - May 31 (3)	7,536,692	15.94	7,536,692	379,829,237
June 1 - June 30 (3)	6,738,781	16.44	6,738,781	269,040,536
Total	17,250,465	$15.81	17,242,237	$269,040,536
1Share purchases in February 2024 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares.
2On May 31, 2023, the Company's Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company's common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. On April 30, 2024, the Company's Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The stock repurchase authorization expires on April 29, 2025. The Company may suspend or terminate at any time without prior notice. The Company is not obligated under this authorization to repurchase any specific number of shares.
3Repurchases of common stock in April 2024 were made under the $500 million stock repurchase authorization on May 31, 2023. All repurchases of common stock made after April 30, 2024 were repurchased under the $500 million stock repurchase authorization on April 30, 2024. As of June 30, 2024, the Company was authorized to repurchase an additional $269 million of the Company's common stock.

Item 5. Other Information
During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]

Exhibit 22	Subsidiary Issuers of Guaranteed Securities (filed herewith).
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
1 Filed as an exhibit to the Company's (File No. 001-35568) Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023 and hereby incorporated by reference.
2 Filed as an exhibit to Legacy HTA's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on April 29, 2020 and hereby incorporated by reference.
3 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on July 26, 2022 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
August 2, 2024