Form 10-Q
period 2024-09-30
Healthcare Realty Trust Inc
filed 2024-10-30
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of October 25, 2024, the Registrant had 354,388,216 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2024	DECEMBER 31, 2023
Real estate properties
Land	$1,195,116	$1,343,265
Buildings and improvements	10,074,504	10,881,373
Lease intangibles	718,343	836,302
Personal property	9,246	12,718
Investment in financing receivable, net	123,045	122,602
Financing lease right-of-use assets	77,728	82,209
Construction in progress	125,944	60,727
Land held for development	52,408	59,871
Total real estate properties	12,376,334	13,399,067
Less accumulated depreciation and amortization	(2,478,544)	(2,226,853)
Total real estate properties, net	9,897,790	11,172,214
Cash and cash equivalents	22,801	25,699
Assets held for sale, net	156,218	8,834
Operating lease right-of-use assets	259,013	275,975
Investments in unconsolidated joint ventures	417,084	311,511
Goodwill	—	250,530
Other assets, net	491,679	592,368
Total assets	$11,244,585	$12,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,957,796	$4,994,859
Accounts payable and accrued liabilities	197,428	211,994
Liabilities of assets held for sale	7,919	295
Operating lease liabilities	229,925	229,714
Financing lease liabilities	71,887	74,503
Other liabilities	180,283	202,984
Total liabilities	5,645,238	5,714,349
Commitments and contingencies
Redeemable non-controlling interests	3,875	3,868
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 355,834 and 380,964 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	3,558	3,810
Additional paid-in capital	9,198,004	9,602,592
Accumulated other comprehensive loss	(16,963)	(10,741)
Cumulative net income attributable to common stockholders	481,155	1,028,794
Cumulative dividends	(4,150,328)	(3,801,793)
Total stockholders' equity	5,515,426	6,822,662
Non-controlling interest	80,046	96,252
Total equity	5,595,472	6,918,914
Total liabilities and equity	$11,244,585	$12,637,131
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2024	2023	2024	2023
Revenues
Rental income	$306,499	$333,335	$932,710	$987,109
Interest income	3,904	4,264	12,307	12,711
Other operating	5,020	4,661	13,533	13,508
	315,423	342,260	958,550	1,013,328
Expenses
Property operating	120,232	131,639	359,030	379,074
General and administrative	20,124	13,396	48,913	43,796
Transaction costs	719	769	1,545	1,725
Merger-related costs	—	7,450	—	(3,366)
Depreciation and amortization	163,226	182,989	514,821	550,661
	304,301	336,243	924,309	971,890
Other income (expense)
Gain on sales of real estate properties and other assets	39,310	48,811	77,670	56,974
Interest expense	(60,649)	(66,304)	(184,159)	(195,397)
Gain on extinguishment of debt	—	62	—	62
Impairment of real estate properties and credit loss reserves	(84,394)	(56,873)	(232,450)	(143,510)
Impairment of goodwill	—	—	(250,530)	—
Equity income (loss) from unconsolidated joint ventures	208	(456)	(360)	(1,253)
Interest and other (expense) income, net	(132)	139	(104)	1,278
	(105,657)	(74,621)	(589,933)	(281,846)
Net loss	$(94,535)	$(68,604)	$(555,692)	$(240,408)
Net loss attributable to non-controlling interests	1,512	760	8,053	2,680
Net loss attributable to common stockholders	$(93,023)	$(67,844)	$(547,639)	$(237,728)

Basic earnings per common share	$(0.26)	$(0.18)	$(1.49)	$(0.63)
Diluted earnings per common share	$(0.26)	$(0.18)	$(1.49)	$(0.63)

Weighted average common shares outstanding - basic	358,960	378,925	370,254	378,886
Weighted average common shares outstanding - diluted	358,960	378,925	370,254	378,886

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2024 and 2023
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2024	2023	2024	2023
Net loss	$(94,535)	$(68,604)	$(555,692)	$(240,408)
Other comprehensive income (loss)
Interest rate derivatives
Reclassification adjustments for gains included in interest expense	(3,641)	(4,168)	(11,169)	(9,874)
(Losses) gains arising during the period on interest rate swaps	(20,662)	12,016	4,839	24,999
	(24,303)	7,848	(6,330)	15,125
Comprehensive loss	(118,838)	(60,756)	(562,022)	(225,283)
Less: comprehensive loss attributable to non-controlling interests	1,866	663	8,161	2,494
Comprehensive loss attributable to common stockholders	$(116,972)	$(60,093)	$(553,861)	$(222,789)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended September 30, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2024	$3,643	$9,340,028	$6,986	$574,178	$(4,037,693)	$5,887,142	$83,675	$5,970,817	$3,875
Share-based compensation	—	7,908	—	—	—	7,908	—	7,908	—
Common stock repurchases	(85)	(149,932)	—	—	—	(150,017)	—	(150,017)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(625)	(625)	—
Net loss	—	—	—	(93,023)	—	(93,023)	(1,512)	(94,535)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,588)	—	—	(3,588)	(53)	(3,641)	—
Losses arising during the period on interest rate swaps	—	—	(20,361)	—	—	(20,361)	(301)	(20,662)	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(112,635)	(112,635)	(1,138)	(113,773)	—
Balance at September 30, 2024	$3,558	$9,198,004	$(16,963)	$481,155	$(4,150,328)	$5,515,426	$80,046	$5,595,472	$3,875

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2023	$3,808	$9,595,033	$9,328	$1,137,171	$(3,565,941)	$7,179,399	$104,018	$7,283,417	$2,487
Issuance of common stock, net of issuance costs	—	33	—	—	—	33	—	33	—
Common stock redemptions	—	8	—	—	—	8	—	8	—
Share-based compensation	1	2,555	—	—	—	2,556	—	2,556	—
Net loss	—	—	—	(67,844)	—	(67,844)	(760)	(68,604)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(4,118)	—	—	(4,118)	(50)	(4,168)	—
Gains arising during the period on interest rate swaps	—	—	11,869	—	—	11,869	147	12,016	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	710
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(2)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,203)	(118,203)	(1,467)	(119,670)	—
Balance at September 30, 2023	$3,809	$9,597,629	$17,079	$1,069,327	$(3,684,144)	$7,003,700	$101,888	$7,105,588	$3,195

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Nine Months Ended September 30, 2024 and 2023
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2023	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
Issuance of common stock, net of issuance costs	—	104	—	—	—	104	—	104	—
Common stock redemptions	—	(138)	—	—	—	(138)	—	(138)	—
Conversion of OP Units to common stock	2	3,410	—	—	—	3,412	(3,412)	—	—
Share-based compensation	3	14,849	—	—	—	14,852	—	14,852	—
Common stock repurchases	(257)	(422,813)	—	—	—	(423,070)	—	(423,070)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(625)	(625)	—
Net loss	—	—	—	(547,639)	—	(547,639)	(8,053)	(555,692)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(11,012)	—	—	(11,012)	(157)	(11,169)	—
Gains arising during the period on interest rate swaps	—	—	4,790	—	—	4,790	49	4,839	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(6)
Dividends to common stockholders and distributions to non-controlling interest holders (0.93 per share)	—	—	—	—	(348,535)	(348,535)	(4,008)	(352,543)	—
Balance at September 30, 2024	$3,558	$9,198,004	$(16,963)	$481,155	$(4,150,328)	$5,515,426	$80,046	$5,595,472	$3,875

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818	$2,014
Issuance of common stock, net of issuance costs	—	112	—	—	—	112	—	112	—
Common stock redemptions	—	(1,587)	—	—	—	(1,587)	—	(1,587)	—
Share-based compensation	3	11,467	—	—	—	11,470	—	11,470	—
Net loss	—	—	—	(237,728)	—	(237,728)	(2,680)	(240,408)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(9,757)	—	—	(9,757)	(117)	(9,874)	—
Gains arising during the period on interest rate swaps	—	—	24,696	—	—	24,696	303	24,999	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	1,210
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(29)
Dividends to common stockholders and distributions to non-controlling interest holders (0.93 per share)	—	—	—	—	(354,582)	(354,582)	(4,360)	(358,942)	—
Balance at September 30, 2023	$3,809	$9,597,629	$17,079	$1,069,327	$(3,684,144)	$7,003,700	$101,888	$7,105,588	$3,195
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	NINE MONTHS ENDED September 30,
	2024	2023
Net loss	$(555,692)	$(240,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	514,821	550,661
Other amortization	35,051	33,822
Share-based compensation	14,852	11,470
Amortization of straight-line rent receivable (lessor)	(20,935)	(29,320)
Amortization of straight-line rent on operating leases (lessee)	2,963	4,600
Gain on sales of real estate properties and other assets	(77,670)	(56,974)
Gain on extinguishment of debt	—	(62)
Impairment of real estate properties and credit loss reserves	232,450	143,510
Impairment of goodwill	250,530	—
Equity loss from unconsolidated joint ventures	360	1,253
Distributions from unconsolidated joint ventures	4,946	4,366
Non-cash interest from financing and notes receivable	(1,610)	(1,067)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(5,758)	(34,632)
Accounts payable and accrued liabilities	(27,925)	(32,060)
Other liabilities	(2,778)	17,345
Net cash provided by operating activities	363,605	372,504

INVESTING ACTIVITIES
Acquisitions of real estate	—	(48,106)
Development of real estate	(51,336)	(31,318)
Additional long-lived assets	(186,742)	(156,871)
Funding of mortgages and notes receivable	(3,565)	(14,597)
Investments in unconsolidated joint ventures	—	(3,824)
Investment in financing receivable	(22)	(310)
Contributions from redeemable non-controlling interests	13	710
Proceeds from sales of real estate properties and additional long-lived assets	722,940	366,779
Proceeds from notes receivable repayments	861	—
Net cash provided by investing activities	482,149	112,463

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	206,000	(149,000)
Repayment on term loan	(250,000)	—
Repayments of notes and bonds payable	(25,130)	(11,988)
Dividends paid	(348,064)	(354,171)
Net proceeds from issuance of common stock	104	110
Common stock redemptions	(321)	(1,834)
Common stock repurchases	(423,070)	—
Distributions to non-controlling interest holders	(3,612)	(3,836)
Redemption of non-controlling interest	(625)	—
Debt issuance and assumption costs	(563)	(529)
Payments made on finance leases	(13)	(12)
Net cash used in financing activities	(845,294)	(521,260)

Increase (decrease) in cash and cash equivalents	460	(36,293)
Cash and cash equivalents at beginning of period	25,699	60,961
Cash and cash equivalents at end of period, including assets held for sale	26,159	24,668
Cash and cash equivalents held for sale	(3,358)	—
Cash and cash equivalents at end of period	$22,801	$24,668

Supplemental Cash Flow Information	NINE MONTHS ENDED September 30,
	2024	2023
Interest paid	$177,507	$185,402
Mortgage notes receivable taken in connection with sale of real estate	$—	$45,000
Invoices accrued for construction, tenant improvements and other capitalized costs	$49,886	$32,590
Mortgage note payable assumed in connection with acquisition of real estate, net	$—	$5,284
Capitalized interest	$3,211	$2,077
Contribution of real estate properties into unconsolidated joint venture	$110,879	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2024, the Company had gross investments of approximately $12.4 billion in 605 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. In addition, as of September 30, 2024, the Company had a weighted average ownership interest of approximately 33% in 55 real estate properties held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 34 states and total approximately 35.4 million square feet. The Company provided leasing and property management services to 92% of its portfolio nationwide as of September 30, 2024.
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
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the OP, the day-to-day management of which is exclusively controlled by the Company. As of September 30, 2024, the Company owned 98.5% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.5% of the OP's issued and outstanding units.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
The OP is 98.5% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2024, there were approximately 5.3 million OP Units, or 1.5% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of September 30, 2024, the Company had four consolidated VIEs (including one held for sale), in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate:

(dollars in thousands)	September 30, 2024
Assets:
Total real estate properties, net	$99,946
Cash and cash equivalents	162
Other assets, net	806
Assets held for sale, net	32,264
Total assets	$133,178
Liabilities:
Accrued expenses and other liabilities	$9,217
Liabilities held for sale, net	509
Total liabilities	$9,726
As of September 30, 2024, the Company had three unconsolidated VIEs consisting of two notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivable as amortized cost and a joint venture arrangement under the equity method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Notes receivable	$20,500	$20,500
2021	Charlotte, NC [1]	Notes receivable	7,285	7,332
2022	Texas [2]	Joint venture	57,955	57,955
1Assumed mortgage notes receivable in connection with the Merger.
2Includes investments in seven properties.

As of September 30, 2024, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of September 30, 2024, the Company had redeemable non-controlling interests of $3.9 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three and nine months ended September 30, 2024, the Company recognized real estate impairments totaling $37.6 million and $174.5 million, respectively, as a result of completed and planned disposition activity.
As of September 30, 2024, 11 real estate properties totaling $52.6 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, less estimated closing costs.
Goodwill Impairment
During the first quarter of 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, a goodwill evaluation was performed. As of the measurement date, the Company's current operations are carried out through a single reporting unit that had a carrying value of approximately $12.0 billion. The Company determined that the carrying value exceeded estimated fair value and therefore an impairment of goodwill was recorded. The Company recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the Condensed Consolidated Statements of Operations.

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

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of SEPTEMBER 30, 2024
May 2021	Poway, CA	5.71%	$115,683
November 2021	Columbus, OH	6.48%	7,362
			$123,045

Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of September 30, 2024, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $121.7 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of SEPTEMBER 30, 2024	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of SEPTEMBER 30, 2024
Mezzanine loans
Texas	6/24/2021	6/24/2024	8.00%	$54,119	$54,119	$906	$(51,958)	$(3,067)	$—
Arizona	12/21/2023	12/20/2026	9.00%	6,000	6,000	36	—	—	6,036
				60,119	60,119	942	(51,958)	(3,067)	6,036
Mortgage loans
Texas [1]	6/30/2021	12/02/2024	7.00%	31,150	31,150	551	(11,201)	—	20,500
North Carolina [2]	12/22/2021	12/22/2024	8.00%	6,000	6,000	1,332	—	(47)	7,285
Florida	5/17/2022	2/27/2026	6.00%	65,000	35,721	179	—	(29)	35,871
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	177	—	—	45,177
Florida	12/28/2023	12/28/2026	9.00%	7,700	6,839	—	—	—	6,839
				154,850	124,710	2,239	(11,201)	(76)	115,672

				$214,969	$184,829	$3,181	$(63,159)	$(3,143)	$121,708
1During the second quarter of 2024, the Company determined that an allowance for credit loss of $11.2 million was needed on this mortgage loan. The reserve amount consists of approximately $10.7 million of principal and approximately $0.5 million of interest. Additionally, the maturity date on this mortgage loan was extended to December 2, 2024.
2Outstanding principal and interest due upon maturity.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
During the first quarter of 2023, the Company determined that the risk of credit loss on two of its mezzanine loans was no longer remote and recorded a credit loss reserve of $5.2 million. During the nine months ended September 30, 2024, the Company determined that an additional allowance of $46.8 million was needed on these two mezzanine loans. Additionally, during the nine months ended September 30, 2024 the Company determined the risk of credit loss on one of its mortgage notes receivable was no longer remote and recorded a credit loss reserve of $11.2 million, for a total of $58.0 million in total credit loss reserves year-to-date. The Company utilized the level 3 fair value hierarchy, which included a brokerage estimate on the underlying collateral of the mortgage loan, to determine the amount of credit loss reserve.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	NINE MONTHS ENDED SEPTEMBER 30, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Allowance for credit losses, beginning of period	$5,196	$—
Credit loss reserves	57,963	5,196
Allowance for credit losses, end of period	$63,159	$5,196
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.1 million and $6.3 million, respectively, for the three and nine months ended September 30, 2024, and $2.0 million and $6.2 million, respectively, for the three and nine months ended September 30, 2023, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.8 million and $6.0 million, respectively, for the three and nine months ended September 30, 2024, and $2.3 million and $6.5 million, respectively, for the three and nine months ended September 30, 2023. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. In 2023, the Company placed two of its real estate notes receivable on non-accrual status and accordingly did not recognize any interest income for the three and nine month periods ended September 30, 2024. In the second quarter of 2024, the Company placed one of its real estate notes receivable with a principal balance, net of credit loss, of $20.5 million on non-accrual status.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2024	2023	2024	2023
Type of Revenue
Parking income	$2,363	$2,751	$7,372	$7,511
Management fee income/other [1]	2,657	1,910	6,161	5,997
	$5,020	$4,661	$13,533	$13,508
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
Note 2. Real Estate Investments
2024 Acquisition Activity
The Company had no real estate acquisition activity for the nine months ended September 30, 2024.

Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three and nine months ended September 30, 2024 and 2023 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2024	2023	2024	2023

Investments in unconsolidated joint ventures, beginning of period	$374,841	$327,245	$311,511	$327,248
New investment during the period [1]	44,332	—	110,879	3,824
Equity income (loss) recognized during the period	208	(456)	(360)	(1,253)
Owner distributions	(2,297)	(1,336)	(4,946)	(4,366)
Investments in unconsolidated joint ventures, end of period	$417,084	$325,453	$417,084	$325,453
1In the third quarter of 2024, the Company contributed seven properties into a new joint venture in which it retained a 20% ownership interest. The Company also contributed four properties into a joint venture entered into in the second quarter of 2024, for a total of 15 properties, in which it

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
retained a 20% ownership interest. See 2024 "Real Estate Asset Dispositions" below for additional information. In 2023, there was an additional investment in an existing joint venture in which the Company retained a 40% ownership interest. The investment consisted of the Company's contribution of a property in Dallas, TX to the joint venture.
2024 Real Estate Asset Dispositions
The following table details the Company's dispositions and joint venture contributions for the nine months ended September 30, 2024.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Albany, NY	4/1/24	$725	$(60)	$665	$765	$(82)	$(18)	14,800
San Angelo, TX	4/12/24	5,085	(128)	4,957	4,917	66	(26)	24,580
Houston, TX	5/20/24	250	(9)	241	713	(520)	48	37,040
Multiple [1]	5/23/24	284,348	(14,270)	270,078	254,176	25,836	(9,934)	556,274
Denver, CO	5/30/24	19,000	(628)	18,372	18,522	165	(315)	37,130
Austin, TX [1]	6/6/24	54,858	(1,575)	53,283	27,964	623	24,696	129,879
Minneapolis, MN	6/21/24	1,082	(144)	938	303	43	592	50,291
Greensboro/Raleigh, NC [2]	6/28/24	99,518	(2,835)	96,683	86,810	906	8,967	309,424
Albany, NY	8/2/24	6,300	(847)	5,453	5,528	486	(561)	180,000
Charlotte, NC	8/6/24	26,670	(395)	26,275	14,853	613	10,809	90,633
Charleston, SC	8/13/24	14,500	(589)	13,911	11,488	1	2,422	46,711
Multiple [1]	8/23/24	118,000	(8,615)	109,385	113,956	548	(5,119)	266,782
Multiple [3]	8/27/24	177,250	(7,085)	170,165	169,545	5,363	(4,743)	473,003
Austin, TX	9/13/24	42,281	(1,257)	41,024	14,561	425	26,038	76,246
Raleigh, NC	9/26/24	1,813	(27)	1,786	1,694	50	42	5,934

Total dispositions		$851,680	$(38,464)	$813,216	$725,795	$34,523	$52,898	2,298,727
1The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Raleigh, NC, New York, NY, Philadelphia, PA, Atlanta, GA, Austin, TX, Houston, TX, Miami, FL, and Denver, CO; two medical outpatient properties in Los Angeles, CA and five in Seattle, WA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $343.1 million.
2The Company sold seven medical outpatient properties in Greensboro, NC and two medical outpatient properties in Raleigh, NC to a single buyer in a single transaction.
3The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: two in each of Nashville, TN and Denver, CO; one in each of Dallas, TX, San Antonio, TX and Atlanta, GA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $148.9 million.

Subsequent to September 30, 2024, the Company disposed of the following properties, which were classified as held for sale as of September 30, 2024:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Houston, TX [1]	10/3/24	$12,000	140,012
Greensboro, NC	10/9/24	12,514	35,373
Des Moines, IA	10/15/24	31,750	95,486
Albany, NY	10/15/24	9,500	80,676
Salt Lake City, UT [2]	10/24/24	30,712	112,192
Miami, FL	10/25/24	36,789	102,186
Miami, FL	10/25/24	17,767	60,761

Total		$151,032	$626,686
1.The Company provided seller financing of approximately $9.6 million in connection with this sale.
2.The Company sold a medical outpatient property that was included in a consolidated joint venture in which the Company held a 63% ownership interest.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Assets Held for Sale
The Company had 10 properties classified as assets held for sale as of September 30, 2024, and one property classified as assets held for sale as of December 31, 2023. The table below reflects the assets and liabilities classified as held for sale as of September 30, 2024, and December 31, 2023:

Dollars in thousands	September 30, 2024	December 31, 2023
Balance Sheet data:
Land	$38,469	$1,850
Building and improvements	117,241	6,779
Lease intangibles	16,716	1,017
Personal property	65	—
Land held for development	5,000	—
	177,491	9,646
Accumulated depreciation	(33,997)	(913)
Real estate assets held for sale, net [1]	143,494	8,733
Cash and cash equivalents	3,358	—
Operating lease right-of-use assets	3,160	—
Other assets, net	6,206	101
Assets held for sale, net	$156,218	$8,834

Accounts payable and accrued liabilities	$3,494	$23
Operating lease liabilities	2,741	—
Other liabilities	1,684	272
Liabilities of assets held for sale	$7,919	$295
Non-controlling interest held for sale	$11,147	$—
1Net real estate assets held for sale include the impact of $34.6 million of impairment charges for the nine months ended September 30, 2024.
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three and nine months ended September 30, 2024 was $306.5 million and $932.7 million, respectively. Lease income for the Company's operating leases, recognized for the three and nine months ended September 30, 2023 was $333.3 million and $987.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of September 30, 2024, were as follows:

Dollars in thousands	OPERATING
2024	$218,129
2025	836,208
2026	748,331
2027	629,408
2028	513,690
2029 and thereafter	1,683,468
$4,629,234
Lessee Accounting
The Company is obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2024, the Company had 217 properties totaling 16.3 million square feet that were held under ground leases. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 73 prepaid ground leases as of September 30, 2024. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.3 million of the Company's rental expense for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company’s future lease payments (primarily for its 144 non-prepaid ground leases) as of September 30, 2024, were as follows:

Dollars in thousands	OPERATING	FINANCING
2024	$2,930	$816
2025	12,769	2,070
2026	12,900	2,106
2027	13,103	2,145
2028	13,239	2,177
2029 and thereafter	688,868	385,382
Total undiscounted lease payments	743,809	394,696
Discount	(513,884)	(322,809)
Lease liabilities	$229,925	$71,887

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2024 and 2023:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2024	2023	2024	2023
Operating lease cost
Operating lease expense	$4,484	$5,312	$13,549	$15,748
Variable lease expense	1,240	2,417	3,782	6,788

Finance lease cost
Amortization of right-of-use assets	383	387	1,162	1,161
Interest on lease liabilities	934	928	2,814	2,770
Total lease expense	$7,041	$9,044	$21,307	$26,467

Other information
Operating cash flows outflows related to operating leases	$3,513	$5,281	$12,441	$16,475
Operating cash flows outflows related to financing leases	$504	$524	$1,658	$1,592
Financing cash flows outflows related to financing leases	$4	$7	$13	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,294	$—	$3,855	$—

Weighted-average years remaining lease term (excluding renewal options) - operating leases	44.5	47.5
Weighted-average years remaining lease term (excluding renewal options) - finance leases	58.0	58.2
Weighted-average discount rate - operating leases	5.7%	5.8%
Weighted-average discount rate - finance leases	5.0%	5.0%
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of September 30, 2024, and December 31, 2023.

	MATURITY DATE	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 9/30/2024
Dollars in thousands		9/30/2024	12/31/2023
$1.5 billion Unsecured Credit Facility [2]	10/25	$206,000	$—	5.79%
$200 million Unsecured Term Loan [3]	5/25	199,833	199,903	6.24%
$350 million Unsecured Term Loan [4,5]	7/25	99,740	349,798	6.24%
$300 million Unsecured Term Loan	10/25	299,975	299,958	6.24%
$150 million Unsecured Term Loan	6/26	149,753	149,643	6.24%
$200 million Unsecured Term Loan	7/27	199,606	199,502	6.24%
$300 million Unsecured Term Loan	1/28	298,603	298,288	6.24%
Senior Notes due 2025	5/25	249,771	249,484	4.12%
Senior Notes due 2026	8/26	584,836	579,017	4.94%
Senior Notes due 2027	7/27	486,990	483,727	4.76%
Senior Notes due 2028	1/28	297,877	297,429	3.85%
Senior Notes due 2030	2/30	583,330	575,443	5.30%
Senior Notes due 2030	3/30	297,086	296,780	2.72%
Senior Notes due 2031	3/31	296,214	295,832	2.25%
Senior Notes due 2031	3/31	662,719	649,521	5.13%
Mortgage notes payable	9/24-12/26	45,463	70,534	3.57% - 6.88%
		$4,957,796	$4,994,859
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2As of September 30, 2024, the Company had $1.3 billion available to be drawn on its $1.5 billion Unsecured Credit Facility.

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
5In September 2024, the Company repaid an additional $150 million of the $350 million Unsecured Term Loan. In October 2024, the Company repaid the remaining $100 million outstanding on this loan.

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
On September 1, 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.15% per annum with an outstanding principal balance of $6.9 million. The mortgage note encumbered a 64,143 square foot property in Minnesota.
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
As of September 30, 2024, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of September 30, 2024.

	BALANCE AT SEPTEMBER 30, 2024
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$(16,847)
Interest rate swaps	Other assets	$2,094
Total derivatives designated as hedging instruments		$(14,753)

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2024 and 2023 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2024	2023		2024	2023
Interest rate swaps	$20,662	$(12,016)	Interest expense	$(3,790)	$(4,317)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$20,662	$(12,016)	Total interest expense	$(3,641)	$(4,168)

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE nine months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2024	2023		2024	2023
Interest rate swaps	$(4,839)	$(24,999)	Interest expense	$(11,615)	$(10,320)
Settled treasury hedges	—	—	Interest expense	126	126
Settled interest rate swaps	—	—	Interest expense	320	320
	$(4,839)	$(24,999)	Total interest expense	$(11,169)	$(9,874)

The Company estimates that an additional $1.5 million related to active interest rate swaps will be reclassified from AOCI as an increase to interest expense over the next 12 months, and that an additional $0.5 million related to settled interest rate swaps will be amortized from AOCI as an increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender should the Company default on the indebtedness.
As of September 30, 2024, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.3 million. As of September 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Development and Redevelopment Activity
For the nine months ended September 30, 2024, the Company invested $58.7 million and $17.7 million toward active development and redevelopment of properties, respectively, and $34.6 million toward recently completed development and redevelopment projects.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023:

	NINE MONTHS ENDED SEPTEMBER 30, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Balance, beginning of period	380,964,433	380,589,894
Issuance of common stock	8,623	8,627
Conversion of OP units to common stock	194,767	190,544
Shares Repurchased	(25,735,088)	—
Non-vested share-based awards, net of withheld shares and forfeitures	401,648	175,368
Balance, end of period	355,834,383	380,964,433
Common Stock Dividends
During the nine months ended September 30, 2024, the Company declared and paid common stock dividends totaling $0.93 per share. On October 29, 2024, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on November 27, 2024, to stockholders of record on November 12, 2024.
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
During the third quarter of 2024, the Company repurchased an aggregate of 8,492,851 shares of its common stock at a weighted average price of $17.64 for a total of $149.8 million under this authorization. As of September 30, 2024, the Company was authorized to repurchase an additional $119.2 million of the Company's common stock.
Subsequent to September 30, 2024, the Company repurchased 1,380,000 shares of its common stock for a total of $24.2 million. On October 29, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The stock repurchase authorization expires on October 28, 2025, and the Company may suspend or terminate repurchases at any time without prior notice.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024, and 2023.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2024	2023	2024	2023
Weighted average common shares outstanding
Weighted average common shares outstanding	360,981,496	380,857,560	372,230,619	380,828,004
Non-vested shares	(2,021,666)	(1,932,221)	(1,976,421)	(1,941,897)
Weighted average common shares outstanding - basic	358,959,830	378,925,339	370,254,198	378,886,107

Weighted average common shares outstanding - basic	358,959,830	378,925,339	370,254,198	378,886,107
Dilutive effect of OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	358,959,830	378,925,339	370,254,198	378,886,107

Net loss	$(94,535)	$(68,604)	$(555,692)	$(240,408)
Income allocated to participating securities	(560)	(636)	(2,452)	(1,868)
Loss attributable to non-controlling interest	1,512	760	8,053	2,680
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(549)	(29)	(2,560)	(122)
Net loss applicable to common stockholders - basic	$(94,132)	$(68,509)	$(552,651)	$(239,718)

Basic earnings per common share - net loss	$(0.26)	$(0.18)	$(1.49)	$(0.63)
Diluted earnings per common share - net loss	$(0.26)	$(0.18)	$(1.49)	$(0.63)
The effect of OP Units redeemable for 3,649,637 shares and 3,662,800 shares for the three and nine months ended September 30, 2024, respectively, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan ("Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the nine months ended September 30, 2024, the Company made the following equity awards:
•Restricted Stock
•During the first quarter of 2024, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $5.6 million, which consisted of an aggregate of 361,712 non-vested shares with vesting periods ranging from three to eight years.
•During the second quarter of 2024, the Company granted to independent directors an aggregate of 58,910 shares of non-vested stock with a grant date fair value of $0.9 million, and an aggregate of 45,982 LTIP Series D units with a grant date fair value of $0.7 million. The Company also granted non-vested stock to other members of senior management with an aggregate grant date fair value of $0.1 million, which consisted of an aggregate of 9,350 non-vested shares.
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
The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three and nine months ended September 30, 2024 and 2023:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Share-based awards, beginning of period	4,085,059	2,923,018	2,615,562	2,090,060
Granted [1]	—	—	1,611,578	1,118,537
Vested	(9,730)	(11,664)	(84,804)	(188,070)
Change in awards based on performance assessment	—	(126,418)	(47,202)	(205,668)
Forfeited	—	—	(19,805)	(29,923)
Share-based awards, end of period	4,075,329	2,784,936	4,075,329	2,784,936
1LTIP-C units are issued at the maximum possible value of the award and are reflected as such in this table until the performance conditions have been satisfied and the exact number of awards are determinable.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table represents expected amortization of the Company's non-vested awards issued as of September 30, 2024:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2024	$3.6
2025	12.1
2026	9.2
2027	5.0
2028 and thereafter	2.7
Total	$32.6
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value (level 1 inputs) due to the short-term maturity of these investments.
•Real estate notes receivable - Real estate notes receivable is recorded in other assets on the Company's Condensed Consolidated Balance Sheets. Fair value is estimated using cash flow analyses, based on current interest rates for similar types of arrangements using level 2 inputs in the hierarchy. However, the fair value of three notes receivable were determined utilizing the fair value of the receivables' collateral, as the receivables are collateral-dependent, and were classified as level 3 inputs in the hierarchy.
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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable at September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$4,957.8	$4,909.5	$4,994.9	$4,872.7
Real estate notes receivable	$121.7	$118.2	$173.6	$172.5
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

Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the Company's current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Such risks and uncertainties include, among other things, the following: the Company’s expected results may not be achieved; failure to realize the expected benefits of the Merger; risks related to future opportunities and plans for the Company, including the uncertainty of expected future financial performance and results of the Company; the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline; pandemics or other health crises; increases in interest rates; the availability and cost of capital at expected rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to release space at similar rates as vacancies occur; the Company's ability to renew expiring leases; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; the Company may be required under purchase options to sell properties and may not be able to reinvest the proceeds from such sales at rates of return equal to the return received on the properties sold; uninsured or underinsured losses related to casualty or liability; the incurrence of impairment charges on its real estate properties or other assets; other legal and operational matters; and other risks and uncertainties affecting the Company, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, other risks and uncertainties of which the Company is not currently aware may also affect the Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Company on its website or otherwise. The Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of September 30, 2024, the Company had $1.3 billion available to be drawn on its unsecured credit facility ("Unsecured Credit Facility") and available cash.
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
Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2024 were approximately $482.1 million. Below is a summary of the investing activities.
Dispositions
The Company disposed of or contributed to joint ventures 41 properties during the nine months ended September 30, 2024, for a total sales price of $851.7 million, generating gross proceeds of $739.2 million, net of joint venture contributions and secured financing. The following table details these dispositions for the nine months ended September 30, 2024:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Albany, NY	4/1/24	$725	14,800
San Angelo, TX	4/12/24	5,085	24,580
Houston, TX	5/20/24	250	37,040
Multiple [1]	5/23/24	284,348	556,274
Denver, CO	5/30/24	19,000	37,130
Austin, TX [1]	6/6/24	54,858	129,879
Minneapolis, MN	6/21/24	1,082	50,291
Greensboro/Raleigh, NC [2]	6/28/24	99,518	309,424
Albany, NY	8/2/24	6,300	180,000
Charlotte, NC	8/6/24	26,670	90,633
Charleston, SC	8/13/24	14,500	46,711
Multiple [1]	8/23/24	118,000	266,782
Multiple [3]	8/27/24	177,250	473,003
Austin, TX	9/13/24	42,281	76,246
Raleigh, NC	9/26/24	1,813	5,934

Total		$851,680	$2,298,727
1The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Raleigh, NC, New York, NY, Philadelphia, PA, Atlanta, GA, Austin, TX, Houston, TX, Miami, FL, and Denver, CO; two medical outpatient properties in Los Angeles and five in Seattle, WA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property.
2The Company sold seven medical outpatient properties in Greensboro, NC and two medical outpatient properties in Raleigh, NC to a single buyer in a single transaction.
3The Company sold the following medical outpatient properties into a joint venture, retaining 20% ownership: one in each of Dallas, TX, San Antonio, TX and Atlanta, GA; and two in each of Nashville, TN and Denver, CO.

Subsequent to September 30, 2024, the Company disposed of the following properties:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Houston, TX [1]	10/3/24	$12,000	140,012
Greensboro, NC	10/9/24	12,514	35,373
Des Moines, IA	10/15/24	31,750	95,486
Albany, NY	10/15/24	9,500	80,676
Salt Lake City, UT [2]	10/24/24	30,712	112,192
Miami, FL	10/25/24	36,789	102,186
Miami, FL	10/25/24	17,767	60,761

Total		$151,032	$626,686
1.The Company provided seller financing of approximately $9.6 million in connection with this sale.
2.The Company sold a medical outpatient property that was included in a consolidated joint venture in which the Company held a 63% ownership interest.

Investment in Unconsolidated Joint Venture
During the nine months ended September 30, 2024, the Company's investment in two unconsolidated joint ventures in which it holds a 20% interest increased by $89.6 million and $21.3 million, respectively, relating to the Company's contribution of medical outpatient properties to the joint ventures.
Capital Expenditures
During the nine months ended September 30, 2024, the Company incurred capital costs totaling $223.7 million for the following:
•$76.4 million toward active development and redevelopment of properties;
•$34.6 million toward completed development and redevelopment of properties;
•$39.2 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$48.8 million toward second generation tenant improvements; and
•$24.7 million toward building capital.

Real Estate Notes Receivable
On June 24, 2024, the Company's two mezzanine loans in Texas with a total principal balance of $54.1 million matured. On July 15, 2024, the senior lender on the construction loan associated with the underlying project provided notice of foreclosure proceedings to the borrower. The borrower is in negotiations with a third party to provide financing that will repay the senior lender. In the third quarter of 2024, the Company recorded an allowance for credit loss of $46.8 million to cover the entire carrying amount for these loans. As of the date of these financial statements, the outstanding principal and interest on these loans had not been repaid.
During the second quarter of 2024, the Company placed one of its real estate notes receivable with a principal balance of $31.2 million on non-accrual status. The Company determined that the risk of credit loss was no longer remote and recorded a credit loss reserve of $11.2 million.
See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2024 were approximately $845.3 million. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Debt Activity
As of September 30, 2024, the Company had outstanding interest rate derivatives totaling $1.1 billion to hedge the one-month term Secured Overnight Financing Rate ("SOFR"). The following table details the amount and rate of each swap (dollars in thousands):

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
During the second quarter of 2024, the Company repaid $100 million of the $350 million Unsecured Term Loan and exercised its second option to extend the maturity date for one year to July 2025 for a fee of approximately $0.3 million. During the third quarter of 2024, the Company repaid an additional $150 million of the Unsecured Term Loan. In October 2024, the Company repaid the remaining $100 million outstanding of the Unsecured Term Loan.
During the third quarter of 2024, the Company repaid in full at maturity, a mortgage note payable bearing interest at a rate of 4.15% per annum with an outstanding principal balance of $6.9 million. The mortgage note encumbered a 64,143 square foot property in Minnesota.
Supplemental Guarantor Information
The OP has issued unsecured notes described in Note 4 to the Company's Condensed Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.5% owned by the Company. Effective January 4, 2021, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent.
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
Operating Activities
Cash flows provided by operating activities decreased from $372.5 million for the nine months ended September 30, 2023 to $363.6 million for the nine months ended September 30, 2024. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
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

Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 418 multi-tenant and single-tenant leases totaling 1.4 million square feet that will expire during the remainder of 2024. Approximately 69.7% of the leases expiring during the remainder of 2024 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first nine months of the year was within this range.
Steward Health
As previously disclosed, on May 6, 2024, Steward Health announced that it had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, Steward leased approximately 593,000 square feet of space from the Company. Leases for six buildings in Massachusetts totaling approximately 244,000 square feet were assumed in connection with the sale of Steward’s Massachusetts hospitals on or about September 30, 2024. In October 2024, the Company received $2.2 million for prior rent owed under these assumed leases.
On October 25, 2024, leases for approximately 232,000 square feet in buildings in Florida and Massachusetts were rejected by Steward effective as of October 31, 2024, bringing the total leases rejected to 266,000 square feet. The total base rent associated with the leases rejected is approximately $0.6 million per month and the Company expects to cover operating expenses of an additional $0.2 million per month. The Company is in active discussions with Steward's subtenants to lease a portion of the rejected space.
The remaining Steward leases for approximately 83,000 square feet have not been rejected and are subject to continuing discussions. While the Company remains actively engaged in these discussions, significant uncertainty remains around whether these leases will be assumed or rejected.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2024, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 29% having modified gross lease structures and approximately 63% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF SEPTEMBER 30, 2024 [1]
Current [2]	6	$111,393
2025	5	99,799
2026	6	173,721
2027	4	110,660
2028	5	136,397
2029	3	81,844
2030	—	—
2031	4	106,779
2032	2	23,541
2033	—	—
2034 and thereafter [3]	9	323,999
Total	44	$1,168,133
1Includes three properties totaling $45.4 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 14.7 years.
3Includes two medical outpatient properties that are recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheets.

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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2024 and 2023:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2024	2023	2024	2023
Net loss attributable to common stockholders	$(93,023)	$(67,844)	$(547,639)	$(237,728)
Net loss attributable to common stockholders per diluted share [1]	$(0.26)	$(0.18)	$(1.49)	$(0.63)

Gain on sales of real estate properties	(39,148)	(48,811)	(72,601)	(56,974)
Impairment of real estate properties	37,632	56,873	174,486	138,314
Real estate depreciation and amortization	167,821	185,143	526,332	556,255
Non-controlling loss from operating partnership units	(1,372)	(841)	(7,727)	(2,935)
Unconsolidated JV depreciation and amortization	5,378	4,421	14,764	13,674
FFO adjustments	$170,311	$196,785	$635,254	$648,334
FFO adjustments per common share - diluted	$0.47	$0.51	$1.70	$1.69

FFO attributable to common stockholders	$77,288	$128,941	$87,615	$410,606
FFO attributable to common stockholders per common share - diluted	$0.21	$0.34	$0.23	$1.07

Transaction costs	719	769	1,545	1,725
Merger-related costs	—	7,450	—	(3,366)
Lease intangible amortization	(10)	213	294	600
Non-routine legal costs/forfeited earnest money received	306	—	771	275
Debt financing costs	—	(62)	—	(62)
Restructuring and severance-related charges	6,861	—	6,861	—
Credit losses and gains on other assets, net [2]	46,600	—	55,125	8,599
Impairment of goodwill	—	—	250,530	—
Merger-related fair value of debt instruments	10,184	10,667	30,353	32,085
Unconsolidated JV normalizing items [3]	101	90	277	300
Normalized FFO adjustments	$64,761	$19,127	$345,756	$40,156
Normalized FFO adjustments per common share - diluted	$0.18	$0.05	$0.92	$0.10

Normalized FFO attributable to common stockholders	$142,049	$148,068	$433,371	$450,762
Normalized FFO attributable to common stockholders per common share - diluted	$0.39	$0.39	$1.16	$1.18

Non-real estate depreciation and amortization	276	475	1,075	1,881
Non-cash interest amortization, net [4]	1,319	1,402	3,862	3,703
Rent reserves, net	(27)	442	1,083	1,759
Straight-line rent, net	(5,771)	(8,470)	(20,203)	(24,720)
Stock-based compensation	4,064	2,556	11,008	10,224
Unconsolidated JV non-cash items [5]	(376)	(231)	(646)	(828)
Normalized FFO adjusted for non-cash items	$141,534	$144,242	$429,550	$442,781
2nd generation TI	(16,951)	(21,248)	(49,443)	(47,366)
Leasing commissions paid	(10,266)	(8,907)	(35,493)	(21,413)
Building capital	(7,389)	(14,354)	(25,587)	(31,949)
FAD	$106,928	$99,733	$319,027	$342,053
FFO weighted average common shares outstanding - diluted [6]	363,370	383,428	374,414	383,390
1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2For the nine months ended September 30, 2024, includes a $5.1 million gain on sale of corporate assets included in "Gains on sales of real estate and other assets" on the Statement of Operations, a $2.2 million straight line rent reversed included in "Rental income" on the Statement of Operations, and a $58.0 million credit loss reserve on three notes receivable included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations. For the nine months ended September 30, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
3Includes the Company's proportionate share of lease intangible amortization related to unconsolidated joint ventures.
4Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
5Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
6The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 760,552 and 432,597, respectively, for the three months ended September 30, 2024 and 2023, and the dilutive impact of 3,649,637 and 3,662,800 OP units outstanding for the three and nine months ended September 30, 2024, respectively.

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
The following table reflects the Company's Same Store Cash NOI for the nine months ended September 30, 2024 and 2023:

	NUMBER OF PROPERTIES	GROSS INVESTMENT at September 30, 2024	SAME STORE CASH NOI for the nine months ended September 30,
Dollars in thousands			2024	2023
Same store properties	579	$11,450,154	$526,130	$511,834
Joint venture same store properties	29	321,109	$13,175	$12,645
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the nine months ended September 30, 2024 and 2023:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2024	2023
Net loss	$(555,692)	$(240,408)
Other expense	589,933	281,846
General and administrative expense	48,913	43,796
Depreciation and amortization expense	514,821	550,661
Other expenses [1]	16,388	8,513
Straight-line rent, net	(17,971)	(24,720)
Joint venture properties	16,939	14,418
Other revenue [2]	(20,773)	(12,171)
Cash NOI	592,558	621,935
Cash NOI not included in same store	(53,253)	(97,456)
Same store cash NOI	539,305	524,479
Same store joint venture properties	(13,175)	(12,645)
Same store cash NOI (excluding JVs)	$526,130	$511,834
1.Includes transaction costs, Merger-related costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF SEPTEMBER 30, 2024
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	579	$11,450,154	33,298	89.9%
Joint venture same store properties	29	321,109	1,636	89.8%
Wholly owned and joint venture acquisitions	25	171,013	1,622	94.8%
Development completions	3	97,988	329	65.7%
Redevelopments	21	478,346	1,639	57.6%
Planned dispositions	3	48,470	144	26.4%
Total	660	$12,567,080	38,668	88.3%
Joint venture properties	55	461,748	3,263	89.1%
Total owned real estate properties	605	$12,105,332	35,405	88.3%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The Company’s results of operations for the three months ended September 30, 2024, compared to the same period in 2023 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $26.8 million, or 8.1%, for the three months ended September 30, 2024 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2023 and 2024 resulted in a decrease of $30.0 million.
•Acquisitions in 2023 resulted in an increase of $0.1 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $3.1 million.
Expenses
Property operating expenses decreased $11.4 million, or 8.7%, for the three months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $10.9 million.
•Acquisitions in 2023 resulted in an increase of $0.1 million.
•Increases in portfolio operating expenses as follows:
◦Leasing commissions expense of $1.4 million; and
◦Utilities expense of $1.3 million.
•Decreases in portfolio operating expenses as follows:
◦Property taxes of $1.6 million;
◦Maintenance and repair expense of $0.7 million;
◦Compensation expense of $0.5 million; and
◦Janitorial expense of $0.5 million.
General and administrative expenses increased approximately $6.7 million, or 50.2%, for the three months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Increases from the following expenses:
◦Restructuring and severance-related charges of $6.2 million.
◦Non-cash compensation incentive expense of $1.6 million.
◦Cash incentive compensation expense of $0.1 million.

◦Legal and other administrative costs of $0.2 million.
•Decreases in the following expenses:
◦Payroll and payroll related expenses of approximately $0.7 million.
◦Travel expenses of $0.7 million.
There were no merger-related costs for the three months ended September 30, 2024. Merger-related costs for the three months ended September 30, 2023, included legal and consulting services.
Depreciation and amortization expense decreased $19.8 million, or 10.8%, for the three months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Various building and tenant improvement expenditures resulted in an increase of $9.9 million.
•Dispositions in 2023 and 2024 resulted in a decrease of $13.2 million.
•Assets that became fully depreciated resulted in a decrease of $16.6 million.
•Acquisitions in 2023 resulted in an increase of $0.1 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
In the third quarter of 2024, the Company recognized gains on sale of real estate properties and other assets of approximately $39.3 million. In the third quarter of 2023, the Company recognized gains on sale of real estate properties of approximately $48.8 million.
Interest expense
Interest expense decreased $5.7 million, or 8.5%, for the three months ended September 30, 2024 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2024	2023	$	%
Contractual interest	$49,307	$53,911	$(4,604)	(8.5)%
Net discount/premium accretion	10,327	9,785	542	5.5%
Debt issuance costs amortization	1,227	1,338	(111)	(8.3)%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	—	988	(988)	(100.0)%
Interest cost capitalization	(1,295)	(795)	(500)	62.9%
Interest on lease liabilities	934	928	6	0.6%
Total interest expense	$60,649	$66,304	$(5,655)	(8.5)%
Contractual interest expense decreased $4.6 million, or 8.5%, for the three months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•The Unsecured Term Loans accounted for a decrease of approximately $1.9 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $3.9 million as a result of a decreased weighted average balance outstanding.
•Active interest rate derivatives accounted for a decrease of $0.5 million, while expired interest rate derivatives accounted for an increase of $2.1 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.4 million.
Impairment of real estate properties and credit loss reserves
In the third quarter of 2024, the Company recognized impairments totaling $10.8 million on 13 properties sold and $26.8 million on 12 properties with changes in the expected holding periods. In addition, the Company recorded $46.8 million in credit loss reserves relating to notes receivable. In the third quarter of 2023, the Company recognized impairments totaling $56.9 million primarily as a result of the sale of two properties, the classification of 12 properties as held for sale, and changes in the expected holding period of six properties.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The Company’s results of operations for the nine months ended September 30, 2024, compared to the same period in 2023 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $54.4 million, or 5.5%, for the nine months ended September 30, 2024 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2023 and 2024 resulted in a decrease of $61.9 million.
•Acquisitions in 2023 resulted in an increase of $1.6 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $12.1 million.
•Reversed revenue related to the Steward bankruptcy resulted in a decrease of $6.2 million, including straight-line rent of $2.7 million.
Expenses
Property operating expenses decreased $20.0 million, or 5.3%, for the nine months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $23.5 million.
•Acquisitions in 2023 resulted in an increase of $0.6 million.
•Increases in portfolio operating expenses as follows:
◦Leasing commission, administrative, and other legal expenses of $3.9 million;
◦Utilities expense of $2.1 million;
◦Janitorial expense of $0.4 million; and
◦Security expense of $0.3 million.
•Decreases in portfolio operating expenses as follows:
◦Property tax expense of $2.4 million;
◦Maintenance and repair expense of $0.7 million; and
◦Compensation expense of $0.7 million.
General and administrative expenses increased approximately $5.1 million, or 11.7%, for the nine months ended September 30, 2024, compared to the prior year period primarily as a result of the following activity:
•Increase in restructuring and severance-related charges of $6.2 million
•Increase in non-cash compensation incentive expense of $1.4 million.
•Decrease in payroll and payroll related expenses of approximately $1.0 million.
•Other decreases including travel, legal and other administrative costs of $1.5 million.

There were no merger-related costs for the nine months ended September 30, 2024. Merger-related costs for the nine months ended September 30, 2023, included legal and consulting fees, offset by a refund related to state transfer taxes.
Depreciation and amortization expense decreased $35.8 million, or 6.5%, for the nine months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $39.0 million.
•Acquisitions in 2023 resulted in an increase of $0.8 million.
•Various building and tenant improvement expenditures resulted in an increase of $31.6 million.
•Assets that became fully depreciated resulted in a decrease of $29.2 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
Gains on the sale of real estate properties and other assets for the nine months ended September 30, 2024 and 2023 totaled $77.7 million and $57.0 million, respectively.
Interest expense
Interest expense decreased $11.2 million, or 5.8%, for the nine months ended September 30, 2024, compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2024	2023	$	%
Contractual interest	$149,712	$157,443	$(7,731)	(4.9)%
Net discount/premium accretion	30,592	29,025	1,567	5.4%
Debt issuance costs amortization	3,619	4,376	(757)	(17.3)%
Amortization of interest rate swap settlement	126	126	—	—%
Amortization of treasury hedge settlement	320	320	—	—%
Fair value derivative	187	3,414	(3,227)	(94.5)%
Interest cost capitalization	(3,211)	(2,077)	(1,134)	54.6%
Interest on lease liabilities	2,814	2,770	44	1.6%
Total interest expense	$184,159	$195,397	$(11,238)	(5.8)%
Contractual interest expense decreased $7.7 million, or 4.9%, for the nine months ended September 30, 2024 compared to the prior year period primarily as a result of the following activity:
•The Unsecured Term Loans accounted for an increase of approximately $2.5 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $11.1 million as a result of a decreased weighted average balance outstanding.
•Active interest rate derivatives accounted for a decrease of $4.1 million, while expired interest rate derivatives accounted for an increase of $6.1 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $1.1 million.
Impairment of real estate properties and credit loss reserves
During the nine months ended September 30, 2024, the Company recognized impairments totaling $174.5 million on 28 properties sold and 30 properties with changes in the expected holding periods, including one property reclassified to held for sale. In addition, the Company recorded $58.0 million in credit loss reserves relates to notes receivable. During the nine months ended September 30, 2023, the Company recognized impairments totaling $138.3 million relating to six properties that were sold, one land parcel that was sold, 17 properties reclassified to held for sale and five additional properties with changes in the expected holding periods. In addition, the Company recorded $5.2 million in credit loss reserves related to notes receivable. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's notes receivable and credit loss reserves.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2024, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Risk Factors Relating to the Company

Operational Risks
The Company's results of operations have been and will continue to be impacted by the Steward Health bankruptcy.
As previously disclosed, on May 6, 2024, Steward Health announced that it had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, Steward leased approximately 593,000 square feet of space from the Company, accounting for approximately 2.0% of the Company’s rental revenue. Leases for six buildings in Massachusetts totaling approximately 244,000 square feet were assumed in connection with the sale of Steward’s Massachusetts hospitals on or about September 30, 2024. In October 2024, the Company received $2.2 million for prior rent owed under these assumed leases.
On October 25, 2024, leases for approximately 232,000 square feet in buildings in Florida and Massachusetts were rejected by Steward effective as of October 31, 2024, bringing the total leases rejected to 266,000 square feet. The total base rent associated with the leases rejected is approximately $0.6 million per month and the Company expects to cover operating expenses of an additional $0.2 million per month. There can be no assurances that the Company will be able to re-let this leased space.
The remaining Steward leases for approximately 83,000 square feet are subject to continuing discussions with Steward and its hospital purchaser. While the Company remains actively engaged in these discussions, significant uncertainty remains around whether these leases will be assumed or rejected.
The Company will pursue claims for outstanding rent of $2.8 million against Steward in the bankruptcy court. However, there can be no assurance that the Company will recover unpaid rent from Steward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2024, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1) (2)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs (2)	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs (2)
May 31, 2023 Authorized Shares				$500,000,000
January 1 - January 31	—	$—	—	500,000,000
February 1 - February 29	8,228	16.31	—	500,000,000
March 1 - March 31	—	—	—	500,000,000
April 1 - April 30 (3)	2,966,764	14.07	2,966,764	458,191,783

April 30, 2024 Authorized Shares				500,000,000
May 1 - May 31 (3)	7,536,692	15.94	7,536,692	379,829,237
June 1 - June 30 (3)	6,738,781	16.44	6,738,781	269,040,536
July 1 - July 31	1,296,985	16.82	1,296,985	247,227,143
August 1 - August 31	3,055,197	17.56	3,055,197	193,585,544
September 1 - September 30	4,140,669	17.97	4,140,669	119,193,407
Total	25,743,316	$16.42	25,735,088	$119,193,407
1Share purchases in February 2024 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares.
2On May 31, 2023, the Company's Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company's common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. On April 30, 2024, the Company's Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The stock repurchase authorization expires on April 29, 2025. The Company may suspend repurchases or terminate the authorization at any time without prior notice. The Company is not obligated under this authorization to repurchase any specific number of shares.
3Repurchases of common stock in April 2024 were made under the May 31, 2023 $500 million stock repurchase authorization. All repurchases of common stock made after April 30, 2024, were repurchased under the April 30, 2024 $500 million stock repurchase authorization. As of September 30, 2024, the Company was authorized to repurchase an additional $119 million of the Company's common stock.

Item 5. Other Information
During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 10.1	Employment agreement dated January 1, 2021 and Amendment No. 1 to Employment Agreement, dated October 1, 2024, between Austen B. Helfrich and Healthcare Realty Trust Incorporated (filed herewith).
Exhibit 10.2	Amendment No. 3 to Amended and Restated Employment Agreement, dated October 1, 2024, between Robert E. Hull and Healthcare Realty Trust Incorporated (filed herewith).

Exhibit 10.3	Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2024, between Julie F. Wilson and Healthcare Realty Trust Incorporated (filed herewith).
Exhibit 10.4	Amended and Restated Employment Agreement, dated October 1, 2024, between Ryan E. Crowley and Healthcare Realty Trust Incorporated (filed herewith).
Exhibit 22	Subsidiary Issuers of Guaranteed Securities (filed herewith).
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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
1 Filed as an exhibit to the Company's (File No. 001-35568) Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023, and hereby incorporated by reference.
2 Filed as an exhibit to Legacy HTA's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on April 29, 2020, and hereby incorporated by reference.
3 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on July 26, 2022, and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ AUSTEN B. HELFRICH
Austen B. Helfrich
Interim Chief Financial Officer
October 30, 2024