Form 10-K
period 2024-12-31
Healthcare Realty Trust Inc
filed 2025-02-19
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15- U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2024, held by non-affiliates on June 30, 2024 was $5,955,657,463.
As of February 14, 2025, there were 350,820,406 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2025 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2024

PART I
Item 1. Business
Healthcare Realty Trust Incorporated is a self-managed and self-administered real estate investment trust (“REIT”) that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States.
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
For purposes of this Annual Report on Form 10-K, references to “Healthcare Realty Trust”, the “Company”, “we”, “us”, and “our” are to Legacy HTA after giving effect to the Merger and, unless the context requires otherwise, to its consolidated subsidiaries, including the OP. Additionally, any references to the “Company” for periods prior to the Merger are to Legacy HR.
Real Estate Properties
The Company had gross investments of approximately $11.8 billion in 589 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property as of December 31, 2024. The Company had a weighted average ownership interest of approximately 31% in 63 real estate properties held in unconsolidated joint ventures as of December 31, 2024. The Company provided leasing and property management services to 92% of its portfolio nationwide as of December 31, 2024. The Company’s real estate property investments by geographic area are detailed in Note 3 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2024:

			December 31, 2024
Dollars and square feet in thousands	INVESTMENT	SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient [2]	$10,656,096	31,919	565	87.4%
Inpatient	438,074	934	15	95.3%
Office	426,690	1,357	6	97.4%
	11,520,860	34,210	586	88.0%
Construction in progress	31,978	101	1
Land held for development	52,408
Investments in financing receivables, net [3,4]	123,671	160	1	100.0%
Financing lease right-of-use assets [4]	77,343	45	1	68.5%
Corporate property	4,450
Total real estate investments	11,810,710	34,516	589	88.0%
Unconsolidated joint ventures [5]	473,122	4,030	63	89.8%
Total investments	$12,283,832	38,546	652	88.2%
1The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases). There were three properties excluded from the table above that were classified as held for sale as of December 31, 2024.
2Includes two real estate properties held in consolidated joint ventures.

3Investments in financing receivables, net includes an investment of $116.3 million in a single-tenant net lease property in San Diego, CA related to a sale-leaseback transaction.
4Financing lease right-of-use assets includes a multi-tenant lease property in Columbus, OH related to a sale-leaseback transaction totaling $15.6 million, of which $8.2 million was accounted for as an imputed lease arrangement as required under ASC 842, Leases. The remaining $7.4 million was accounted for as a financing arrangement and is included in investments in financing receivables, net.
5Represents the Company's equity investment in unconsolidated joint ventures. Square feet have not been adjusted by the Company's ownership percentage.
Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2024, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.
Expiring Leases
As of December 31, 2024, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 4.2 years, with expirations through 2052. The table below details the Company’s lease expirations as of December 31, 2024, excluding the Company's unconsolidated joint ventures, financing receivables, assets held for sale and right-of-use assets.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2025 (1)	1,418	5,264,353	17.5%
2026	1,029	3,947,479	13.1%
2027	1,071	4,553,597	15.1%
2028	814	3,400,507	11.3%
2029	804	3,548,010	11.8%
2030	351	2,213,933	7.4%
2031	315	1,606,677	5.3%
2032	290	1,891,102	6.3%
2033	179	765,997	2.5%
2034	197	1,109,560	3.7%
Thereafter	197	1,803,299	6.0%
	6,665	30,104,514	100.0%
1Includes 109 leases totaling 257,954 square feet that expired prior to December 31, 2024, and were on month-to-month terms.
See "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report for additional information regarding the Company's leases and leasing efforts.
Liquidity
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, asset sales and joint venture contributions, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.
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

2024 Investment Activity
In 2024, the Company completed no property acquisitions.
In 2024, the Company's investment in unconsolidated joint ventures increased by $172.7 million, as a result of the Company's contribution of medical outpatient properties to two joint ventures in which it holds a 20% interest.
The Company disposed of 67 properties in 2024 for sales prices totaling $1.5 billion, including 30 properties contributed into two unconsolidated joint ventures in which the Company maintains a non-controlling interest. These transactions yielded net cash proceeds of $1.2 billion, net of $67.3 million of closing costs and related adjustments and $172.7 million of retained joint venture interests. The weighted average capitalization rate for these sales was 6.6%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2024, the Company funded $150.6 million toward development and redevelopment of properties.
See the Company's discussion regarding the 2024 joint venture and disposition activity in Note 5 to the Consolidated Financial Statements and development activity in Note 15 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation and legislation at the federal, state and local levels, including, but not limited to, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), the Bipartisan Budget Act of 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), and laws intended to combat fraud, waste and abuse such as the Anti-Kickback Statute, Stark Law and False Claims Act, and laws intended to protect the privacy and security of patient information, such as the Health Insurance Portability and Accountability Act of 1996. Medical tenants are subject to state and federal laws and regulations that establish, among other things, requirements for participation in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
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

The Centers for Medicare and Medicaid Services continued to adjust Medicare payment rates in 2024 to implement site-neutral payment policies. These changes have lowered Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company has not seen a material impact from site-neutral Medicare payment policy, positively or negatively. The Company cannot predict the amount of benefit or loss from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
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
Healthcare
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are proposed and enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services and limit the ability of the Company and other REITs to own and lease certain healthcare facilities, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently proposed, enacted, or in the process of implementation include:
•federal legislative proposals that would prohibit payments from federal healthcare programs to healthcare providers that sell assets to REITs or use assets as collateral for loans from REITs;
•state legislation and legislative proposals that (i) prohibit licensure of certain healthcare facilities leased from REITs, (ii) require additional government oversight and approval of healthcare provider transactions involving a change in control or sales of assets, including real estate, and (iii) impose public reporting requirements on ownership and control of healthcare provider entities;
•the expansion or reduction of, or the decision in some states not to expand, Medicaid benefits and health insurance exchange subsidies established by the Affordable Care Act, whereby individuals and small businesses purchase health insurance with assistance from federal subsidies;
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
•consideration of broad reforms to Medicare and Medicaid impacting eligibility and reimbursement;
•more stringent regulatory criteria by which federal antitrust agencies evaluate the potential for anti-competitive practices as a result of mergers and acquisitions of health systems and physicians;
•state and federal regulations requiring increased scrutiny of healthcare-related transactions, particularly those involving REITs and private equity firms;
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
The Company cannot predict whether any proposals, rulings, or legislation will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such developments might have on the Company's business. Such proposals, rulings, or legislation could have a material adverse effect on the Company's business and results of operations.
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
Human Capital Resources
We believe our employees are a critical component to the achievement of our business objectives and recognition as a trusted owner and operator of medical office properties. As of December 31, 2024, the Company employed 550 people. Our employees are comprised of accountants, maintenance engineers, property managers, leasing personnel, architects, administrative staff, an investments team, and the corporate management team. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent. We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, veteran status, and other characteristics that make our employees unique.
To retain talented employees who contribute to the Company’s strategic objectives, we offer an attractive set of employee benefits, including:
•Health benefits and 401(k) eligibility starting on the first day of employment;
•Dollar-for-dollar match on 401(k) contributions up to $2,800, encouraging higher employee savings;
•100% of long-term disability and life insurance premiums paid; and
•Tuition reimbursement up to $3,000 annually for any employee pursuing higher education.
Additional information regarding employee and community engagement is available in the 2024 Corporate Responsibility Report, which is posted on the Company's website (www.healthcarerealty.com).
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
More information regarding the Company’s Sustainability Principles and Policies and ESG performance can be found in the Company’s 2024 Corporate Responsibility Report on its website (www.healthcarerealty.com).
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
These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” and “Environmental Matters,” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements,” should be carefully considered before making an investment decision regarding the

Company. The risks and uncertainties described in Item 1 and below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a material impact. If any of the events underlying the following risks actually occurred, the Company’s business, consolidated financial condition, operating results and cash flows, including distributions to the Company's stockholders, could suffer, and the trading price of its common stock could decline.

Risks relating to our business and operations

The Company's expected results may not be achieved.
The Company's expected results may not be achieved, and actual results may differ materially from expectations. This may be the result of various factors, including, but not limited to: changes in the economy; the availability and cost of capital at favorable rates; increases in property taxes, utilities and other operating expenses; changes to facility-related healthcare regulations; changes in interest rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to re-lease space at similar rates as vacancies occur; the Company's ability to timely reinvest proceeds from the sale of assets at similar yields; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; and other financial, legal and operational matters.
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
The Company's results of operations have been and will continue to be impacted negatively by the Steward Health and Prospect Medical bankruptcies.
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
Leases for approximately 349,000 square feet in buildings in Florida and Massachusetts were rejected by Steward. The total annual revenue associated with the rejected leases was approximately $13.0 million.

The Company will pursue claims for outstanding rent of approximately $2.3 million against Steward in the bankruptcy court. However, there can be no assurance that the Company will recover unpaid rent from Steward be able to timely relet space related to rejected leases at similar rental rates, or otherwise offset lost revenue from Steward Health.
On January 11, 2025, Prospect Medical Holdings filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Prospect leases approximately 80,912 square feet of space from the Company, accounting for approximately $2.9 million of annual rental revenue. The Company moved to cash basis accounting for these leases and recorded a revenue reduction of $0.7 million in the fourth quarter. There can be no assurance that the Company will recover unpaid rent from Prospect or be able to timely relet space related to any rejected leases.
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
The Company performs an impairment review on its real estate properties every year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties and goodwill, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. The Company incurred impairment charges of $249.9 million in 2024, associated with completed or planned disposition activity. Additionally, the Company recorded a goodwill impairment of $250.5 million in 2024. The Company may determine in future periods that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns.
The Company had approximately $111.4 million, or 0.94%, of real estate property investments that were subject to purchase options held by lessees that were exercisable as of December 31, 2024. Other properties have purchase options that will become exercisable after 2024. Properties with purchase options exercisable in 2024 produced aggregate net operating income of approximately $10.6 million in 2024. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
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
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Expiring Leases" in Item 1 and in the "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space or make significant leasing concessions to attract new tenants.

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
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Approximately 96% of leases have increases that are based upon fixed percentages and approximately 4% of leases have increases based on the Consumer Price Index ("CPI"). To the extent fixed percentage increases lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted. As of December 31, 2024, the Company had weighted average annual fixed rent escalators of 2.82% with its wholly-owned and consolidated properties.
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
•The development, construction or expansion of healthcare facilities in certain states may require a certificate of need approval prior to commencing such projects or allowing tenants to occupy and operate on the property;
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
•Occupancy rates and rents of a completed development or redevelopment property may not be sufficient to make the property profitable to the Company; and
•Favorable capital sources to fund the Company’s development and redevelopment activities may not be available when needed.

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
As of December 31, 2024, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, TX (8.5%), Houston, TX (5.4%), and Seattle, WA (5.2%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation (including property taxes) and other localized events or conditions.
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
As of December 31, 2024, the Company had 215 properties that were held under ground leases, representing an aggregate gross investment of approximately $5.0 billion. The weighted average remaining term of the Company's ground leases is approximately 63.6 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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
The Company has obtained title insurance policies for each of its properties, typically in an amount equal to its purchase price. However, the coverage provided by this insurance may be for amounts less than the current or future values of our properties. In such an event, if there is a title defect relating to any of the Company's properties, it could lose some of the capital invested in and anticipated profits from such property.
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
•result in loss, theft, or misappropriation of Company funds, or funds held by tenants or other parties;
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
The Company has structured and may in the future structure acquisitions of property in exchange for limited partnership units of the OP on terms that could limit its liquidity or flexibility.
The Company has acquired and may in the future acquire properties by issuing limited partnership units of the OP in exchange for a property owner contributing property to the Company. If the Company continues to enter into such transactions in order to induce the contributors of such properties to accept units of the OP rather than cash in exchange for their properties, it may be necessary for the Company to provide additional incentives. For instance, the OP's limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of common stock or, at the Company's option, cash equal to the value of an equivalent number of shares of the Company's common stock. The Company may, however, enter into additional contractual arrangements with contributors of property under which it would agree to repurchase a contributor’s units for shares of the Company's common stock or cash, at the option of the contributor, at set times. If the contributor required the Company to repurchase units for cash pursuant to such a provision, it would limit the Company's liquidity and, thus, its ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if the Company were required to repurchase units for cash at a time when it did not have sufficient cash to fund the repurchase, the Company might be required to sell one or more of its properties to raise funds to satisfy this obligation. Furthermore, the Company might agree that if distributions the contributor received as a limited partner in the OP did not provide the contributor with an established return level, then upon redemption of the contributor’s units the Company would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to the OP, the Company might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent the Company from selling those properties, or require the Company to indemnify the contributor for taxes if the Company did sell the properties.
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
The stockholders of the Company may not receive dividends at the same rate they received previously for various reasons, including the following: (i) the Company may not have enough cash to pay such dividends due to changes in the Company's cash requirements, capital spending plans, cash flow or financial position; (ii) decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board of Directors, which reserves the right to change the Company's current dividend practices at any time and for any reason; (iii) reduction of outstanding indebtedness; and (iv) the amount of dividends that the Company's subsidiaries may distribute to the Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the Company do not have a contractual or other legal right to dividends that have not been authorized by the Board of Directors.
Pandemics, and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
Pandemics can have repercussions across regional and global economies and financial markets. For example, during the COVID-19 pandemic, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations.
Pandemics can cause and have caused severe economic, market and other disruptions worldwide. There can be no assurance that a similar situation in the future would not affect the Company's access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of economic conditions, including supply chain constraints, that could result from another pandemic may ultimately decrease occupancy levels and average rent per square foot across the Company's portfolio as tenants reduce or defer their spending.
The effect of any new variants of existing viruses or of another pandemic in the future on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the availability and effectiveness of vaccines, and the effect of government requirements or recommendations, all of which are uncertain and difficult to predict.
The Company's success depends, in part, on its ability to attract and retain talented employees. The loss of any one of the Company's key personnel or the inability to maintain appropriate staffing could adversely impact the Company's business.
The success of the Company's business depends, in part, on the leadership and performance of its executive and senior management team and key employees and the ability to maintain appropriate staffing levels across the Company. Failure to attract, retain and motivate highly qualified employees, or failure to develop and implement a viable succession plan, could result in loss of institutional knowledge or important skill sets. Further, an ineffective culture could significantly impact the Company's performance and adversely affect its business. Rising labor costs, increased competition for talent, and a tight labor market may make it difficult for the Company to hire skilled and unskilled employees to meet staffing needs.
The Company's former Chief Executive Officer departed the Company in the second half of 2024. The Company's board of directors is currently conducting a search for a chief executive officer. While the board is actively engaged in the process and is utilizing a reputable national search firm, there can be no assurances as to the timing of the appointment of a CEO. Uncertainty concerning the appointment of a CEO could affect the Company's stock performance and its ability to attract, retain, and motivate key personnel needed to execute operational priorities.
Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2024, the Company had approximately $4.9 billion of outstanding indebtedness excluding discounts, premiums and debt issuance costs. Covenants under the Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 20, 2022, among Healthcare Realty Trust, the OP, and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended ("Unsecured Credit Facility"), and the indentures governing the OP's senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings or additional instances of notes by the OP that are fully guaranteed by Healthcare Realty Trust. The Company has approximately $1.5 billion of combined debt maturities in 2025 and 2026. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service debt, thereby reducing the funds available to implement the Company's business strategy and to make distributions to stockholders. A high level of indebtedness could also:
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
During 2024, the Federal Reserve mainly kept interest rates constant and in the latter part of the year actually decreased rates by a total of 100 basis points with the easing of inflation. However, if inflation climbs again, the Federal Reserve may again raise interest rates. Any increases in interest rates will increase interest costs on any new debt and existing variable rate debt. Such increases in the cost of capital could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.
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
As of December 31, 2024, the Company had investments of $473.1 million in unconsolidated joint ventures with unrelated third parties comprised of 63 properties and seven parking garages. In addition, the Company had investments of $97.6 million in two consolidated joint ventures with developments that were completed in the fourth quarter of 2024. The Company may acquire, develop, or redevelop additional properties in joint ventures with unrelated third parties. In such investments, the Company is subject to risks that may not be present in its other forms of ownership, including:
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
Real property taxes on the Company's properties may increase as its properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value at the date of acquisition. Accordingly, the assessed value and resulting property tax the Company pays is less than it would be if the properties were assessed at current values. The Company owns 31 properties in California, representing 7.1% of its total revenue. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include medical office buildings. Most recently, an initiative qualified for California’s November 2020 statewide ballot that would generally limit Proposition 13’s protections to residential real estate. If this initiative had passed, it would have ended the beneficial effect of Proposition 13 for the Company's properties, and property tax expense could have increase substantially, adversely affecting the Company's cash flow from operations and net income. While this initiative did not pass, the Company cannot predict whether other changes to Proposition 13 may be proposed or adopted in the future.
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
•potential tax law changes affecting providers; and
•state and federal regulations that provide for heightened scrutiny of healthcare transactions involving REITs and private equity firms.
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
Compliance with new laws or regulations or stricter interpretation of existing laws may require the Company to incur significant expenditures. For example, enacted or proposed legislation to address climate change could increase utility and other costs of operating the Company's properties. Future laws or regulations may impose significant environmental liability. Additionally, operations of tenants or other parties in the vicinity of the Company's properties, such as the presence of underground storage tanks, may affect the Company's properties. There are various local, state, and federal fire, health, life-safety, and similar regulations with which the Company may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines, or damages that the Company must pay would adversely affect its results of operations.
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
The Company’s Chief Technology Officer reports to the Company’s Executive Vice President and Chief Administrative Officer. In addition, as discussed in more detail below, any cybersecurity incident is reported to the Company’s legal department. Although the Company’s Executive Vice President and Chief Administrative Officer and the members of its legal department do not have a technology services background, we believe that the Company’s Chief Technology Officer and technology services team possess the requisite background and experience to effectively manage the Company’s cybersecurity needs. The Company's Chief Technology Officer has extensive information technology and program management experience from service in the government and private and public Fortune 100 companies. He has expanded the Company's cybersecurity program over the last several years resulting in a robust enterprise security posture focused on preventing cybersecurity incidents, while simultaneously increasing the Company's system resilience in an effort to minimize the business impact if an incident should occur.

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
The Company has in place a cybersecurity incident response plan. Procedures for addressing cybersecurity incidents include reporting incidents up to senior management, including the Company’s legal department for analysis. If a cybersecurity incident were determined to be material by the Company's legal department, the Company’s Audit Committee would be informed promptly and the Company’s disclosure committee would address appropriate public disclosures. As noted above, management regularly reports to the Audit Committee regarding the current cyber threat environment and the controls and procedures meant to address such risks.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2024, there were 2,009 stockholders of record.
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Equity Compensation Plan Information
The following table provides information as of December 31, 2024, about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under the Company’s existing compensation plans, including the Amended and Restated 2006 Incentive Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	6,140,496
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,140,496
Issuer Purchases of Equity Securities
During the year ended December 31, 2024, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
February 1 - February 28	8,228	$16.31	—	—
October 1 - October 31	93,965	17.16
December 1 - December 31	383,016	18.14	—	—
Total	485,209	$17.92

Authorization to Repurchase Common Stock
During 2024, the Company repurchased shares of its common stock under repurchase authorizations as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1) (2)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs (2)	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs (1)
Prior Authorizations
April 1 - April 30	2,966,764	$14.07	2,966,764
May 1 - May 31	7,536,692	15.94	7,536,692
June 1 - June 30	6,738,781	16.44	6,738,781
July 1 - July 31	1,296,985	16.82	1,296,985
August 1 - August 31	3,055,197	17.56	3,055,197
September 1 - September 30	4,140,669	17.97	4,140,669
October 1 - October 31	1,380,000	17.54	1,380,000

October 29, 2024 Authorized Shares				$300,000,000
November 1 - November 30	1,554,958	17.22	1,554,958	273,224,084
December 1 - December 31	2,124,204	17.07	2,124,204	236,957,114
Total	30,794,250	$16.56	30,794,250	$236,957,114
1On May 31, 2023, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. On April 30, 2024, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. On October 29, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The stock repurchase authorization expires on October 28, 2025, and the Company may suspend or terminate repurchases at any time without prior notice. The Company is not obligated under this authorization to repurchase any specific number of shares.
2Repurchases of common stock in April 2024 were made under the May 31, 2023 $500.0 million stock repurchase authorization. May 2024 through October 2024 were repurchased under the April 30, 2024 $500.0 million stock repurchase authorization. November and December 2024 repurchases were repurchased under the October 29, 2024 $300.0 million stock repurchase authorization. As of December 31, 2024, the Company was authorized to repurchase an additional $237.0 million of the Company's common stock.

Stock Performance Graph
The following graph provides a comparison of the Company's cumulative total shareholder return with the Russell 3000 Index and cumulative total returns of FTSE NAREIT All Equity REITs Index for the period from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested on December 31, 2019, in the Company's common stock and in each of the indexes and assumes reinvestment of dividends, as applicable. The Company's data for periods prior to the closing of the Merger is the stock performance of Legacy HR.

Total Return Performance
Index Value
200
150
100
50
Healthcare Realty Trust Incorporated
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

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
•The Company's results of operations have been and will continue to be impacted negatively by the Steward Health and Prospect Medical bankruptcies;
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
•The Company has structured and may in the future structure acquisitions of property in exchange for limited partnership units of the OP on terms that could limit its liquidity or flexibility;
•Healthcare Realty Trust is a holding company with no direct operations and, as such, it relies on funds received from the OP to pay liabilities, and the interests of its stockholders will be structurally subordinated to all liabilities and obligations of the OP and its subsidiaries
•The Company cannot assure you that it will be able to continue paying dividends at or above the rates previously paid;
•Pandemics, and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition; and
•The Company's success depends, in part, on its ability to attract and retain talented employees. The loss of any one of the Company's key personnel or the inability to maintain appropriate staffing could adversely impact the Company's business.

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
As described in Item 1. Business above and elsewhere in this report, on July 20, 2022, Legacy HR and Legacy HTA completed a merger between the companies in which Legacy HR merged with and into a wholly-owned subsidiary of Legacy HTA, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA. Immediately following the Merger, Legacy HTA changed its name to “Healthcare Realty Trust Incorporated.” For accounting purposes, the Merger was treated as a “reverse acquisition” in which Legacy HR was considered the acquirer. Accordingly, the information discussed in this section reflects, for periods prior to the closing of the Merger, the financial condition and results of operations of Legacy HR, and for periods from the closing of the Merger, that of the Company.
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
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, principal payments on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the

Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, asset sales and joint venture contributions or through proceeds from the Unsecured Credit Facility.
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
The Company also had unencumbered real estate assets with a gross book value of approximately $11.7 billion at December 31, 2024, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the two years ended December 31, 2024 and 2023 were $501.6 million and $499.8 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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
Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2024 is listed below. See Note 5 to the Consolidated Financial Statements for more detail on these activities.
The Company had no real estate acquisition activity for the year ended December 31, 2024.
Investment in Unconsolidated Joint Ventures
In 2024, the Company's investment in unconsolidated joint ventures increased by $172.7 million, as a result of the Company's contribution of medical outpatient properties to two joint ventures in which it holds a 20% interest.
Capital Funding
In 2024, the Company incurred capital expenditures totaling $303.9 million for the following:
•$150.6 million toward development and redevelopment of properties;
•$52.4 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$68.4 million toward second generation tenant improvements; and
•$32.5 million toward capital expenditures.
See "Trends and Matters Impacting Operating Results" below for more detail.
Real Estate Notes Receivable
On June 24, 2024, the Company's two mezzanine loans in Texas with a total principal balance of $54.1 million matured. On July 15, 2024, the senior lender on the construction mortgage loans associated with the underlying project initiated foreclosure proceedings to the borrower. In the third quarter of 2024, the Company recorded an allowance for credit loss of $46.8 million to cover the entire carrying amount for these loans. The Company had previously placed the mezzanine loans on non-accrual status in 2023. In the fourth quarter of 2024, the underlying project was sold, and the Company received $4.0 million as consideration for its mezzanine loan interests. The Company no longer has a mezzanine loan position in connection with the project.
In 2024, the Company placed one of its real estate notes receivable with a principal balance of $31.2 million on non-accrual status. The Company determined that the risk of credit loss was no longer remote and recorded a credit loss reserve of $16.8 million including $0.5 million of accrued interest in 2024. In January 2025, the underlying real estate collateral was sold and the Company received $14.9 million towards the principal balance of this loan.
See Note 1 to the Consolidated Financial Statements accompanying this report for more information about real estate notes receivable and allowance for credit losses.

Dispositions
The following table details the Company's asset sales and joint venture contributions for the year ended December 31, 2024:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING COSTS & CREDITS	COMPANY-FINANCED MORTGAGE NOTES	NET CONSIDERATION	NET REAL ESTATE INVESTMENT	OTHER	GAIN/(IMPAIR-MENT)	SQUARE FOOTAGE
Albany, NY	4/1/24	$725	$(60)	$—	$665	$765	$(82)	$(18)	14,800
San Angelo, TX	4/12/24	5,085	(128)	—	4,957	4,917	66	(26)	24,580
Houston, TX	5/20/24	250	(9)	—	241	713	(520)	48	37,040
Multiple [1]	5/23/24	284,348	(14,270)	—	270,078	254,176	25,836	(9,934)	556,274
Denver, CO	5/30/24	19,000	(628)	—	18,372	18,522	165	(315)	37,130
Austin, TX [1]	6/6/24	54,858	(1,575)	—	53,283	27,964	623	24,696	129,879
Minneapolis, MN	6/21/24	1,082	(144)	—	938	303	43	592	50,291
Raleigh, NC [2]	6/28/24	99,518	(2,835)	—	96,683	86,810	906	8,967	309,424
Albany, NY	8/2/24	6,300	(847)	—	5,453	5,528	486	(561)	180,000
Charlotte, NC	8/6/24	26,670	(395)	—	26,275	14,853	613	10,809	90,633
Charleston, SC	8/13/24	14,500	(589)	—	13,911	11,488	1	2,422	46,711
Multiple [1]	8/23/24	118,000	(8,615)	—	109,385	113,956	548	(5,119)	266,782
Multiple [3]	8/27/24	177,250	(7,085)	—	170,165	169,545	5,363	(4,743)	473,003
Austin, TX	9/13/24	42,281	(1,257)	—	41,024	14,561	425	26,038	76,246
Raleigh, NC	9/26/24	1,813	(27)	—	1,786	1,694	50	42	5,934
Houston, TX [4]	10/3/24	12,000	(1,001)	(9,630)	1,369	11,266	295	(563)	140,012
Greensboro, NC	10/9/24	12,514	(21)	—	12,493	10,152	296	2,045	35,373
Des Moines, IA	10/15/24	31,750	(1,320)	—	30,430	13,869	1,662	14,899	95,486
Albany, NY	10/15/24	9,500	(521)	—	8,979	7,823	1,193	(37)	80,676
Salt Lake City, UT [5]	10/24/24	30,712	(8,962)	—	21,750	26,899	(9,406)	4,257	112,192
Miami, FL	10/25/24	36,789	(706)	—	36,083	35,925	(209)	367	102,186
Miami, FL [6]	10/25/24	17,767	(718)	—	17,049	14,650	(210)	2,609	60,761
Cleveland, OH	12/10/24	1,000	(157)	—	843	1,454	57	(668)	31,152
Boise, ID [7]	12/12/24	18,350	(2,003)	—	16,347	17,562	345	(1,560)	83,078
Multiple [1]	12/18/24	310,250	(6,767)	—	303,483	321,437	6,616	(24,570)	766,622
Atlanta, GA	12/20/24	15,900	(1,318)	—	14,582	13,344	635	603	42,921
Los Angeles, CA [7]	12/20/24	64,000	(4,805)	—	59,195	47,322	1,676	10,197	162,554
Tampa, FL	12/27/24	37,500	(402)	—	37,098	41,556	(1,962)	(2,496)	95,896
Wichita Falls, TX	12/27/24	600	(130)	—	470	2,530	14	(2,074)	25,133

Total dispositions		$1,450,312	$(67,295)	$(9,630)	$1,373,387	$1,291,584	$35,525	$55,907	4,132,769
1The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Raleigh, NC, New York, NY, Philadelphia, PA, Atlanta, GA, Austin, TX, Miami, FL, Denver, CO, Memphis, TN, Indianapolis, IN, and Honolulu, HI; two MOBs in Los Angeles; three MOBs in Houston, TX and Dallas, TX; and five in Seattle, WA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $584.9 million.
2The Company sold seven MOBs in Greensboro, NC and two non-clustered single-tenant MOBs in Raleigh, NC to a single buyer in a single transaction.

3The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Dallas, TX, San Antonio, TX and Atlanta, GA; and two MOBs in each of Nashville, TN and Denver, CO. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $148.9 million.
4The Company provided seller financing of approximately $9.6 million in connection with this sale.
5The Company sold an MOB that was included in a consolidated joint venture in which the Company held a 63% ownership interest. Proceeds include the Company's pro-rata share of the purchase price as well as amounts due to the Company by the joint venture.
6Includes two properties.
7Includes three properties.
Subsequent Dispositions
On February 7, 2025, the Company disposed of a 30,304 square foot medical outpatient building in Boston, Massachusetts for $4.5 million.
On February 14, 2025, the Company disposed of two medical outpatient buildings in Denver, Colorado, with a combined total of 69,715 square feet for an aggregate purchase price of $8.6 million.

Financing Activities
Common Stock Repurchases
During 2024, the Company repurchased 30.8 million shares of its common stock at an average price of $16.56 per share for a total of $509.8 million. As of December 31, 2024, the Company had $237.0 million of authorized share repurchases remaining.
Debt Activity
Below is a summary of the significant debt financing activity for the year ended December 31, 2024. See Note 10 to the Consolidated Financial Statements for additional information on financing activities.
Mortgage Activity
The following table details the mortgage note repayment activity for the year ended December 31, 2024:

(dollars in millions)	TRANSACTION DATE	PRINCIPAL BORROWING (REPAYMENT)	ENCUMBERED SQUARE FEET	CONTRACTUAL INTEREST RATE
Mortgages repaid at maturity:
West Hills, CA	1/6/2024	$(11.3)	63,012	4.77%
Atlanta, GA	2/1/2024	(5.6)	40,324	4.12%
Minnesota	9/1/2024	(7.0)	64,143	4.15%
Total repayments		$(23.9)	167,479	4.44%
Term Loans
During 2024, the Company repaid its $350 million Unsecured Term Loan, due 2025 and recognized approximately $0.2 million of accelerated amortization expense included in the loss on extinguishment of debt.
Subsequent Activity
On January 7, 2025, the Company made a partial repayment of $25 million on its $200 million Unsecured Term Loan due 2025.
On January 14, 2025 the Company made a partial repayment of $10 million on its $300 million Unsecured Term Loan due 2025.
Interest Rate Swaps
As of December 31, 2024, the Company had outstanding interest rate derivatives totaling approximately $1.1 billion to hedge one-month Secured Overnight Financing Rate (“SOFR”). The following details the amount and rate of each swap as of such date (dollars in thousands):

EXPIRATION	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
Total	$1,075,000	3.92%

The following table details the Company's debt balances as of December 31, 2024:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY [2]	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2025	$250,000	$249,868	0.3	3.88%	4.12%
Senior Notes due 2026 [3]	600,000	586,824	1.6	3.50%	4.94%
Senior Notes due 2027 [3]	500,000	488,104	2.5	3.75%	4.76%
Senior Notes due 2028	300,000	298,029	3.0	3.63%	3.85%
Senior Notes due 2030 [3]	650,000	586,028	5.1	3.10%	5.30%
Senior Notes due 2030	299,500	297,190	5.2	2.40%	2.72%
Senior Notes due 2031	299,785	296,343	6.2	2.05%	2.25%
Senior Notes due 2031 [3]	800,000	667,233	6.2	2.00%	5.13%
Total Senior Notes Outstanding	3,699,285	3,469,619		2.97%	4.44%
$1.5 billion unsecured credit facility [4]	—	—	2.8	SOFR + 0.94%	5.30%
$200 million unsecured term loan	200,000	199,896	1.4	SOFR + 1.04%	5.59%
$150 million unsecured term loan	150,000	149,790	1.4	SOFR + 1.04%	5.59%
$300 million unsecured term loan [3]	300,000	299,981	1.8	SOFR + 1.04%	5.59%
$200 million unsecured term loan [3]	200,000	199,641	2.5	SOFR + 1.04%	5.59%
$300 million unsecured term loan	300,000	298,708	3.0	SOFR + 1.04%	5.59%
Mortgage notes payable	45,279	45,136	1.3	4.04%	4.17%
Total Outstanding Notes and Bonds Payable	$4,894,564	$4,662,771		3.59%	4.72%
1Balances are reflected net of discounts and debt issuance costs and include premiums.
2Includes extension options.
3Debt instruments assumed as part of the Merger with Legacy HTA on July 20, 2022. The amounts shown represent fair value adjustments.
4As of December 31, 2024, the Company had no outstanding borrowings under the Unsecured Credit Facility with a remaining borrowing capacity of $1.5 billion.

Debt Covenant Information
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2024, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
As of December 31, 2024, 68.4% of the Company’s principal balances were due after 2026, including extension options. Also, as of December 31, 2024, the Company's incurrence of total debt as defined in the senior notes [debt divided by (total assets less intangibles and accounts receivable)] was approximately 38.0% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, depreciation and amortization, gains and impairments)] was approximately 3.1 times (cannot be less than 1.5 times).
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Supplemental Guarantor Information
The OP has issued unsecured notes described in Note 10 to the Company's Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.7% owned by the Company. Effective January 4, 2021, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent.
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
Acquisitions and Dispositions
In 2024, the Company completed no property acquisitions.
The Company disposed of 67 properties in 2024 for sales prices totaling $1.5 billion, including 30 properties contributed into two joint ventures in which the Company maintains a non-controlling interest. These transactions yielded net cash proceeds of $1.2 billion, net of $67.3 million of closing costs and related adjustments and $172.7 million of retained joint venture interests. The weighted average capitalization rate for these properties was 6.6%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
See the Company's discussion of its 2024 disposition activity in Note 5 to the Consolidated Financial Statements.
Development and Redevelopment Activity
The table below details the Company’s activity related to its active development and redevelopment projects as of December 31, 2024. The information included in the table below represents management’s estimates and expectations at December 31, 2024, which are subject to change. The Company’s disclosures regarding certain projections or estimates may not reflect actual results.

				ESTIMATED REMAINING FUNDINGS	ESTIMATED TOTAL INVESTMENT	APPROXIMATE SQUARE FEET
Dollars in thousands	NUMBER OF PROPERTIES	TOTAL FUNDED DURING THE YEAR	TOTAL AMOUNT FUNDED

Development Activity
Raleigh, NC	1	$11,602	$44,994	$7,606	$52,600	122,991
Phoenix, AZ	1	33,609	54,950	3,050	58,000	101,086
Fort Worth, TX	1	30,076	30,076	18,124	48,200	101,000
Total		$75,287	$130,020	$28,780	$158,800	325,077

Redevelopment Activity
Washington, DC	3	$5,075	$15,853	$1,704	$17,557	259,290
Houston, TX	3	7,878	13,561	16,439	30,000	314,861
Charlotte, NC	2	13,519	17,409	1,291	18,700	169,135
Washington, DC	1	4,212	8,995	1,083	10,078	57,323
White Plains, NY	1	4,601	4,601	14,799	19,400	65,851
Raleigh, NC	1	768	768	10,032	10,800	40,400
Total		$36,053	$61,187	$45,348	$106,535	906,860

For previously completed development and redevelopment projects, during 2024, the Company funded an additional $39.2 million related to ongoing tenant improvements.
The Company maintains discussions with health systems and developers regarding long-term future new development opportunities. In addition, the Company continually evaluates its portfolio for accretive redevelopment opportunities.
Security Deposits and Letters of Credit
As of December 31, 2024, the Company held approximately $33.4 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Expiring Leases
The Company expects that approximately 15% of the leases in its portfolio will expire each year. In-place leases have a weighted average lease term of 8.3 years and a weighted average remaining lease term of 4.2 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2024 quarterly tenant retention statistics ranged from 81% to 85%. In 2025, the Company has 1,359 leases totaling 4.3 million square feet in its multi-tenant portfolio that are scheduled to expire. See additional information regarding expiring single-tenant leases under the heading "Single-Tenant Leases" below.
The Company seeks contractual rent increases for in-place leases. As of December 31, 2024 and 2023, the Company's contractual rental rate growth averaged 2.83% and 2.82%, respectively, for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread"). In 2024, cash leasing spreads averaged 3.3%.
In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 9% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 28% of the Company's leased portfolio. Net leases, in which tenants pay substantially all operating expenses, total 59% of the leased portfolio. Absolute net leases, in which tenants pay substantially all of the building's operating and capital expenses, comprise 4%.

Steward Health
As previously disclosed, on May 6, 2024, Steward Health announced that it had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, Steward leased approximately 593,000 square feet of space from the Company. Leases for six buildings in Massachusetts totaling approximately 244,000 square feet were assumed in connection with the sale of Steward’s Massachusetts hospitals on or about September 30, 2024. In October 2024, the Company received $2.2 million for prior rent owed under these assumed leases. Leases for approximately 349,000 square feet in buildings in Florida and Massachusetts were rejected by Steward. The total annual revenue associated with the rejected leases was approximately $13.0 million. The Company made significant progress re-leasing space previously occupied by Steward Health, with leases representing over 80% of the rejected Steward Health square feet.
Prospect Medical
On January 11, 2025, Prospect Medical Holdings filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Prospect leases approximately 80,912 square feet of space from the Company, accounting for approximately $2.9 million of annual revenue. The Company moved to cash basis accounting for these leases and recorded a reserve of $0.7 million in the fourth quarter. While it is early in the bankruptcy proceedings and the Company is in discussions with Prospect regarding its leases with the Company, there can be no assurance that the Company will recover unpaid rent from Prospect.
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
The Company invested $32.5 million, or $0.94 per square foot, in capital expenditures in 2024 and $47.7 million, or $1.24 per square foot, in capital expenditures in 2023. As a percentage of cash net operating income, 2024 and 2023 capital expenditures were 4.1% and 5.8%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Financial Measures and Key Performance Indicators" section as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements. As of December 31, 2024, the Company had commitments of approximately $212.8 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $52.4 million and $38.7 million for the years ended December 31, 2024 and 2023, respectively. First generation tenant improvements include build out costs related to suite space in shell condition. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.
Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $68.4 million in 2024, or 8.7% of total cash net operating income. In 2023, this spending totaled $63.5 million, or 7.7% of total cash net operating income.

If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Operations. The first and second generation tenant overage amount amortized to rent, including interest, totaled approximately $7.8 million in 2024, $8.4 million in 2023, and $7.5 million in 2022.
Second generation tenant improvement commitments in 2024 for renewals averaged $2.14 per square foot per lease year, ranging quarterly from $1.80 to $2.39. In 2023, these commitments averaged $1.78 per square foot per lease year, ranging quarterly from $1.64 to $1.89. In 2022, these commitments averaged $1.76 per square foot per lease year, ranging quarterly from $1.46 to $1.90.
Second generation tenant improvement commitments in 2024 for new leases averaged $7.22 per square foot per lease year, ranging quarterly from $6.93 to $7.34. In 2023, these commitments averaged $5.69 per square foot per lease year, ranging quarterly from $4.44 to $7.11. In 2022, these commitments averaged $5.74 per square foot per lease year, ranging quarterly from $4.84 to $7.07.

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
In 2024, the Company paid leasing commissions of approximately $47.1 million, or $1.37 per square foot. In 2023, the Company paid leasing commissions of approximately $35.9 million, or $0.93 per square foot. In 2022, the Company paid leasing commissions of approximately $22.9 million, or $0.57 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2024, 2023 and 2022 were 6.0%, 4.3% and 4.0%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $21.2 million, $13.8 million and $11.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2024 totaled approximately $16.0 million, or $0.46 per square foot. Rent abatements for 2023 totaled approximately $14.3 million, or $0.37 per square foot. Rent abatements for 2022 totaled approximately $14.8 million, or $0.37 per square foot.

Single-Tenant Leases
As of December 31, 2024, the Company had a total of 110 single-tenant buildings, with a weighted average lease term of 11.6 years and a weighted average remaining lease term of 5.5 years.
Twenty-two single-tenant buildings have leases that expire in 2025. Five of these leases have been renewed. The Company is in negotiations with tenants in fifteen of these buildings and expects the leases to be renewed or the building to be backfilled. The Company expects the tenants of two of these single-tenant buildings to vacate the buildings upon lease expiration. The annual base rent for leases that are not expected to renew or be backfilled in 2025 is $4.1 million.
Operating Leases
As of December 31, 2024, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 142 real estate investments, excluding those ground leases the Company has prepaid. As of December 31, 2024, the Company had 215 properties totaling 16.1 million square feet that were held under ground leases with a remaining weighted average term of 63.6 years, including renewal options.

These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2119.

Purchase Options
The Company had approximately $111.4 million in real estate properties as of December 31, 2024 that were subject to exercisable purchase options. The Company has approximately $1.1 billion in real estate properties that are subject to purchase options that will become exercisable after 2024. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2024 [1]
Current [2]	6	$111,399
2025	5	99,970
2026	6	173,761
2027	4	112,305
2028	5	136,814
2029	3	82,026
2030	—	—
2031	4	106,839
2032	2	23,848
2033	—	—
2034	—	—
2035 and thereafter [3]	9	326,103
Total	44	$1,173,065
1Purchase option prices are based on fair market value components that are determined by an appraisal process, except for three properties totaling $45.4 million with stated prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 15.1 years.
3Includes two medical outpatient properties that are recorded in the line item Investment in financing receivable, net on the Company's Consolidated Balance Sheet.

Debt Management
The Company maintains a flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $45.3 million of mortgage notes payable, maturing in 2025 and 2026, most of which were assumed when the Company acquired properties. The Company will repay mortgages with cash on hand or borrowings under the Unsecured Credit Facility. The Company had $1.5 billion of outstanding debt that matures in 2025 and 2026. See additional information in “Liquidity and Capital Resources - Financing Activities” above.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 4.2 years. As of December 31, 2024, 95.6% of the Company's leases provide for fixed base rent increases and 4.4% provide for Consumer Price Index-based rent increases.
New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense include increases for certain expenses such as payroll taxes and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.9 million in the first quarter of 2025. Approximately $0.8 million is not expected to recur in subsequent quarters in 2025.

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The Company’s consolidated results of operations for 2024 compared to 2023 were impacted by acquisitions, developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $76.4 million, or 5.8%, as a result of the following:
•Dispositions in 2023 and 2024 resulted in a decrease of $96.3 million.
•Acquisitions and developments in 2023 and 2024 contributed $2.3 million.
•Leasing activity, including contractual rent increases contributed $24.5 million.
•Reversed revenue related to the Steward bankruptcy resulted in a decrease of $6.2 million, including straight-line rent of $2.7 million.
•Reversed revenue related to the Prospect Medical bankruptcy resulted in a decrease of $0.7 million.
Other operating income increased $1.7 million, or 9.8%, from the prior year primarily as a result of income from management fees.
Expenses
Property operating expenses decreased $27.0 million, or 5.4%, from the prior year primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $35.9 million.
•Acquisitions and developments in 2023 and 2024 resulted in an increase of $0.8 million.
•Increases in portfolio operating expenses as follows:
◦Administrative, primarily leasing commissions, of $5.1 million;
◦Utilities of $2.7 million;
◦Property taxes of $1.9 million;
◦Security expense of $0.3 million; and
◦Janitorial expense of $0.2 million.
•Decreases in portfolio operating expenses were due to maintenance and repair expenses of $1.3 million and compensation expense of $0.8 million.

General and administrative expenses increased approximately $24.7 million, or 42.3%, from the prior year primarily as a result of the following activity:
•Increase in restructuring and severance-related charges of $28.3 million
•Decrease in payroll and payroll related expenses of approximately $2.4 million.
•Increase in cash compensation expense of $1.4 million.
•Increase in non-cash compensation incentive expense of $0.9 million.
•Other decreases including travel, legal and other administrative costs of $3.5 million.
There were no merger-related costs for the year ended December 31, 2024. Merger-related costs for the year ended December 31, 2023, included legal and consulting fees, which were offset by a refund related to state transfer taxes.
Depreciation and amortization expense decreased $55.6 million, or 7.6%, from the prior year primarily as a result of the following activity:
•Dispositions in 2023 and 2024 resulted in a decrease of $56.6 million.
•Acquisitions and developments in 2023 and 2024 resulted in an increase of $0.9 million.
•Various building and tenant improvement expenditures resulted in an increase of $39.0 million.
•Assets that became fully depreciated resulted in a decrease of $38.9 million.

Other Income (Expense)
Other income (expense), as an expense increased $361.2 million, or 107.4%, from the prior year mainly due to the following activity:
Gain on Sales of Real Estate Properties
Gains on the sale of real estate properties and other assets for the years ended December 31, 2024 and 2023 totaled $109.8 million and $77.5 million, respectively.
Interest Expense
Interest expense decreased $16.2 million for the year ended December 31, 2024 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2024	2023	$	%
Contractual interest	$196,392	$208,305	$(11,913)	(5.7)%
Net discount/premium accretion	41,050	38,941	2,109	5.4%
Debt issuance costs amortization	4,769	5,588	(819)	(14.7)%
Amortization of interest rate swap settlement	168	168	—	—%
Amortization of treasury hedge settlement	427	427	—	—%
Fair value derivative	187	4,412	(4,225)	(95.8)%
Interest cost capitalization	(4,295)	(2,961)	(1,334)	45.1%
Interest on lease liabilities	3,727	3,704	23	0.6%
Total interest expense	$242,425	$258,584	$(16,159)	(6.2)%
Contractual interest decreased $11.9 million, or 5.7%, primarily as a result of the following activity:
•The Unsecured Term Loans accounted for an decrease of approximately $4.8 million, primarily due to the repayment of the $350 million Unsecured Term Loan, due 2025.
•The Unsecured Credit Facility accounted for a decrease of approximately $11.4 million.
•Active interest rate derivatives accounted for a decrease of $2.5 million, while expired interest rate derivatives accounted for an increase of $8.2 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $1.4 million.

Impairment of Real Estate Assets and Credit Loss Reserves
Impairment of real estate assets in 2024 totaling approximately $249.9 million is associated with completed or planned disposition activity. Additionally, the Company recorded $59.5 million of credit loss reserves on its mortgage note receivables and a $4.1 million fair value adjustment for an equity investment in other assets.
Impairment of real estate assets in 2023 totaling approximately $149.7 million is associated with completed or planned disposition activity. Additionally, the Company recorded $5.2 million of credit loss reserves on its mortgage notes receivable.
Impairment of Goodwill
During the first quarter of 2024, the Company determined that the carrying value of its single reporting unit exceeded estimated fair value and therefore recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the consolidated statements of operations. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more details.
Equity income (loss) from unconsolidated joint ventures
The Company recognizes its proportionate share of losses from its unconsolidated joint ventures. The losses are primarily attributable to non-cash depreciation expense. See Note 5 for more details regarding the Company's unconsolidated joint ventures.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The Company's discussion regarding the comparison of the year ended December 31, 2023 compared to the year ended December 31, 2022 was previously disclosed beginning on page 37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024, and is incorporated herein by reference.

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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD attributable to common stockholders for the years ended December 31, 2024, 2023, and 2022.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2024	2023	2022
Net (loss) income attributable to common stockholders	$(654,485)	$(278,261)	$40,897
Net (loss) income attributable to common stockholders per diluted share [1]	$(1.81)	$(0.74)	$0.15

Gain on sales of real estate assets	(104,684)	(77,546)	(270,271)
Impairment of real estate properties	249,909	149,717	54,427
Real estate depreciation and amortization	690,988	738,526	459,211
Non-controlling loss from operating partnership units	(9,149)	(3,426)	(5)
Unconsolidated JV depreciation and amortization	20,678	18,116	12,722
FFO adjustments	$847,742	$825,387	$256,084
FFO adjustments per common share - diluted	$2.29	$2.15	$1.01
FFO attributable to common stockholders	$193,257	$547,126	$296,981
FFO attributable to common stockholders per common share - diluted	$0.52	$1.43	$1.17
	—
Transaction costs	3,122	2,026	3,229
Merger-related costs [2]	—	(1,952)	103,380
Lease intangible amortization	(2,054)	860	1,028
Non-routine legal costs/forfeited earnest money received	1,077	175	771
Debt financing costs	237	(62)	3,145
Restructuring and severance-related charges	29,852	1,445	—
Credit losses and gains (losses) on other assets, net [3]	59,707	8,599	—
Impairment of goodwill	250,530	—	—
Merger-related fair value of debt instruments	40,667	42,885	21,248
Unconsolidated JV normalizing items [4]	390	389	330
Normalized FFO adjustments	$383,528	$54,365	$133,131
Normalized FFO adjustments per common share - diluted	$1.04	$0.14	$0.52
Normalized FFO attributable to common stockholders	$576,785	$601,491	$430,112
Normalized FFO attributable to common stockholders per common share - diluted	$1.56	$1.57	$1.69

Non-real estate depreciation and amortization	1,478	2,566	2,217
Non-cash interest amortization, net [5]	5,101	4,968	5,129
Rent reserves, net	714	3,163	516
Straight-line rent, net	(27,254)	(32,592)	(20,124)
Stock-based compensation	14,036	13,791	14,294
Unconsolidated JV non-cash items [6]	(923)	(1,034)	(1,206)
Normalized FFO adjusted for non-cash items	$569,937	$592,353	$430,938
2nd generation tenant improvements	(69,445)	(66,081)	(33,620)
Leasing commissions paid	(47,450)	(36,391)	(22,929)
Building capital	(33,934)	(49,343)	(48,913)
FAD	$419,108	$440,538	$325,476
FFO weighted average common shares outstanding - diluted [7]	369,767	383,381	254,622
1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2Includes costs incurred related to the Merger. For the year ended December 31, 2023, Merger-related costs are net of a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2022.
3For the year ended December 31, 2024, includes $59.6 million in credit loss reserves, net of recoveries on four notes receivable included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations, $5.1 million gain on sale of other assets included in "Gains on sales of real estate and other assets" on the Statement of Operations, $4.1 million loss on other asset included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations, and a $1.1 million straight line rent reversal included in "Rental income" on the Statement of Operations. For the year ended December 31, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.
4Includes the Company's proportionate share of lease intangible amortization related to unconsolidated joint ventures.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.

7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 556,201, 397,168, and 748,385 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly-developed or redeveloped properties will be included in the same store pool eight full quarters after substantial completion.
The following table reflects the Company's Same Store Cash NOI for the years ended December 31, 2024 and 2023.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at December 31, 2024	SAME STORE CASH NOI for the year ended December 31
Dollars in thousands			2024	2023
Same store properties	556	$10,810,884	$670,867	$652,420
Joint venture same store properties	29	$322,639	$17,595	$16,869

The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the years ended December 31, 2024 and 2023:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	YEAR ENDED DECEMBER 31,
Dollars in thousands	2024	2023
Net loss	$(663,904)	$(282,083)
Other expense	697,381	336,227
General and administrative expense	83,121	58,405
Depreciation and amortization expense	675,152	730,709
Other expenses [1]	23,446	13,413
Straight-line rent, net	(26,115)	(32,592)
Joint venture properties	24,219	19,176
Other revenue [2]	(31,967)	(17,249)
Cash NOI	781,333	826,006
Cash NOI not included in same store	(92,871)	(156,717)
Same store cash NOI	688,462	669,289
Same store joint venture properties	(17,595)	(16,869)
Same store cash NOI (excluding JVs)	$670,867	$652,420
1.Includes transaction costs, Merger-related costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF DECEMBER 31, 2024
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	556	$10,810,884	31,850	89.8%
Joint venture same store properties	29	322,639	1,636	89.2%
Wholly owned and joint venture acquisitions	33	172,330	2,388	94.3%
Wholly owned and joint venture development completions	5	191,113	553	57.7%
Wholly owned and joint venture redevelopments	25	545,331	1,874	63.0%
Planned Dispositions	3	50,245	144	58.3%
Total	651	$12,092,542	38,445	88.2%
Joint venture properties	65	556,897	4,253	87.4%
Total wholly-owned real estate properties	586	$11,535,645	34,192	88.3%
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
As of December 31, 2024 and 2023, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $4.9 million and $6.2 million, respectively. The Company expensed costs related to the pursuit of acquisitions and dispositions totaling $1.7 million, $0.8 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $1.1 million, $0.8 million, and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Valuation of Long-Lived Assets Held and Used, Unconsolidated Joint Ventures, Intangible Assets and Goodwill
Long-Lived Assets Held and Used
The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, primarily real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company's use of assets or the strategy for its overall business; plans to sell an asset before its useful life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment of those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are typically performed as of December 31 of each year. However, during the first quarter of 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, a goodwill evaluation was performed. As of the measurement date, the Company's current operations are carried out through a single reporting unit that had a carrying value of approximately $12.0 billion. The Company determined that the carrying value exceeded estimated fair value and therefore an impairment of goodwill was recorded. The Company recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the Consolidated Statements of Operations. In 2023, a review indicated that no impairment had occurred with respect to the Company's goodwill asset of $250.5 million.
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
The Company recorded impairment charges totaling $249.9 million for the year ended December 31, 2024 related to real estate properties and other long-lived assets. The impairment charges related to 51 properties sold and 13 additional properties associated with planned disposition activity in 2025. The Company recorded impairment charges of $149.7 million in 2023.
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
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2024, the Company had gross investments of approximately $10.5 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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

Revenue Recognition
The Company's primary source of revenue is rental income derived from non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. As of December 31, 2024, with the exception of one finance lease, all of the Company's leases, where the Company is the lessor, are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which include reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectability is probable at lease commencement. If the assessment of collectability changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectability assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
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
As of December 31, 2024, $3.5 billion of the Company’s $4.7 billion carrying value of debt bore interest at fixed rates, excluding the interest rate swaps.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2024	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$—	$—	$—	$—
Unsecured Term Loan due 2025	200,000	11,180	(1,118)	1,118
Unsecured Term Loan due 2025	300,000	16,770	(1,677)	1,677
Unsecured Term Loan due 2026	150,000	8,385	(839)	839
Unsecured Term Loan due 2027	200,000	11,180	(1,118)	1,118
Unsecured Term Loan due 2028	300,000	16,770	(1,677)	1,677
	$1,150,000	$64,285	$(6,429)	$6,429
The Company has outstanding interest rate swaps to help mitigate its risk related to variable rate debt. As of December 31, 2024, the Company had $1.1 billion of interest rate swaps at a weighted average rate of 3.92%. See Note 11 to the Consolidated Financial Statements for more information regarding the Company's interest rate swaps.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2024 [1]	DEC. 31, 2024 [1]	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2023
Fixed Rate Debt
Senior Notes due 2025	$249,868	$250,605	$250,515	$250,679	$244,233
Senior Notes due 2026	586,824	595,052	594,141	595,919	581,556
Senior Notes due 2027	488,104	494,909	493,756	496,037	483,590
Senior Notes due 2028	298,029	290,349	289,532	291,144	282,200
Senior Notes due 2030	586,028	590,648	587,926	593,321	577,702
Senior Notes due 2030	297,190	258,718	257,480	259,924	249,124
Senior Notes due 2031	296,343	244,270	242,884	245,622	235,894
Senior Notes due 2031	667,233	659,624	655,870	663,292	649,347
Mortgage Notes Payable	45,136	44,251	44,196	44,305	69,058
Total Fixed Rate Debt	$3,514,755	$3,428,426	$3,416,300	$3,440,243	$3,372,704

1Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
Asset Impairment – Plans to Sell a Real Estate Property Before its Useful Life Has Ended
The Company recorded total real estate investments, net, of approximately $9.3 billion as of December 31, 2024. As described in Note 1 to the Company's consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances indicates, that the carrying value might not be fully recoverable. Indicators of impairment may include, among others, plans to sell an asset before its useful life has ended.

We identified management’s assessment of plans to sell an asset before its useful life has ended as an indicator of potential impairment for real estate properties as a critical audit matter. Assessing the likelihood of the sale of an asset before its useful life has ended requires a high degree of judgment. Auditing management's judgment around these elements was especially challenging due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s assessment of the likelihood of plans to sell an asset before its useful life has ended.
•Assessing the likelihood of plans to sell an asset before its useful life has ended using a combination of retrospective review, inquiry with management outside of the accounting department, and obtaining third party evidence.
Impairment of Goodwill
As described in Note 1 to the Company’s consolidated financial statements, the Company recorded a $250.5 million impairment of its goodwill in the Consolidated Statement of Operations for the year ended December 31, 2024. The Company evaluates goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate that an impairment may exist. During 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, the Company performed a quantitative assessment, and the fair value of the Company’s single reporting unit was estimated using a combination of discounted cash flow models and earnings multiples techniques. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions, including revenue and expense growth rates, capitalization rate and discount rate. The determination of fair value using the earnings multiples technique requires assumptions to be made in relation to maintainable earnings and market multiples.
We identified the evaluation of goodwill for impairment as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for the single reporting unit, especially the assumptions of the discount rate used in the discounted cash flow model and the market multiples used in the earnings multiples technique. Auditing management’s assumptions used in the impairment assessment of goodwill involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s determination of the fair value of the single reporting unit, including controls over the discount rate and market multiples used in the goodwill impairment assessment.
•Utilizing professionals with specialized skills and knowledge to assist in assessing the reasonableness of the discount rate and market multiples used in the goodwill impairment assessment.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 19, 2025

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2024	2023
Real estate properties
Land	$1,143,468	$1,343,265
Buildings and improvements	9,707,066	10,881,373
Lease intangibles	664,867	836,302
Personal property	9,909	12,718
Investment in financing receivables, net	123,671	122,602
Financing lease right-of-use assets	77,343	82,209
Construction in progress	31,978	60,727
Land held for development	52,408	59,871
Total real estate investments	11,810,710	13,399,067
Less accumulated depreciation	(2,483,656)	(2,226,853)
Total real estate investments, net	9,327,054	11,172,214
Cash and cash equivalents	68,916	25,699
Assets held for sale, net	12,897	8,834
Operating lease right-of-use assets	261,438	275,975
Investments in unconsolidated joint ventures	473,122	311,511
Goodwill	—	250,530
Other assets, net	507,496	592,368
Total assets	$10,650,923	$12,637,131

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2024	2023
Liabilities
Notes and bonds payable	$4,662,771	$4,994,859
Accounts payable and accrued liabilities	222,510	211,994
Liabilities of properties held for sale	1,283	295
Operating lease liabilities	224,499	229,714
Financing lease liabilities	72,346	74,503
Other liabilities	161,640	202,984
Total liabilities	5,345,049	5,714,349
Commitments and contingencies (See Footnote 15)
Redeemable non-controlling interests	4,778	3,868
Stockholders' equity
Preferred stock, $0.01 par value; 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized; 350,532 and 380,964 shares issued and outstanding at December 31, 2024 and 2023, respectively.	3,505	3,810
Additional paid-in capital	9,118,229	9,602,592
Accumulated other comprehensive loss	(1,168)	(10,741)
Cumulative net income attributable to common stockholders	374,309	1,028,794
Cumulative dividends	(4,260,014)	(3,801,793)
Total stockholders’ equity	5,234,861	6,822,662
Non-controlling interest	66,235	96,252
Total equity	5,301,096	6,918,914
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$10,650,923	$12,637,131
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Operations
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Revenues
Rental income	$1,232,776	$1,309,184	$907,451
Interest income	16,383	17,134	11,480
Other operating	19,157	17,451	13,706
	1,268,316	1,343,769	932,637
Expenses
Property operating	473,444	500,437	344,038
General and administrative	83,121	58,405	52,734
Transaction costs	3,122	2,026	3,229
Merger-related costs	—	(1,952)	103,380
Depreciation and amortization	675,152	730,709	453,082
	1,234,839	1,289,625	956,463
Other income (expense)
Gain on sales of real estate properties and other assets	109,753	77,546	270,271
Interest expense	(242,425)	(258,584)	(146,691)
(Loss) gain on extinguishment of debt	(237)	62	(2,401)
Impairment of real estate properties and credit loss reserves	(313,547)	(154,912)	(54,427)
Impairment of goodwill	(250,530)	—	—
Equity loss from unconsolidated joint ventures	(135)	(1,682)	(687)
Interest and other (expense) income, net	(260)	1,343	(1,546)
	(697,381)	(336,227)	64,519
Net (loss) income	(663,904)	(282,083)	40,693
Net loss attributable to non-controlling interests	9,419	3,822	204
Net (loss) income attributable to common stockholders	$(654,485)	$(278,261)	$40,897

Basic earnings per common share	$(1.81)	$(0.74)	$0.15
Diluted earnings per common share	$(1.81)	$(0.74)	$0.15

Weighted average common shares outstanding - basic	365,553	378,928	252,356
Weighted average common shares outstanding - diluted	365,553	378,928	253,873
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Net (loss) income	$(663,904)	$(282,083)	$40,693
Other comprehensive (loss) income
Interest rate swaps
Reclassification adjustment for (gains) losses included in net income (interest expense)	(13,137)	(14,488)	1,527
Gains arising during the period on interest rate swaps	22,809	1,463	10,630
	9,672	(13,025)	12,157
Comprehensive (loss) income	(654,232)	(295,108)	52,850
Less: Comprehensive loss attributable to non-controlling interests	9,337	3,966	168
Comprehensive (loss) income attributable to common stockholders	$(644,895)	$(291,142)	$53,018
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity and Redeemable Non-Controlling Interests
Amounts in thousands, except per share data

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116	$—	$2,185,116	$—
Issuance of stock, net of costs	6	22,901	—	—	—	22,907	—	22,907	—
Merger consideration transferred	2,289	5,574,174	—	—	—	5,576,463	110,702	5,687,165	—
Common stock redemption	(1)	(2,791)	—	—	—	(2,792)	—	(2,792)	—
Share-based compensation	7	20,339	—	—	—	20,346	—	20,346	—
Redemption of non-controlling interest	—	97	—	—	—	97	(97)	—	—
Net income (loss)	—	—	—	40,897	—	40,897	(204)	40,693	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,531	—	—	1,531	(4)	1,527	—
Gain on interest rate swaps and treasury locks	—	—	10,590	—	—	10,590	40	10,630	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	2,014
Dividends to common stockholders ($1.24 per share)	—	—	—	—	(284,079)	(284,079)	(1,695)	(285,774)	—
Balance at December 31, 2022	3,806	9,587,637	2,140	1,307,055	(3,329,562)	7,571,076	108,742	7,679,818	2,014
Issuance of stock, net of costs	—	130	—	—	—	130	—	130	—
Common stock redemption	(1)	(2,234)	—	—	—	(2,235)	—	(2,235)	—
Conversion of OP Units to common stock	2	2,774	—	—	—	2,776	(2,776)	—	—
Share-based compensation	3	14,285	—	—	—	14,288	—	14,288	—
Net loss	—	—	—	(278,261)	—	(278,261)	(3,822)	(282,083)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(14,315)	—	—	(14,315)	(173)	(14,488)	—
Gain on interest rate swaps and treasury locks	—	—	1,434	—	—	1,434	29	1,463	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	1,889
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(35)
Dividends to common stockholders ($1.24 per share)	—	—	—	—	(472,231)	(472,231)	(5,748)	(477,979)	—
Balance at December 31, 2023	3,810	9,602,592	(10,741)	1,028,794	(3,801,793)	6,822,662	96,252	6,918,914	3,868
Issuance of stock, net of costs	—	104	—	—	—	104	—	104	—
Common stock redemption	(5)	(8,692)	—	—	—	(8,697)	—	(8,697)	—
Conversion of OP Units to common stock	3	3,409	—	—	—	3,412	(3,412)	—	—

Share-based compensation	5	31,819	—	—	—	31,824	—	31,824	—
Common stock repurchases	(308)	(510,115)	—	—	—	(510,423)	—	(510,423)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(11,930)	(11,930)	—
Net (loss) gain	—	—	—	(654,485)	—	(654,485)	(9,436)	(663,921)	17
Reclassification adjustments for gains included in net income (interest expense)	—	—	(12,954)	—	—	(12,954)	(183)	(13,137)	—
Gains arising during the period on interest rate swaps	—	—	22,527	—	—	22,527	282	22,809	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	(888)	—	—	—	(888)	—	(888)	880
Dividends to common stockholders ($1.24 per share)	—	—	—	—	(458,221)	(458,221)	(5,338)	(463,559)	—
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

	YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES	2024	2023	2022
Net (loss) income	$(663,904)	$(282,083)	$40,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675,152	730,709	453,082
Other amortization	47,165	45,181	24,695
Share-based compensation	31,824	14,288	20,346
Amortization of straight-line rent receivable (lessor)	(29,996)	(38,676)	(23,498)
Amortization of straight-line rent on operating leases (lessee)	3,880	6,084	3,374
Gain on sales of real estate properties and other assets	(109,753)	(77,546)	(270,271)
Loss (gain) on extinguishment of debt	237	(62)	2,401
Impairment of real estate properties and credit loss reserves	313,547	154,912	54,427
Impairment of goodwill	250,530	—	—
Equity loss from unconsolidated joint ventures	135	1,682	687
Distributions from unconsolidated joint ventures	10,498	17,880	1,881
Non-cash interest from financing and real estate notes receivable	(1,833)	(1,654)	(2,257)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(34,547)	(55,946)	(26,098)
Accounts payable and accrued liabilities	5,199	(18,775)	24,191
Other liabilities	3,483	3,826	(30,906)
Net cash provided by operating activities	501,617	499,820	272,747

INVESTING ACTIVITIES
Acquisitions of real estate	—	(49,171)	(402,529)
Development of real estate	(70,338)	(41,058)	(37,862)
Additional long-lived assets	(248,981)	(231,026)	(163,544)
Funding of mortgages and notes receivable	(5,505)	(26,803)	(23,325)
Investments in unconsolidated joint ventures	—	(3,824)	(99,967)
Investment in financing receivable	(511)	(1,801)	(1,002)
Proceeds from sales of real estate properties and additional long-lived assets	1,221,083	701,434	1,201,068
Contributions from redeemable non-controlling interests	13	1,389	—
Proceeds from notes receivable repayments	5,162	—	1,688
Cash assumed in Merger, including restricted cash for special dividend payment	—	—	1,159,837
Net cash provided by investing activities	900,923	349,140	1,634,364

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	—	(385,000)	40,000
Borrowings on term loans	—	—	666,500
Repayment on term loan	(350,000)	—	(1,141,500)
Repayments of notes and bonds payable	(25,473)	(19,143)	(20,042)
Redemption of notes and bonds payable	—	—	(2,184)
Dividends paid	(457,853)	(472,242)	(283,713)
Special dividend paid in relation to the Merger	—	—	(1,123,648)
Net proceeds from issuance of common stock	104	130	22,902
Common stock redemptions	(8,881)	(2,298)	(3,192)
Common stock repurchases	(510,423)	—	—
Distributions to non-controlling interest holders	(5,473)	(5,123)	(1,695)
Redemption of non-controlling interest	(744)	—	—
Debt issuance and assumption costs	(563)	(529)	(12,753)
Payments made on finance leases	(17)	(17)	—
Net cash used in financing activities	(1,359,323)	(884,222)	(1,859,325)

Increase (decrease) in cash and cash equivalents	43,217	(35,262)	47,786
Cash and cash equivalents cash at beginning of period	25,699	60,961	13,175
Cash and cash equivalents at end of period	$68,916	$25,699	$60,961

See accompanying notes.
Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows, cont.
Amounts in thousands

	YEAR ENDED DECEMBER 31,
Supplemental Cash Flow Information	2024	2023	2022
Interest paid	$202,503	$216,033	$112,692
Mortgage notes payable assumed in connection with acquisition of real estate, net	$—	$5,284	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$39,969	$31,469	$48,292
Capitalized interest	$4,295	$2,961	$1,410
Mortgage notes receivable taken in connection with sale of real estate	$9,630	$51,000	$—
Non-controlling interest in sale of real estate	$11,185	$—	$—
Contribution of real estate properties into unconsolidated joint venture	$172,666	$—	$—
Real estate notes receivable assumed in Merger (adjusted to fair value)	$—	$—	$74,819
Unsecured credit facility and term loans assumed in Merger (adjusted to fair value)	$—	$—	$1,758,650
Senior notes assumed in Merger (adjusted to fair value)	$—	$—	$2,232,650
Consideration transferred in relation to the Merger	$—	$—	$5,576,463
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. Except as otherwise provided in the Notes to the Company’s Consolidated Financial Statements, references herein to the "Company" mean Healthcare Realty Trust Incorporated and its consolidated subsidiaries, including Healthcare Realty Holdings, L.P. (formerly known as Healthcare Trust of America Holdings, LP) (the "OP"), after giving effect to the Merger discussed in more detail in Note 2 below. As of December 31, 2024, the Company had gross real estate investments of approximately $11.8 billion in 589 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. The Company’s real estate properties are located in 33 states and total approximately 34.2 million square feet. In addition, as of December 31, 2024, the Company had a weighted average ownership interest of approximately 31% in 63 real estate properties held in unconsolidated joint ventures.
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
The OP is 98.7% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2024, there were approximately 4.6 million, or 1.3%, of OP Units issued and outstanding held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of December 31, 2024, the Company had three consolidated VIEs in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of December 31, 2024 and 2023:

	DECEMBER 31,
(dollars in thousands)	2024	2023
Assets:
Total real estate investments, net	$103,933	$85,752
Cash and cash equivalents	159	2,144
Other assets, net	4,053	2,704
Total assets	$108,145	$90,600
Liabilities:
Notes and bonds payable	$60,170	$—
Accounts payable and accrued liabilities	2,786	17,835
Other liabilities	45	—
Total liabilities	$63,001	$17,835
As of December 31, 2024, the Company had five unconsolidated VIEs consisting of four notes receivables and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the four notes receivables as amortized cost and a joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs:

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Houston, TX [1]	Note receivable	$14,900	$14,900
2021	Charlotte, NC [1]	Note receivable	7,441	7,441
2022	Texas [2]	Equity method	56,586	56,586
2024	Texas [3]	Note receivable	9,689	16,729
2024	Texas [3]	Note receivable	1	4,500
1Assumed mortgage note receivable in connection with the Merger.
2Includes investments in seven properties.
3Company provided seller financing and entered into a mortgage loan and a mezzanine loan in connection with a property disposition.

As of December 31, 2024, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 5 for more details regarding the Company's unconsolidated joint ventures.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Segment Reporting
The Company owns, leases, acquires, manages, finances, develops and redevelops outpatient and other healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company's chief operating decision makers (“CODM”), represented by the Company's Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, review financial information and assess the consolidated operations of the Company in order to make strategic decisions such as allocation of capital expenditures and other significant expenses. See Note 18 for additional information on segment reporting.
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under ASC Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable.
During 2024 and 2023, the Company eliminated against accumulated depreciation approximately $112.3 million and $51.7 million , respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. During 2024 approximately $3.0 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation. There were no such transactions during 2023.
Depreciation expense of real estate properties for the three years ended December 31, 2024, 2023 and 2022 was $507.1 million, $518.6 million and $320.8 million, respectively. Depreciation and amortization of real estate assets in place as of December 31, 2024, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	2.0 to 39.0 years
Buildings and improvements	3.3 to 49.0 years
Lease intangibles (including ground lease intangibles)	1.0 to 99.0 years
Personal property	3.0 to 10.0 years
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
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its useful life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. In addition, the Company reviews for possible impairment, those assets subject to purchase options and those impacted by casualty losses, such as tornadoes and hurricanes. A property value is considered impaired only if management's estimate of current and projected (undiscounted and unleveraged) operating cash flows of the property is less than the net carrying value of the property. These estimates of future cash flows include only those that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the property. These estimates, including the useful life determination which can be affected by any potential sale of the property, are based on management's assumptions about its use of the property. Therefore, significant judgment is involved in estimating the current and projected cash flows. If management determines that the carrying value of the Company’s assets may not be fully recoverable

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. See Note 7 for additional information on impairment.
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
The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the weighted average remaining term of the in-place leases. The at-market, in-place lease intangibles are amortized to depreciation and amortization expense over the weighted average remaining term of the leases, and customer relationship assets are amortized to depreciation and amortization expense over terms applicable to each acquisition. Any goodwill recorded through a business combination would be reviewed for impairment at least annually and is not amortized.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
•Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Executed purchase and sale agreements, which are binding agreements, are categorized as level one inputs.
Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2024 and 2023, the Company had $1.2 million and $10.7 million recorded in accumulated other comprehensive loss, respectively, related to forward starting interest rate swaps entered into and settled during 2015 and 2020 and a hedge of the Company's variable rate debt. See Note 11 for additional information.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company did not have any restricted cash for the years ended December 31, 2024 or 2023.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Goodwill is not amortized but is typically evaluated for impairment annually as of December 31 or whenever events or changes in circumstances indicate that an impairment may exist. However, during the first quarter of 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, a goodwill evaluation was performed. The Company performed a quantitative assessment, and the fair value of the Company’s single reporting unit was estimated using a combination of discounted cash flow models and earnings multiples techniques. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to revenue and expense growth rates, capitalization rates, discount rates, capital expenditures and working capital levels. The determination of fair value using the earnings multiples technique requires assumptions to be made in relation to maintainable earnings and market multiples. These forecasts and assumptions are highly subjective, and while we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. The Company determined that the carrying value exceeded estimated fair value, and therefore the Company recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the Consolidated Statements of Operations. See Note 9 for more detail on the Company’s intangible assets.
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
Share-Based Compensation
The Company has various employee and director share-based awards outstanding. These awards include non-vested common stock or other stock-based awards, including units in the OP, pursuant to the Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 ( the "Incentive Plan"). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date. The Company recognizes the impact of forfeitures as they occur. See Note 13 for details on the Company’s share-based awards.
Accumulated Other Comprehensive (Loss) Income
Certain items must be included in comprehensive (loss) income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, changes in the fair value of derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2024, the Company’s accumulated other comprehensive (loss) income consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of forward starting swaps and treasury hedges. See Note 11 for more details on the Company's derivative financial instruments.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
in thousands	2024	2023	2022
Type of Revenue
Parking income	$9,329	$9,903	$8,513
Management fee income/other [1]	9,828	7,548	5,193
	$19,157	$17,451	$13,706
1 Includes the recovery of certain expenses under the financing receivable as outlined in the management agreement.

The Company’s two major types of revenue that are accounted for under Topic 606 are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle. In most cases, the revenue is due and payable on a monthly basis. The Company had a receivable balance of $1.9 million, $1.9 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The components of rental income are as follows:

	YEAR ENDED DECEMBER 31,
in thousands	2024	2023	2022
Property operating income	$1,202,780	$1,270,508	$883,953
Straight-line rent	29,996	38,676	23,498
Rental income	$1,232,776	$1,309,184	$907,451
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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2024.
Federal tax returns for the years 2021, 2022, 2023 and 2024 are currently subject to examination by taxing authorities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with Accounting Standards Update ("ASU") 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities contingently redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Consolidated Balance Sheet. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of December 31, 2024, the Company had redeemable non-controlling interests of $4.8 million.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale-leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables as of December 31, 2024.

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of DECEMBER 31, 2024	CARRYING VALUE as of DECEMBER 31, 2023
May 2021	Poway, CA	5.71%	$116,304	$115,239
November 2021	Columbus, OH	6.48%	7,367	7,363
			$123,671	$122,602
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of December 31, 2024, real estate notes receivable, net, which are included in Other assets, net on the Company's Consolidated Balance Sheets totaled $127.6 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of DECEMBER 31, 2024	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of DECEMBER 31, 2024
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$38	$—	$—	$6,038
Texas [1]	10/03/2024	10/02/2029	11.00%	4,500	1	—	—	—	1
				10,500	6,001	38	—	—	6,039
Mortgage loans
Texas [2]	6/30/2021	12/02/2024	7.00%	31,150	31,150	551	(16,801)	—	14,900
North Carolina [3]	12/22/2021	12/22/2024	8.00%	6,000	6,000	1,441	—	—	7,441
Florida	5/17/2022	2/27/2026	6.00%	65,000	37,661	195	—	(24)	37,832
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	185	—	—	45,185
Florida	12/28/2023	12/28/2026	9.00%	7,700	6,538	—	—	—	6,538
Texas [1]	10/03/2024	10/02/2029	7.50%	16,729	9,629	60	—	—	9,689
				171,579	135,978	2,432	(16,801)	(24)	121,585

				$182,079	$141,979	$2,470	$(16,801)	$(24)	$127,624
1In 2024, the Company provided seller financing of $9.6 million in connection with the sale of a real estate property in Houston, TX. The Company has also committed mezzanine loan funding of up to $4.5 million in connection with this sale.
2In 2024, the Company determined that an allowance for credit loss of $16.8 million was needed on this mortgage loan, which included approximately $16.3 million of principal and approximately $0.5 million of interest. In January 2025, the underlying collateral for this loan was sold and the Company received $14.9 million towards the principal balance of this loan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
3Outstanding principal and interest due upon maturity. As of the date of these financial statements, the outstanding principal and interest on this loan has not been repaid. The Company has evaluated the collectibility of the amount outstanding and has determined that the underlying collateral has a value that exceeds the carrying value of as of December 31, 2024, and is working with borrower on satisfaction of the mortgage loan.

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
In 2023, the Company determined that the risk of credit loss on two of its mezzanine loans was no longer remote and recorded a credit loss reserve of $5.2 million. In 2024, the Company determined that an additional allowance of $46.8 million was needed on these two mezzanine loans to cover the entire carrying amount for these loans. In fourth quarter of 2024, the underlying project was sold and the Company received $4.0 million as consideration for its mezzanine loan interests.
Additionally, in 2024 the Company determined the risk of credit loss on one of its mortgage notes receivable was no longer remote and recorded a credit loss reserve of $16.8 million, including $0.5 million of accrued interest. The Company utilized the level 1 fair value hierarchy, which included an executed purchase and sale agreement on the underlying collateral of the mortgage loan, to determine the amount of credit loss reserve.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	TWELVE MONTHS ENDED DECEMBER 31, 2024	TWELVE MONTHS ENDED DECEMBER 31, 2023
Allowance for credit losses, beginning of period	$5,196	$—
Credit loss reserves [1]	59,563	5,196
Recoveries [1]	(4,000)	—
Write-off [1]	(43,958)	—
Allowance for credit losses, end of period	$16,801	$5,196
1.On June 24, 2024, the Company's two mezzanine loans in Texas with a total principal balance of $54.1 million matured. On July 15, 2024, the senior lender on the construction loan associated with the underlying project provided notice of foreclosure proceedings to the borrower. In 2024, the Company recorded an allowance for credit loss of $46.8 million to cover the entire carrying amount for these loans. In the fourth quarter of 2024, the capital for the underlying project was restructured and the Company received $4.0 million as consideration for its interest. As of December 31, 2024, the Company no longer has a mezzanine position in connection with these projects.

Interest Income
Income from Lease Finance Receivables
The Company recognized the related income from two financing receivables totaling $8.4 million, $8.3 million and $8.1 million, respectively, for the years ended December 31, 2024, 2023 and 2022, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.
Income from Real Estate Notes Receivable
For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest income of $8.0 million, $8.8 million and $3.4 million, respectively, related to real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. In 2023, the Company placed two of its real estate notes receivable on non-accrual status. In 2024, the Company placed one of its real estate notes receivable with a principal balance, net of credit loss, of $14.9 million on non-accrual status. Accordingly, the Company did not recognize any interest income for these loans subsequent to the transition to non-accrual status.
New Accounting Pronouncements
On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280). Some of the main provisions of this update to segment reporting include; (i) a requirement to disclose significant segment expenses, on an annual and interim basis, that are regularly provided to the CODM and included within each reported measure of segment profit or loss; (ii) a requirement to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iii) a requirement that an entity that has a single reportable segment provide all the disclosures required by the amendments in this update.
The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption has no impact on the Company’s financial position, results of operations or cash flows, but has resulted in new footnote disclosure. See Note 18 for details on Segment Reporting.
On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide more detailed information in the notes to the financial statements related to certain expense captions on the face of the income statement. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.
Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and compliance of these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ended December 31, 2027.
Note 2. Merger with HTA

On July 20, 2022 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (“Legacy HR”), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), the OP, and HR Acquisition 2, LLC (“Merger Sub”), Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
(c) Includes $78.7 million of gross contractual real estate notes receivable, the fair value of which was $74.8 million, and the Company expected to collect substantially all of the real estate notes receivable proceeds as of the Closing Date.

The cumulative measurement period adjustments recorded through June 30, 2023 are final and primarily resulted from updated valuations related to the Company’s real estate assets and liabilities and additional information obtained by the Company related to the properties acquired in the Merger and their respective tenants, and resulted in an increase to goodwill of $101.6 million.
Based on the final purchase price allocation of fair value, approximately $247.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill was attributable to expected synergies and benefits arising from the Merger, including anticipated general and administrative cost savings and potential economies of scale benefits in both tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized was deductible for tax purposes. During 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, a goodwill evaluation was performed and the Company recorded a full impairment of its goodwill, which was recorded as a non-cash charge in “Impairment of goodwill” in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Merger-related Costs
The Company incurred Merger-related costs of $(2.0) million and $103.4 million, respectively, for the years ended December 31, 2023 and 2022, which were included within Merger-related costs in results of operations. The Merger-related costs primarily consisted of legal, consulting, severance, and banking services and for the year ended December 31, 2023, including a refund of $17.8 million for transfer taxes paid during the year ended December 31, 2023. No Merger-related costs were incurred for the year ended December 31, 2024.

3. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s consolidated investments at December 31, 2024.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS AND IMPROVEMENTS	LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Dallas, TX	39	$73,030	$864,625	$40,948	$547	$979,150	$(245,493)
Seattle, WA	24	45,272	547,743	5,178	679	598,872	(184,304)
Charlotte, NC	31	32,980	462,173	25,947	133	521,233	(134,075)
Houston, TX	26	61,201	510,255	46,286	46	617,788	(106,416)
Denver, CO	26	55,309	390,453	32,602	605	478,969	(106,457)
Atlanta, GA	24	39,895	365,592	20,769	102	426,358	(86,861)
Boston, MA	16	120,818	279,881	39,509	14	440,222	(60,469)
Los Angeles, CA	15	49,770	265,617	3,486	401	319,274	(131,477)
Phoenix, AZ	35	29,177	492,016	31,915	427	553,535	(84,116)
Raleigh, NC	25	57,906	366,150	29,224	13	453,293	(55,468)
Nashville, TN	11	38,057	339,417	9,840	4,422	391,736	(128,686)
Miami, FL	14	22,890	265,974	17,785	176	306,825	(75,640)
Tampa, FL	18	30,586	313,381	26,109	33	370,109	(53,946)
Indianapolis, IN	39	50,874	274,524	23,329	13	348,740	(50,188)
New York, NY	14	63,377	163,038	25,963	—	252,378	(26,533)
Austin, TX	11	21,601	217,862	18,568	37	258,068	(46,372)
Washington, DC	9	5,265	220,493	3,799	48	229,605	(59,598)
Chicago, IL	6	13,804	217,359	7,626	81	238,870	(45,205)
San Francisco, CA	6	49,181	181,860	9,915	52	241,008	(59,302)
Orlando, FL	7	9,793	170,755	16,815	1	197,364	(29,866)
Other (45 markets)	190	272,682	2,797,898	229,254	2,079	3,301,913	(713,184)
	586	1,143,468	9,707,066	664,867	9,909	11,525,310	(2,483,656)

Investment in financing receivables, net	1	—	—		—	123,671	—
Financing lease right-of-use assets	1	—	—	—	—	77,343	—
Construction in progress	1	—	—	—	—	31,978	—
Land held for development	—	—	—	—	—	52,408	—
Total real estate investments	589	$1,143,468	$9,707,066	$664,867	$9,909	$11,810,710	$(2,483,656)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the CPI. In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the years ended December 31, 2024, 2023 and 2022 was $1.2 billion, $1.3 billion and $907.5 million, respectively.
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2024 were as follows:

In thousands
2025	$816,029
2026	744,399
2027	634,752
2028	522,433
2029	418,455
2030 and thereafter	1,544,358
$4,680,426
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2024, 2023 and 2022.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had gross investments of approximately $111.1 million in six real estate properties as of December 31, 2024 that were subject to purchase options that were exercisable.

Lessee Accounting Under ASC 842
As of December 31, 2024, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. Contracts evaluated and treated as leases are those that convey the right to control the use of identified assets for a period of time in exchange for consideration. ASC 842 requires the recording of these leases based on the aggregate future cash flows, discounted utilizing the implicit rate in the lease, or, if not readily determinable, based upon the lessee's incremental borrowing rate, to which the Company utilizes market inputs that are both similar to the Company's credit profile and corresponding term of the leases. As of December 31, 2024, the Company had 215 properties totaling 16.1 million square feet that were held under ground leases. Some of the ground leases include fixed rent renewal terms and others have market rent renewal terms. The ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the CPI. The Company had 73 prepaid ground leases as of December 31, 2024. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s future lease payments (primarily for its 142 non-prepaid ground leases) as of December 31, 2024 were as follows:

In thousands	OPERATING	FINANCING
2025	$12,410	$2,070
2026	12,540	2,106
2027	12,743	2,145
2028	12,879	2,177
2029	12,944	2,209
2030 and thereafter	657,744	383,172
Total undiscounted lease payments	$721,260	$393,879
Discount	(496,761)	(321,533)
Lease liabilities	$224,499	$72,346

The following table provides details of the Company's total lease expense for the years ended December 31, 2024 and 2023:

	YEAR ENDED DECEMBER 31
In thousands	2024	2023
Operating lease cost
Operating lease expense	$18,076	$20,623
Variable lease expense	4,939	8,979

Finance lease cost
Amortization of right-of-use assets	1,533	1,564
Interest on lease liabilities	3,727	3,718
Total lease expense	$28,275	$34,884

Other information
Operating cash flows outflows related to operating leases	$15,545	$19,222
Operating cash flows outflows related to financing leases	$2,107	$2,122
Financing cash flows outflows related to financing leases	$17	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,855	$1,758

Weighted-average remaining lease term (excluding renewal options) - operating leases	44.1	45.8
Weighted-average remaining lease term (excluding renewal options) - finance leases	57.8	57.9
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%
5. Acquisitions, Dispositions and Mortgage Repayments
2024 Acquisition Activity
The Company had no real estate acquisition activity for the year ended December 31, 2024.
Unconsolidated Joint Ventures
As of December 31, 2024, the Company had a weighted average ownership interest of approximately 31% in 63 real estate properties held in unconsolidated joint ventures. The Company recognizes distributions from unconsolidated joint ventures utilizing the nature of distribution approach and classifies the distributions based on the nature of the underlying activity that generated the distribution. The distributions from unconsolidated joint ventures for the years ended December 31, 2024 and 2023 were classified as operating activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company's investment in and loss recognized for the years ended December 31, 2024 and 2023 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in thousands	2024	2023
Investments in unconsolidated joint ventures, beginning of period	$311,511	$327,248
New investments during the period	172,244	3,824
Equity loss recognized during the period	(135)	(1,682)
Owner distributions	(10,498)	(17,879)
Investments in unconsolidated joint ventures, end of period	$473,122	$311,511
2023 Acquisition Activity
The following table details the Company's real estate acquisition activity for the year ended December 31, 2023:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE, NET	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
Tampa, FL	3/10/23	$31,500	$—	$30,499	$30,596	$(97)	115,867
Colorado Springs, CO	7/28/23	11,450	(5,284)	6,024	11,416	(108)	42,770

Total real estate acquisitions		$42,950	$(5,284)	$36,523	$42,012	$(205)	158,637
1.Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2.Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2023 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$27.5	17.0 - 30.0
Tenant Improvements	3.4	5.1 - 5.9
Land	5.5	0
Land Improvements	1.1	6.0 - 10.0

Intangibles
At-market lease intangibles	4.5	5.1 - 5.9
Above-market lease intangibles (lessor)	0.2	1.8 - 4.9
Below-market lease intangibles (lessor)	(0.2)	6.4 - 13.9

Mortgage notes payable assumed, including fair value adjustments	(5.3)

Other assets acquired	0.1
Accounts payable, accrued liabilities and other liabilities assumed	(0.3)
Total cash paid	$36.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
2024 Real Estate Asset Dispositions
The following table details the Company's dispositions and joint venture dispositions for the year ended December 31, 2024:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING COSTS & CREDITS	COMPANY-FINANCED MORTGAGE NOTES	NET CONSIDERATION	NET REAL ESTATE INVESTMENT	OTHER	GAIN/(IMPAIR-MENT)	SQUARE FOOTAGE
Albany, NY	4/1/24	$725	$(60)	$—	$665	$765	$(82)	$(18)	14,800
San Angelo, TX	4/12/24	5,085	(128)	—	4,957	4,917	66	(26)	24,580
Houston, TX	5/20/24	250	(9)	—	241	713	(520)	48	37,040
Multiple [1]	5/23/24	284,348	(14,270)	—	270,078	254,176	25,836	(9,934)	556,274
Denver, CO	5/30/24	19,000	(628)	—	18,372	18,522	165	(315)	37,130
Austin, TX [1]	6/6/24	54,858	(1,575)	—	53,283	27,964	623	24,696	129,879
Minneapolis, MN	6/21/24	1,082	(144)	—	938	303	43	592	50,291
Raleigh, NC [2]	6/28/24	99,518	(2,835)	—	96,683	86,810	906	8,967	309,424
Albany, NY	8/2/24	6,300	(847)	—	5,453	5,528	486	(561)	180,000
Charlotte, NC	8/6/24	26,670	(395)	—	26,275	14,853	613	10,809	90,633
Charleston, SC	8/13/24	14,500	(589)	—	13,911	11,488	1	2,422	46,711
Multiple [1]	8/23/24	118,000	(8,615)	—	109,385	113,956	548	(5,119)	266,782
Multiple [3]	8/27/24	177,250	(7,085)	—	170,165	169,545	5,363	(4,743)	473,003
Austin, TX	9/13/24	42,281	(1,257)	—	41,024	14,561	425	26,038	76,246
Raleigh, NC	9/26/24	1,813	(27)	—	1,786	1,694	50	42	5,934
Houston, TX [4]	10/3/24	12,000	(1,001)	(9,630)	1,369	11,266	295	(563)	140,012
Greensboro, NC	10/9/24	12,514	(21)	—	12,493	10,152	296	2,045	35,373
Des Moines, IA	10/15/24	31,750	(1,320)	—	30,430	13,869	1,662	14,899	95,486
Albany, NY	10/15/24	9,500	(521)	—	8,979	7,823	1,193	(37)	80,676
Salt Lake City, UT [5]	10/24/24	30,712	(8,962)	—	21,750	26,899	(9,406)	4,257	112,192
Miami, FL	10/25/24	36,789	(706)	—	36,083	35,925	(209)	367	102,186
Miami, FL [6]	10/25/24	17,767	(718)	—	17,049	14,650	(210)	2,609	60,761
Cleveland, OH	12/10/24	1,000	(157)	—	843	1,454	57	(668)	31,152
Boise, ID [7]	12/12/24	18,350	(2,003)	—	16,347	17,562	345	(1,560)	83,078
Multiple [1]	12/18/24	310,250	(6,767)	—	303,483	321,437	6,616	(24,570)	766,622
Atlanta, GA	12/20/24	15,900	(1,318)	—	14,582	13,344	635	603	42,921
Los Angeles, CA [7]	12/20/24	64,000	(4,805)	—	59,195	47,322	1,676	10,197	162,554
Tampa, FL	12/27/24	37,500	(402)	—	37,098	41,556	(1,962)	(2,496)	95,896
Wichita Falls, TX	12/27/24	600	(130)	—	470	2,530	14	(2,074)	25,133

Total dispositions		$1,450,312	$(67,295)	$(9,630)	$1,373,387	$1,291,584	$35,525	$55,907	4,132,769
1.The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: one in each of Raleigh, NC, New York, NY, Philadelphia, PA, Atlanta, GA, Austin, TX, Miami, FL, Denver, CO, Memphis, TN, Indianapolis, IN, and Honolulu, HI; two MOBs in Los Angeles; three MOBs in Houston, TX and Dallas, TX; and five in Seattle, WA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $584.9 million.
2.The Company sold seven MOBs in Greensboro, NC and two non-clustered single-tenant MOBs in Raleigh, NC to a single buyer in a single transaction.
3.The Company contributed the following medical outpatient properties to a joint venture in which the Company retained 20% ownership: two in each of Nashville, TN and Denver, CO; one in each of Dallas, TX, San Antonio, TX and Atlanta, GA. Sale price and square footage reflect the total sale price paid by the joint venture and total square footage of the property. The net proceeds to the Company related to these dispositions totaled $148.9 million.
4.The Company provided seller financing of approximately $9.6 million in connection with this sale.
5.The Company sold an MOB that was included in a consolidated joint venture in which the Company held a 63% ownership interest. Proceeds include the Company's pro-rata share of the purchase price as well as amounts due to the Company by the joint venture.
6.Includes two properties.
7.Includes three properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
2023 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2023:

Dollars in thousands	Type[1]	DATE DISPOSED	SALE PRICE	CLOSING COSTS & CREDITS	COMPANY-FINANCED NOTES	NET CONSIDERATION	NET REAL ESTATE INVESTMENT	OTHER [2]	GAIN/(IMPAIR-MENT)	SQUARE FOOTAGE
Tampa/Miami, FL3	MOB	1/12/23	$93,250	$(5,875)	$—	$87,375	$87,302	$(888)	$961	224,037
Dallas, TX [4]	MOB	1/30/23	19,210	(141)	—	19,069	18,986	43	40	36,691
St. Louis, MO	MOB	2/10/23	350	(18)	—	332	398	—	(66)	6,500
Los Angeles, CA	MOB	3/23/23	21,000	(526)	—	20,474	20,610	52	(188)	37,165
Los Angeles, CA [5]	MOB	3/30/23	75,000	(8,079)	(45,000)	21,921	88,624	(803)	(20,900)	147,078
Los Angeles, CA [6]	Land	5/12/23	3,300	(334)	—	2,966	3,268	—	(302)	—
Albany, NY	MOB	6/30/23	10,000	(1,229)	—	8,771	2,613	(1,040)	7,198	40,870
Houston, TX	MOB	8/2/23	8,320	(285)	—	8,035	4,567	194	3,274	57,170
Atlanta, GA	MOB	8/22/23	25,140	(66)	—	25,074	23,226	(536)	2,386	55,195
Dallas, TX	Inpatient	9/15/23	115,000	(1,504)	—	113,496	64,183	6,094	43,219	161,264
Houston, TX	MOB	9/18/23	250	(24)	—	226	1,998	—	(1,772)	52,040
Chicago, IL	MOB	9/27/23	59,950	(870)	—	59,080	74,710	(380)	(15,250)	104,912
Evansville, IN [7]	MOB	11/13/23	18,500	(63)	—	18,437	17,807	(149)	779	260,520
Houston, TX	Hospital	12/1/23	4,100	(6)	—	4,094	3,486	—	608	83,223
Charleston, SC [8]	Office	12/15/23	6,200	(401)	—	5,799	3,415	—	2,384	15,014
Dallas, TX	MOB	12/20/23	43,295	(764)	—	42,531	33,882	(3,782)	12,431	77,827
Los Angeles, CA	Office	12/21/23	19,000	(1,311)	—	17,689	17,787	—	(98)	104,377
Tucson, AZ [9,10]	MOB	12/22/23	43,230	(3,770)	(6,000)	33,460	39,786	(26)	(300)	215,471
Miami, FL	MOB	12/22/23	18,250	(756)	—	17,494	17,354	643	(503)	48,000
Sebring, FL	MOB	12/27/23	9,500	(81)	—	9,419	10,438	(512)	(507)	38,949
Boston, MA	MOB	12/28/23	117,197	(2,079)	—	115,118	107,803	9,828	(2,513)	161,254
Florida [11]	SNF	12/29/23	77,000	(8,678)	(7,700)	60,622	65,839	(294)	2,777	354,500
Total dispositions			$787,042	$(36,860)	$(58,700)	$691,482	$708,082	$8,444	$33,658	2,282,057
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

6. Held for Sale
The Company had three properties classified as assets held for sale as of December 31, 2024. The net real estate assets held for sale includes the impact of $24.1 million of impairment charges for the year ended December 31, 2024. The Company had one property classified as assets held for sale as of December 31, 2023. The net real estate assets held for sale included the impact of $5.9 million of impairment charges for the year ended December 31, 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The table below reflects the assets and liabilities classified as held for sale as of December 31, 2024 and 2023.

	DECEMBER 31,
Dollars in thousands	2024	2023
Balance Sheet data
Land	$10,859	$1,850
Buildings and improvements	3,410	6,779
Lease intangibles	3,286	1,017
	17,555	9,646
Accumulated depreciation	(5,275)	(913)
Real estate assets held for sale, net	12,280	8,733
Other assets, net	617	101
Assets held for sale, net	$12,897	$8,834

Accounts payable and accrued liabilities	$694	$23
Other liabilities	589	272
Liabilities of properties held for sale	$1,283	$295
Subsequent Dispositions
On February 7, 2025, the Company disposed of a 30,304 square foot medical office building in Boston, Massachusetts for $4.5 million.
On February 14, 2025, the Company disposed of two medical office buildings in Denver, Colorado, with a combined total of 69,715 square feet for an aggregate purchase price of $8.6 million.
These properties were classified as held for sale as of December 31, 2024.
7. Impairment Charges - Long-Lived Assets
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
The Company recorded impairment charges totaling $249.9 million on 51 properties sold and 13 additional properties as a result of completed and planned disposition activity for the year ended December 31, 2024. The Company recorded impairment charges on 31 properties sold and six additional properties associated with planned disposition activity for the year ended December 31, 2023, totaling $149.7 million. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
As of December 31, 2024, nine real estate properties totaling $61.2 million were measured at fair value using level three fair value hierarchy. The level 3 fair value techniques included brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, less estimated closing costs, and are nonbinding in nature.
8. Other Assets
Other assets consist primarily of real estate notes receivable, straight-line rent receivables, prepaid assets, intangible assets, accounts receivable and additional long-lived assets. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 are detailed in the table below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Dollars in thousands	December 31, 2024	December 31, 2023
Prepaid assets	$154,957	$116,455
Real estate notes receivable, net	127,624	173,614
Straight-line rent receivables	124,970	116,866
Accounts receivable, net [1]	36,495	63,203
Above-market intangible assets, net	32,230	66,695
Interest rate swap assets	5,263	4,634
Project costs	4,903	6,187
Additional long-lived assets, net	4,197	20,717
Net investment in lease	2,168	2,112
Investment in securities [2]	1,936	6,011
Debt issuance costs, net	1,758	3,867
Customer relationship intangible assets, net	1,011	1,066
Other	9,984	10,941
	$507,496	$592,368
1The amounts for December 31, 2024 and 2023 are net of allowance for doubtful accounts of $9.5 million and $8.4 million, respectively.
2This amount represents the value of the Company's preferred stock investment in a data analytics platform. In 2024, a fair value measurement impairment of $4.1 million was recorded on this investment and is included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations.

9. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. For additional details on the Company's debt issuance costs, see Note 10 to the Consolidated Financial Statements. The Company’s intangible assets and liabilities, including assets held for sale and certain debt issuance costs, as of December 31, 2024 and 2023 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2024	2023	2024	2023
Goodwill	$—	$250.5	$—	$—	N/A	Goodwill
Credit facility debt issuance costs	6.9	6.9	5.2	3.1	0.9	Other assets, net
Above-market lease intangibles (lessor)	74.8	98.0	42.3	31.3	4.0	Other assets, net
Customer relationship intangibles (lessor)	2.1	2.1	1.1	1.1	18.6	Other assets, net
Below-market lease intangibles (lessor)	(98.3)	(112.5)	(53.1)	(35.7)	5.3	Other liabilities
At-market lease intangibles	668.2	837.3	353.9	301.7	5.9	Real estate properties
	$653.7	$1,082.3	$349.4	$301.5	5.8
For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $167.7 million, $214.8 million, and $133.6 million of intangible amortization, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2024:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2025	$114.3
2026	68.4
2027	43.3
2028	24.7
2029	14.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
10. Notes and Bonds Payable

	DECEMBER 31, [1]		MATURITY DATES	CONTRACTUAL INTEREST RATES	EFFECTIVE INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2024	2023
$1.5B Unsecured Credit Facility [2]	—	—	10/25	SOFR + 0.95%	5.30%	At maturity	Monthly
$350M Unsecured Term Loan [3]	—	349,798	7/25	SOFR + 1.04%	5.59%	At maturity	Monthly
$200M Unsecured Term Loan [4]	199,896	199,903	5/25	SOFR + 1.04%	5.59%	At maturity	Monthly
$150M Unsecured Term Loan	149,790	149,643	6/26	SOFR + 1.04%	5.59%	At maturity	Monthly
$300M Unsecured Term Loan [5]	299,981	299,958	10/25	SOFR + 1.04%	5.59%	At maturity	Monthly
$200M Unsecured Term Loan	199,641	199,502	7/27	SOFR + 1.04%	5.59%	At maturity	Monthly
$300M Unsecured Term Loan	298,708	298,288	1/28	SOFR + 1.04%	5.59%	At maturity	Monthly
Senior Notes due 2025	249,868	249,484	5/25	3.88%	4.12%	At maturity	Semi-annual
Senior Notes due 2026	586,824	579,017	8/26	3.50%	4.94%	At maturity	Semi-annual
Senior Notes due 2027	488,104	483,727	7/27	3.75%	4.76%	At maturity	Semi-annual
Senior Notes due 2028	298,029	297,429	1/28	3.63%	3.85%	At maturity	Semi-annual
Senior Notes due 2030	586,028	575,443	2/30	3.10%	5.30%	At maturity	Semi-annual
Senior Notes due 2030	297,190	296,780	3/30	2.40%	2.72%	At maturity	Semi-annual
Senior Notes due 2031	296,343	295,832	3/31	2.05%	2.25%	At maturity	Semi-annual
Senior Notes due 2031	667,233	649,521	3/31	2.00%	5.13%	At maturity	Semi-annual
Mortgage notes payable	45,136	70,534	12/25-12/26	3.60%-4.77%	3.57%-6.88%	Monthly	Monthly
	$4,662,771	$4,994,859
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2As of December 31, 2024, the Company had $1.5 billion available to be drawn on its $1.5 billion Unsecured Credit Facility.
3In 2024, the Company repaid the $350 million Unsecured Term Loan and recognized approximately $0.2 million of accelerated amortization expense included in the loss on extinguishment of debt.
4In April 2024, the Company exercised its option to extend the maturity date for one year to May 2025 for a fee of approximately $0.3 million. On January 7, 2025 the company made a partial repayment of $25 million on the initial $200 million Unsecured Term Loan.
5On January 14, 2025, the company made a partial repayment of $10 million on the initial $300 million Unsecured Term Loan.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2024, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Senior Notes
The following table summarizes the Company’s aggregate Senior notes principal balance as of December 31, 2024 and 2023.

	DECEMBER 31,
Dollars in thousands	2024	2023
Senior notes principal balance	$3,699,285	$3,699,285
Unaccreted discount	(224,759)	(265,852)
Debt issuance costs	(4,907)	(6,200)
Senior notes carrying amount	$3,469,619	$3,427,233

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Term Loans
The following table summarizes the Company’s aggregate term loan principal balances as of December 31, 2024 and 2023.

	DECEMBER 31,
Dollars in thousands	2024	2023
Term loan principal balances [1]	$1,150,000	$1,500,000
Debt issuance costs	(1,984)	(2,908)
Term Loans carrying amount	$1,148,016	$1,497,092
1.In 2024, the Company repaid the $350 million Unsecured Term Loan and recorded approximately $0.2 million of accelerated amortization expense included in the loss of extinguishment of debt.

Mortgage Notes Payable
The following table summarizes the Company’s aggregate mortgage notes principal balance as of December 31, 2024 and 2023.

	DECEMBER 31,
Dollars in thousands	2024	2023
Mortgage notes payable principal balance	$45,278	$70,752
Unamortized premium	140	285
Unaccreted discount	(134)	(237)
Debt issuance costs	(148)	(266)
Mortgage notes payable carrying amount	$45,136	$70,534
Mortgage Activity
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
On September 1, 2024, the Company repaid in full at maturity a mortgage note payable bearing interest at a rate of 4.15% per annum with an outstanding principal balance of $7.0 million. The mortgage note encumbered a 64,143 square foot property in Minnesota.
The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [6]	MATURITY DATE	COLLATERAL [7]	PRINCIPAL AND INTEREST PAYMENTS [8]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2024	2024	2023
Life Insurance Co. [1]	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	—	—	11.3
Life Insurance Co. [2]	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	—	—	5.6
Financial Services [3]	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	—	—	7.2
Life Insurance Co. [4]	16.5	3.57%	12/25	MOB,OFC	Monthly/7-yr amort.	39.7	15.4	15.9
Financial Services	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	42.3	7.4	7.8
Life Insurance Co. [5]	6.0	6.88%	4/26	MOB	Monthly/7-yr amort.	11.8	5.2	5.2
Life Insurance Co.	19.2	4.08%	12/26	MOB	Monthly/10-yr amort.	46.0	17.1	17.5

						$139.8	$45.1	$70.5
1The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.
2The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
3The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
4The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.
5The unaccreted portion of the $0.3 million discount recorded on this note upon acquisition is included in the balance above.
6The contractual interest rates for the four outstanding mortgage notes ranged from 3.6% to 4.5% as of December 31, 2024.
7MOB-Medical outpatient building; OFC-Office
8Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2024, were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2025	$766,375	$(43,163)	$(2,020)	$721,192	15.5%
2026	778,904	(41,837)	(1,650)	735,417	15.8%
2027	700,000	(36,192)	(1,519)	662,289	14.2%
2028	600,000	(35,179)	(707)	564,114	12.1%
2029	—	(37,025)	(674)	(37,699)	(0.8)%
2030 and thereafter	2,049,286	(31,357)	(471)	2,017,458	43.2%
	$4,894,565	$(224,753)	$(7,041)	$4,662,771	100.0%
1Includes discount accretion and premium amortization related to the Company’s Senior Notes and two mortgage notes payable.
2Excludes approximately $1.8 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, 2023, and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of December 31, 2024, the Company had interest rate derivatives that were designated as cash flow hedges of interest rate risk. The table below presents the notional value and weighted average rates of the Company's derivative financial instruments as of December 31, 2024 and 2023:

	NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE		NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE
EXPIRATION	DECEMBER 31, 2024		EXPIRATION	DECEMBER 31, 2023
			January 2024	$200,000	1.21%
May 2026	$275,000	3.74%	May 2026	275,000	3.74%
June 2026	150,000	3.83%	June 2026	150,000	3.83%
December 2026	150,000	3.84%	December 2026	150,000	3.84%
June 2027	200,000	4.27%	June 2027	200,000	4.27%
December 2027	300,000	3.93%	December 2027	300,000	3.93%
	$1,075,000	3.92%		$1,275,000	3.49%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

	AS OF DECEMBER 31, 2024		AS OF DECEMBER 31, 2023
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$2,493	Other Assets	$4,214
Interest rate swaps 2022	Other Assets	2,250
Interest rate swaps 2022	Other Liabilities	(853)	Other Liabilities	(5,067)
Interest rate swaps 2023	Other Assets	521	Other Assets	411
Interest rate swaps 2023	Other Liabilities	(3,310)	Other Liabilities	(7,357)
Total derivatives designated as hedging instruments		$1,101		$(7,799)
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) ("AOCI") as of December 31, 2024 and 2023 related to the Company's outstanding interest rate swaps.

	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN AOCI ON DERIVATIVE for the year ended December 31,			AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME for the year ended December 31,
Dollars in thousands	2024	2023		2024	2023
Interest rate swaps 2019	$—	$1,995	Interest expense	$—	$(6,964)
Interest rate swaps 2022	15,237	4,583	Interest expense	(10,317)	(6,289)
Interest rate swaps 2023	7,572	(5,115)	Interest expense	(3,416)	(1,829)
Settled treasury hedges	—	—	Interest expense	428	426
Settled interest rate swaps	—	—	Interest expense	168	168
Total	$22,809	$1,463	Total	$(13,137)	$(14,488)
The Company estimates that an additional $1.4 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2024. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Offsetting of Derivative Assets
	GROSS AMOUNTS of recognized assets	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF ASSETS presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$5,264	$—	$5,264	$(5,264)	$—	$—

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(4,163)	$—	$(4,163)	$5,264	$—	$1,101
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
As of December 31, 2024, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.9 million. As of December 31, 2024, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.
12. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the years ended December 31, 2024, 2023, and 2022 as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Balance, beginning of year	380,964,433	380,589,894	150,457,433
Issuance of common stock	8,623	8,627	229,618,304
Conversion of OP units to common stock	194,767	190,544	—
Shares repurchased	(30,794,250)	—	—
Non-vested share-based awards, net of withheld shares and forfeitures	158,433	175,368	514,157
Balance, end of year	350,532,006	380,964,433	380,589,894
Dividends Declared
During 2024, the Company declared and paid common stock dividends aggregating $1.24 per share ($0.31 per share per quarter).
On February 18, 2025, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on March 19, 2025, to stockholders of record on March 3, 2025.
Authorization to Repurchase Common Stock
During 2024, the Company repurchased 30.8 million shares of its common stock at an average price of $16.56 per share for a total of $509.8 million. As of December 31, 2024, the Company had $237.0 million of authorized share repurchases remaining.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Accumulated Other Comprehensive (Loss) Income
The following table represents the changes in accumulated other comprehensive (loss) income during the years ended December 31, 2024 and 2023:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2024	2023
Beginning balance	$(10,741)	$2,140
Other comprehensive income (loss) before reclassifications	22,527	1,434
Amounts reclassified from accumulated other comprehensive (loss) income	(12,954)	(14,315)
Net current-period other comprehensive income (loss)	9,573	(12,881)
Ending balance	$(1,168)	$(10,741)
The following table represents the details regarding the reclassifications from accumulated other comprehensive (loss) income during the year ended December 31, 2024 (dollars in thousands):

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$596	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	(13,733)	Interest Expense
	$(13,137)

13. Stock and Other Incentive Plans
Stock Incentive Plan
The Company's Incentive Plan permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP. The Incentive Plan replaced the Legacy HR Incentive Plan as of the Merger date. Unvested awards under the Legacy HR Incentive Plan were assumed according to their existing terms by the Company in connection with the Merger. As of the Merger date, 9,647,839 share-based awards were available for grant under the Incentive Plan. As of December 31, 2024 and 2023, the Company had share-based awards available for grant under the Incentive Plan of 6,140,496 and 8,102,861 shares, respectively. Non-vested shares issued to employees under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares through the vesting period. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2024, 2023 and 2022 from the amortization of the value of shares over the vesting period issued to employees and directors was $31.8 million, $14.6 million and $13.9 million, respectively. In 2024, the Company accelerated the amortization of certain outstanding awards, including in connection with the termination without cause of its CEO and CFO, totaling $17.8 million. The following table represents expected amortization of the Company's non-vested shares issued as of December 31, 2024:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2025	$8.4
2026	5.5
2027	3.2
2028	1.3
2029 and thereafter	0.4
Total	$18.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Executive Incentive Plan
The Compensation Committee has adopted an executive incentive plan pursuant to the Incentive Plan (the "Executive Incentive Plan") to provide specific award criteria with respect to incentive awards made under the Incentive Plan subject to the discretion of the Compensation Committee. Under the terms of the Executive Incentive Plan, the Company's named executive officers and certain other members of senior management may earn incentive awards in the form of cash, non-vested stock, restricted stock units ("RSUs"), and units in the OP ("OP Units"). For 2024, 2023 and 2022, compensation expense, included in general and administrative expense, resulting from the amortization of the Executive Incentive Plan non-vested share, RSU, and OP Unit grants to officers was approximately $16.8 million, $9.0 million, and $9.8 million, respectively. In 2024, the Company accelerated the amortization of certain outstanding non-vested stock and RSU awards, including in connection with the termination without cause of its CEO and CFO, totaling $8.5 million. Details of equity awards that have been issued under this plan are as follows:
•During the first quarter of 2024, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $4.3 million, which consisted of an aggregate of 283,320 non-vested shares with a vesting period of five years.
•During the second quarter of 2024, the Company granted non-vested stock to other members of senior management with an aggregate grant date fair value of $0.1 million, which consisted of an aggregate of 9,350 non-vested shares with a vesting period of five years.
•On February 13, 2024, the Company granted an aggregate of 208,055 RSUs to members of senior management, with an aggregate grant date fair value of $3.5 million. These awards are subject to a three-year performance period and if the performance criteria is met, the awards are then subject to employment for two additional years with ratable vesting of 50% in year four and 50% in year five. The expense will be recognized on the straight-line basis over the five-year vesting period.
◦Approximately 36% of the RSUs vest based on relative total shareholder return ("TSR") and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.10 for the relative TSR component for the February grants using the following assumptions:

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.44%
Stock price (per share)	$15.22
▪The remaining 64% of the RSU awards are subject to certain operating performance conditions. With respect to the operating performance conditions of the February 2024 grants, the grant date fair value was $15.22 based on the Company's share price on the date of grant. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
▪The combined weighted average grant date fair value of the February 2024 RSUs was $16.61 per share.
◦On April 30, 2024, the Company granted an aggregate of 21,816 RSUs to members of senior management, with an aggregate grant date fair value of $0.3 million. These awards are subject to a three-year performance period and if the performance criteria is met, the awards are then subject to employment for two additional years with ratable vesting of 50% in year four and 50% in year five. The expense will be recognized on the straight-line basis over the five-year vesting period.
•Approximately 36% of the RSUs vest based on relative TSR and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $14.94 for the relative TSR component for the April grants using the following assumptions:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Volatility	29.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.85%
Stock price (per share)	$14.23
◦The remaining 64% of the RSU awards are subject to certain operating performance conditions. With respect to the operating performance conditions of the April 2024 grants, the grant date fair value was $14.23 based on the Company's share price on the date of grant. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
◦The combined weighted average grant date fair value of the April 2024 RSUs was $14.48 per share.
LTIP Series C Units
On February 13, 2024, the Company granted an aggregate of 906,044 LTIP Series C units ("LTIP-C units) in the OP to its named executive officers with an aggregate grant date fair value of $7.5 million. LTIP-C units are granted notionally at the maximum value of the award. These awards are subject to a three-year performance period and if the performance criteria is met, the awards are then subject to two additional years of employment with ratable vesting of 50% in year four and 50% in year five. The expense will be recognized on the straight-line basis over the five-year vesting period.
•Approximately 36% of the LTIP-C units vest based on relative TSR and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $9.62 for the relative TSR component for the February 2024 grant using the following assumptions:

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.44%
Stock price (per share)	$15.22
•The remaining 64% of the LTIP-C units vest based upon certain operating performance conditions. With respect to the operating performance conditions of the February 13, 2024 grant, the grant date fair value was $15.22 based on the Company's share price on the date of grant. The Company records amortization expense based on the probability of achieving certain operating performance conditions, which is evaluated throughout the performance period.
•The combined weighted average grant date fair value of the February 2024 LTIP-C units was $13.22 per share.
For 2024, compensation expense resulting from the amortization of LTIP-C units awarded to officers was approximately $8.8 million. The Company accelerated the amortization of certain outstanding LTIP-C awards, including in connection with the termination without cause of its CEO and CFO, totaling $7.2 million.
Officer Incentive Program
In 2024 the Company granted a performance-based award to certain non-executive officers totaling approximately $0.7 million, which was granted in the form of 48,490 non-vested shares. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately five years.
For 2024, 2023 and 2022, compensation expense resulting from the amortization of these non-vested share grants awarded to officers was approximately $0.5 million, $0.6 million, and $0.9 million, respectively. The Company accelerated the amortization of certain outstanding awards, including in connection with the termination without cause of its CEO and CFO, totaling $0.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2024, 2023 and 2022, the Company issued 29,902 shares, 31,792 shares and 17,381 shares, respectively, to its officers through the salary deferral plan. For 2024, 2023 and 2022, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.1 million, $0.9 million, and $0.9 million, respectively.
Non-employee Directors Incentive Plan
The Company grants non-vested share-based awards to its non-employee directors under the Incentive Plan. The directors’ awards typically have a one-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. For each of the years 2024, 2023 and 2022, compensation expense resulting from the amortization of non-vested share-based grants to directors was approximately $2.4 million, $2.1 million, and $1.5 million, respectively.
•During the second quarter of 2024, the Company granted non-vested stock awards to certain of its independent directors, with a grant date fair value of $0.9 million, which consisted of an aggregate of 58,910 non-vested shares, with a one-year vesting period.
•During the second quarter of 2024, the Company also granted LTIP-D units in the OP to certain of its independent directors, with a grant fair value of $0.8 million, which consisted of an aggregate of 45,982 non-vested units, with a one-year vesting period.
Other Grants
The Company granted an aggregate of 51,884 non-vested shares to other members of senior management, with an aggregate grant date fair value of $0.9 million and a three-year vesting period.
In 2024, the Company granted 69,022 non-vested shares to its interim Chief Executive Officer with a grant date fair value of $1.2 million with vesting the earlier of the appointment of a permanent CEO or one-year.
The Company issued one-time non-vested share grants related to executive management transition in 2016. For 2024, 2023, and 2022, compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $2.2 million, $0.8 million, and $0.8 million. The Company accelerated the amortization of these outstanding awards, including in connection with the termination without cause of its CEO and CFO, totaling $1.6 million.
The following table represents the summary of non-vested share-based awards (including restricted stock, RSUs, LTIP-C units and LTIP-D units) under the Incentive Plans and related information for the years ended December 31, 2024, 2023, and 2022:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2024	2023	2022
Share-based awards, beginning of year	2,615,562	2,090,060	1,562,028
Granted [1]	1,732,484	1,164,359	952,407
Vested	(2,284,767)	(403,266)	(418,949)
Change in awards based on performance assessment [2]	(47,202)	(205,668)	—
Forfeited	(216,340)	(29,923)	(5,426)
Share-based awards, end of year	1,799,737	2,615,562	2,090,060

Weighted-average grant date fair value of
Share-based awards, beginning of year	$25.56	$30.35	$31.10
Share-based awards granted during the year	$15.49	$18.70	$29.64
Share-based awards vested during the year	$21.43	$28.38	$31.52
Share-based awards change in performance assessment during the year	$20.21	$29.05	$—
Stock-based awards forfeited during the year	$16.87	$31.16	$31.48
Share-based awards, end of year	$22.30	$25.56	$30.35

Grant date fair value of shares granted during the year	$26,844	$22,171	$28,225
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

The vesting periods for the non-vested shares granted during 2024 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2024 of approximately 3.9 years.
During 2024, 2023 and 2022, the Company withheld 485,209 shares, 126,085 shares and 137,892 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution up to $2,800 per employee, subject to certain limitations. The Company’s matching contributions were approximately $1.4 million for 2024, $1.5 million for 2023 and $1.2 million for 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
14. Earnings Per Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The table below sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023, and 2022.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2024	2023	2022
Weighted average common shares outstanding
Weighted average common shares outstanding	367,444,706	380,850,967	254,296,810
Non-vested shares	(1,891,650)	(1,923,096)	(1,940,607)
Weighted average common shares outstanding - basic	365,553,056	378,927,871	252,356,203

Weighted average common shares outstanding - basic	365,553,056	378,927,871	252,356,203
Dilutive effect of OP Units	—	—	1,451,599
Dilutive effect of employee stock purchase plan	—	—	65,519
Weighted average common shares outstanding - diluted	365,553,056	378,927,871	253,873,321

Net (loss) income	$(663,904)	$(282,083)	$40,693
Income allocated to participating securities	(3,122)	(2,504)	(2,437)
Net loss attributable to non-controlling interest	9,419	3,822	204
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(2,798)	(851)	—
Net (loss) income applicable to common stockholders - basic	$(660,405)	$(281,616)	$38,460
Net income attributable to OP Units	—	—	81
Net income applicable to common stockholders - diluted	$(660,405)	$(281,616)	$38,541

Basic earnings per common share - net income	$(1.81)	$(0.74)	$0.15
Diluted earnings per common share - net income	$(1.81)	$(0.74)	$0.15

The effect of OP units convertible into 3,652,553 shares and options to purchase 4,751 shares under the Company's Employee Stock Purchase Plan for the year ended December 31, 2024 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive as a result of the loss from continuing operations incurred during the year.
15. Commitments and Contingencies
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2024, the Company had commitments of approximately $212.8 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included 15 parcels as of December 31, 2024 and 17 parcels as of December 31, 2023. The Company’s investments in land held for development totaled approximately $52.4 million as of December 31, 2024 and $59.9 million as of December 31, 2023. The current land held for development is located adjacent to certain of the Company's existing medical office buildings in Colorado, Connecticut, Florida, Georgia, Massachusetts, New York, Tennessee, Texas, and Washington.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Security Deposits and Letters of Credit
As of December 31, 2024, the Company held approximately $33.4 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
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
While Legacy HR was considered the accounting acquirer in the Merger for GAAP purposes, Legacy HR’s separate tax existence ceased with the Merger and Legacy HTA continues as the tax successor. On a tax basis, the Company’s gross real estate assets totaled approximately $11.1 billion, $12.6 billion and $13.0 billion as of December 31, 2024, 2023 and 2022, respectively.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The table below gives the characterization of the distributions of the Company’s common stock for the years ended December 31, 2024, 2023 and 2022.
For the years ended December 31, 2024, 2023 and 2022, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
	PER SHARE	PER SHARE	PER SHARE
Tax Treatment of Dividends Pre-Merger Healthcare Trust of America
Ordinary income [1]	$—	$—	$0.5862
Return of capital	—	—	4.0162
Capital gain	—	—	1.2216
Common stock distributions	$—	$—	$5.8240

Tax Treatment of Dividends Pre-Merger Healthcare Realty
Ordinary income [1]	$—	$—	$0.2655
Return of capital	—	—	0.5555
Capital gain	—	—	—
Common stock distributions	$—	$—	$0.8210

Tax Treatment of Dividends Post-Merger Healthcare Realty
Ordinary income [1]	$0.4335	$0.5482	$0.0422
Return of capital	0.7558	0.5031	0.2889
Capital gain	0.0507	0.1887	0.0879
Common stock distributions	$1.2400	$1.2400	$0.4190
1Reporting year ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Operations.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax.
State income tax expense and state income tax payments for the years ended December 31, 2024, 2023 and 2022 are detailed in the table below:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2024	2023	2022
State income tax expense
Texas gross margins tax	$1,674	$1,206	$1,693
Other	126	133	151
Total state income tax expense	$1,800	$1,339	$1,844
State income tax payments, net of refunds and collections	$1,787	$1,324	$1,834
17. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash, cash equivalents and restricted cash - The carrying amount approximates fair value (level 1 inputs) due to the short-term maturity of these investments.
•Real estate notes receivable - Real estate notes receivable is recorded in other assets on the Company's Condensed Consolidated Balance Sheets. Fair value is estimated using cash flow analyses, based on current interest rates for similar types of arrangements using level 2 inputs in the hierarchy. However, the fair value of one note receivable was determined utilizing the fair value of the receivable's collateral, which was determined based on an executed purchase and sale agreement of the underlying collateral, and therefore was classified as level 1 inputs in the hierarchy.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
•Interest rate swap agreements - Interest rate swap agreements are recorded in other assets/liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models, level 2 inputs, which consider forward yield curves and discount rates. See Note 11 for additional information.
The table below details the fair value and carrying values for our other financial instruments as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$4,662.8	$4,578.4	$4,994.9	$4,872.7
Real estate notes receivable	$127.2	$122.4	$173.6	$172.5
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of December 31, 2024.
18. Segment Reporting
The Company’s current business strategy with a single reportable segment related to its medical outpatient properties. Within this portfolio, the Company owns, leases, acquires, invests in joint ventures, manages, finances, develops and redevelops its properties and reports the operating results in the accompanying Consolidated Financial Statements. The CODM assess performance and allocate resources based on consolidated net income (loss) as reported on the Company's Statements of Operations. The Company uses net income to monitor expected versus actual results to assess the segment's performance. The measure of the Company's reportable segment assets is reported on the Company's Consolidated Balance Sheets as total assets.

Pursuant to ASU 2023-07, Segment Reporting (Topic 280), public entities are required to disclose more detailed information about significant reportable segment expenses that are regularly provided to the CODM.
The table below details the significant expenses for the years ended December 31, 2024, 2023 and 2022.

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2024	2023	2022
Significant Segment Expenses:
Property taxes	$126,692	$137,634	$98,101
Personnel	92,935	94,775	79,222
Utilities	97,889	101,840	65,999
Maintenance	110,962	117,969	80,527
Totals	$428,478	$452,218	$323,849

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following schedule reconciles net income to segment expenses.

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2024	2023	2022
Revenue	$1,268,316	$1,343,769	$932,637
Property taxes	(126,692)	(137,634)	(98,101)
Personnel	(92,935)	(94,775)	(79,222)
Utilities	(97,889)	(101,840)	(65,999)
Maintenance	(110,962)	(117,969)	(80,527)
Other segment expenses	(128,087)	(106,624)	(72,923)
Transaction costs	(3,122)	(2,026)	(3,229)
Merger-related costs	—	1,952	(103,380)
Depreciation and amortization	(675,152)	(730,709)	(453,082)
Gain on sales of real estate properties and other assets	109,753	77,546	270,271
Interest expense	(242,425)	(258,584)	(146,691)
(Loss) gain on extinguishment of debt	(237)	62	(2,401)
Impairment of real estate properties and credit loss reserves	(313,547)	(154,912)	(54,427)
Impairment of goodwill	(250,530)	—	—
Equity loss from unconsolidated joint ventures	(135)	(1,682)	(687)
Interest and other (expense) income, net	(260)	1,343	(1,546)
Net (loss) income	$(663,904)	$(282,083)	$40,693
Other segment expenses are primarily related to administrative costs, travel, legal, technology, and insurance.

19. Related-Party Transactions
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
The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The Company’s independent registered public accounting firm, BDO USA, P.C., has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.

Nashville, Tennessee
February 19, 2025

Item 9B. Other Information
During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025, under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Constance B. Moore	69	Interim President and Chief Executive Officer
Austen B. Helfrich	38	Executive Vice President and Chief Financial Officer
Andrew E. Loope	56	Executive Vice President, General Counsel and Secretary
Ryan E. Crowley	41	Executive Vice President and Chief Investment Officer
Robert E. Hull	52	Executive Vice President and Chief Operating Officer
Julie F. Wilson	53	Executive Vice President and Chief Administrative Officer
Ms. Moore was appointed Interim President and Chief Executive Officer effective November 11, 2024 as a result of the departure of former President and Chief Executive Officer Todd J. Meredith. She was elected to the board of directors of the Company in March 2022 shortly before the Merger. She has served as a director of Civeo Corporation and TriPointe Homes since 2014. From 2017 to 2021, she served as a director of Columbia Property Trust, including one year as chair of its board of directors. In 2009, she served as chair of Nareit. She served as President and CEO of BRE Properties, Inc., a publicly-traded REIT, from 2005 until 2014.
Mr. Helfrich was appointed as Executive Vice President and Chief Financial Officer effective December 8, 2024 and has been employed by the Company since 2019. He served as the Company’s Interim Chief Financial Officer from October 1, 2024 until December 8, 2024, and prior to that served as the Company’s First Vice President, Portfolio Strategy, most recently leading the asset sales and joint venture efforts.  Prior to joining the Company, Mr. Helfrich worked at Point72 where he was responsible for investing in the healthcare services sector. He also worked at Columbus Hill Capital Management and Citigroup's investment banking division.
Mr. Loope was appointed as Executive Vice President, General Counsel, and Secretary effective January 1, 2025 after serving as Senior Vice President, Corporate Counsel, and Secretary. Prior to joining the Company in 2008, Mr. Loope was an attorney in the corporate and securities group of the law firm Waller Lansden Dortch & Davis, LLP (now Holland & Knight LLP) in Nashville, Tennessee.
Mr. Crowley was appointed as Executive Vice President and Chief Investment Officer effective October 1, 2024 and has been employed by the Company since 2006. He served as Senior Vice President, Investments from November 2021 until September 30, 2024. Prior to that, he served as First Vice President, Investments.
Mr. Hull was appointed Executive Vice President and Chief Operating Officer effective October 1, 2024 and has been employed by the company since 2004. He Served as Executive Vice President - Investments from January 1, 2017 until September 30, 2024. He served as Senior Vice President - Investments from March 2011 until January 2017, managing the Company's development and acquisition activity. Prior to that, Mr. Hull served in various capacities on the Company's investments team. Before joining the Company, Mr. Hull worked in the senior living and commercial banking industries.
Ms. Wilson was appointed Executive Vice President and Chief Administrative Officer effective October 1, 2024 and has been employed with the Company since 2001. She served as Executive Vice President - Operations from July 1, 2021 until September 30, 2024. She previously served as Senior Vice President - Leasing and Management from March 2008 until July 2021. Prior to that, Ms. Wilson worked in the leasing, property management and investments groups. Before joining the Company in 2001, Ms. Wilson worked in investment banking and commercial real estate brokerage.
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
Insider Trading Policy
The Company has adopted an insider trading policy governing the buying, selling, or other transfers of its securities by its directors, officers, and employees that the Company believes is reasonably designed to promote compliance with federal and state securities laws and any listing standards applicable to the Company. It is the Company’s policy to comply with all applicable securities laws and regulations (including appropriate approvals by the Company’s board of directors, if required) when engaging in transactions in the Company’s securities.
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025, under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
Information with respect to the Company’s policy relating to stockholder recommendations of director candidates is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2025, under the caption “Stockholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025, under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference, except with respect to the disclosure under the heading "Executive Compensation - Pay Versus Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is BDO USA, P.C., Nashville, TN, PCAOB ID#243.
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2024 and December 31, 2023.
•Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
•Consolidated Statements of Equity and Redeemable Non-Controlling Interests for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
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

3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[2]
3.2	Fourth Amended and Restated Bylaws of the Company.[3]
3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P., as amended.[4]
3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[4]
4.1	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. [5]
4.2
2026 Notes Indenture, dated as of July 12, 2016 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.50% Senior Notes due 2026 and the guarantee thereof.[6]

4.3
2027 Notes Indenture, dated as of June 8, 2017 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.75% Senior Notes due 2027 and the guarantee thereof.[7]

4.4
2030 Notes Indenture, dated as of September 16, 2019 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.10% Senior Notes due 2030 and the guarantee thereof.[8]

4.5
2031 Notes Indenture, dated as of September 28, 2020 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 2.00% Senior Notes due 2031 and the guarantee thereof.[9]

4.6	Indenture, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.7	Supplemental Indenture No. 1, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.8	Supplemental Indenture No. 2, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.9	Supplemental Indenture No. 3, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.10	Supplemental Indenture No. 4, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association.[4]
4.11	Tenth Supplemental Indenture, dated as of July 22, 2022, by and between HRTI, LLC and Truist Bank. [4]
4.12	3.875% Senior Notes due 2025.[4]
4.13	3.625% Senior Notes due 2028 (No. 2028-1).[4]
4.14	3.625% Senior Notes due 2028 (No. 2028-2).[4]
4.15	2.400% Senior Notes due 2030 (No. 2030-1).[4]
4.16	2.400% Senior Notes due 2030 (No. 2030-2).[4]
4.17	2.050% Senior Notes due 2031.[4]
4.18	Guarantee of 2025 Note.[4]
4.19	Guarantee of 2028 Note.[4]
4.20	Guarantee of 2030 Note.[4]
4.21	Guarantee of 2031 Note.[4]
10.1
Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 2022, by and among Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), the lenders named therein, and Wells Fargo Bank, National Association.[4]

10.2	Third Amended and Restated Employment Agreement, dated February 16, 2016, by and between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[10]

10.3	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[11]
10.4	Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 18, 2022, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[12]
10.5	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[10]
10.6	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[11]
10.7	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[12]
10.8	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.9	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[11]
10.1	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[12]
10.11	Amended and Restated Employment Agreement, dated July 1, 2021, between Julie F. Wilson and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[14]
10.12	Executive Incentive Program, dated August 1, 2022.[15]
10.13	Form of LTIP Award Agreement (Executive Version).[16]
10.14	Form of LTIP Award Agreement (Director Version).[16]
10.15	Form of Indemnification Agreement for Directors.[17]
10.16	Form of Restricted Stock Award Certificate.[18]
10.17	The Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021.[19]
10.18	Form of LTIP Award Agreement.[20]
10.19	Amendment No. 3 to Amended and Restated Employment Agreement, dated October 1, 2024, between Robert E. Hull and Healthcare Realty Trust Incorporated.[21]
10.20	Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2024, between Julie F. Wilson and Healthcare Realty Trust Incorporated.[21]
10.21	Amended and Restated Employment Agreement, dated October 1, 2024, between Ryan E. Crowley and Healthcare Realty Trust Incorporated.[21]
10.22	Letter Agreement dated December 8, 2024, between Constance B. Moore and Healthcare Realty Trust Incorporated.[22]
10.23	Amended and Restated Employment Agreement, dated December 8, 2024, between Austen B. Helfrich and Healthcare Realty Trust Incorporated.[23]
10.24	Amended and Restated Employment Agreement, dated December 8, 2024, between Andrew E. Loope and Healthcare Realty Trust Incorporated.[23]
10.25	Agreement dated as of December 8, 2024 by and among Healthcare Realty Trust Incorporated and Starboard Value LP and certain of its affiliated entities and natural persons named therein.[23]
10.26	Fourth Amended and Restated Employment Agreement, dated as of December 31, 2024, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated. (filed herewith)
19	Insider Trading Policy (filed herewith)
21	Subsidiaries of the Registrant. (filed herewith)
22	Subsidiary Issuers of Guaranteed Securities. (filed herewith)
23	Consent of BDO USA, P.C., independent registered public accounting firm. (filed herewith)
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

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
97	Healthcare Realty Policy for the Recovery of Erroneously Awarded Compensation.
101.INS	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
10Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016 and hereby incorporated by reference.
11Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 and hereby incorporated by reference.
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
15Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on August 5, 2022 and hereby incorporated by reference.
16Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on May 18, 2012 and hereby incorporated by reference.
17Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 8-K filed with the SEC on December 22, 2010 and hereby incorporated by reference.
18Filed as an exhibit to Legacy HTA's (File No. 001-35568) Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017 and hereby incorporated by reference.
19Included as Appendix A to Legacy HTA's (File No. 001-35568) Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021 and hereby incorporated by reference.
20Filed as an exhibit to the Company's (File No. 001-35568) Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 and hereby incorporated by reference.
21Filed as an exhibit to the Company's (File No. 001-35568) Form 10-Q for the quarter ended September 20, 2024 filed with the SEC on October 30, 2024 and hereby incorporated by reference.
22Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K/A filed with the SEC on December 9, 2024 and hereby incorporated by reference.
23Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on December 9, 2024 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.2)
2.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.3)
3.Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 22, 2022, between Todd J. Meredith and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.4)
4.Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.5)
5.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.6)
6.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.7)
7.Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.8)

8.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.9)
9.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between J. Christopher Douglas and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.10)
10.Amended and Restated Employment Agreement between Healthcare Realty Trust Incorporated (now known as HRTI, LLC) and Julie F. Wilson, dated July 1, 2021 (filed as Exhibit 10.11)
11.Executive Incentive Program, dated August 1, 2022 (filed as Exhibit 10.12)
12.Form of LTIP Award Agreement (Executive Version) (filed as Exhibit 10.13)
13.Form of LTIP Award Agreement (Director Version) (filed as Exhibit 10.14)
14.Form of Restricted Stock Award Certificate (filed as Exhibit 10.16)
15.The Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (filed as Exhibit 10.17)
16.Form of LTIP Award Agreement (filed as Exhibit 10.18)
17.Amendment No. 3 to Amended and Restated Employment Agreement, dated October 1, 2024, between Robert E. Hull and Healthcare Realty Trust Incorporated (filed as Exhibit 10.19)
18.Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2024, between Julie F. Wilson and Healthcare Realty Trust Incorporated (filed as Exhibit 10.20)
19.Amended and Restated Employment Agreement, dated October 1, 2024, between Ryan E. Crowley and Healthcare Realty Trust Incorporated (filed as Exhibit 10.21)
20.Letter Agreement dated December 8, 2024, between Constance B. Moore and Healthcare Realty Trust Incorporated (filed as Exhibit 10.22)
21.Amended and Restated Employment Agreement, dated December 8, 2024, between Austen B. Helfrich and Healthcare Realty Trust Incorporated (filed as Exhibit 10.23)
22.Amended and Restated Employment Agreement, dated December 8, 2024, between Andrew E. Loope and Healthcare Realty Trust Incorporated (filed as Exhibit 10.24)
23.Fourth Amended and Restated Employment Agreement, dated as of December 31, 2024, between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (filed herewith)

Item 16. Form 10-K Summary
None.

SIGNATURES AND SCHEDULES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore
Interim President, Chief Executive Officer, and Director
February 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Constance B. Moore	Interim President, Chief Executive Officer and Director	February 19, 2025
Constance B. Moore	(Principal Executive Officer)

/s/ Austen B. Helfrich	Executive Vice President and Chief Financial Officer	February 19, 2025
Austen B. Helfrich	(Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 19, 2025
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ Nancy H. Agee	Director	February 19, 2025
Nancy H. Agee

/s/ Thomas N. Bohjalian	Director	February 19, 2025
Thomas N. Bohjalian

/s/ Ajay Gupta	Director	February 19, 2025
Ajay Gupta

/s/ David B. Henry	Director	February 19, 2025
David B. Henry

/s/ James J. Kilroy	Director	February 19, 2025
James J. Kilroy

/s/ Jay P. Leupp	Director	February 19, 2025
Jay P. Leupp

/s/ Peter F. Lyle	Director	February 19, 2025
Peter F. Lyle

/s/ Glenn J. Rufrano	Director	February 19, 2025
Glenn J. Rufrano

/s/ Christann M. Vasquez	Director	February 19, 2025
Christann M. Vasquez

/s/ Donald C. Wood	Director	February 19, 2025
Donald C. Wood

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2024	Accounts receivable allowance	$8,404	$2,094	$—	$962	$9,536
2023	Accounts receivable allowance	$3,954	$5,119	$—	$669	$8,404
2022	Accounts receivable allowance	$654	$3,306	$—	$6	$3,954

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	PERSONAL PROPERTY	2, 3, 5, 6 TOTAL PROPERTY	1, 3, 6 ACCUMULATED DEPRECIATION	4 ENCUMBRANCES	5 DATE ACQUIRED	DATE CONST.
Dallas, TX	39	$59,646	$13,383	$73,029	$734,249	$171,324	$905,573	$547	$979,149	$245,493	$—	2003-2022	1974-2015
Seattle, WA	24	41,251	4,021	45,272	457,146	95,775	552,921	679	598,872	184,304	—	2008-2022	1974-2018
Charlotte, NC	31	25,635	7,345	32,980	433,524	54,597	488,121	133	521,234	134,075	—	2008-2020	1961-2018
Houston, TX	26	50,389	10,812	61,201	528,854	27,686	556,540	46	617,787	106,416	—	2007-2022	1980-2018
Denver, CO	26	49,621	9,918	59,539	373,784	56,284	430,068	605	490,212	109,752	—	2007-2022	1977-2020
Atlanta, GA	24	31,501	8,394	39,895	369,109	17,252	386,361	102	426,358	86,861	—	2007-2022	1974-2014
Boston, MA	16	117,857	9,590	127,447	336,494	(17,422)	319,072	14	446,533	62,449	—	2012-2016	1860-2011
Los Angeles, CA	15	47,027	2,743	49,770	201,800	67,303	269,103	401	319,274	131,477	17,113	1994-2020	1964-2003
Phoenix, AZ	35	21,120	8,057	29,177	469,183	54,748	523,931	427	553,535	84,116	—	2007-2017	1971-2008
Raleigh, NC	25	47,773	10,134	57,907	372,169	23,205	395,374	13	453,294	55,468	—	2010-2022	1977-2020
Nashville, TN	11	35,670	2,387	38,057	240,744	108,513	349,257	4,422	391,736	128,686	7,391	2004-2022	1960-2022
Miami, FL	14	19,100	3,789	22,889	245,413	38,346	283,759	176	306,824	75,640	—	1994-2020	1954-2009
Tampa, FL	18	23,491	7,095	30,586	319,520	19,969	339,489	33	370,108	53,946	—	1994-2023	1975-2015
Indianapolis, IN	39	42,629	8,245	50,874	274,723	23,130	297,853	13	348,740	50,188	—	2007-2019	1988-2013
New York, NY	14	58,719	4,658	63,377	179,119	9,882	189,001	—	252,378	26,533	—	2014-2019	1920-2000
Austin, TX	11	16,719	4,882	21,601	216,066	20,364	236,430	37	258,068	46,372	—	2013-2022	1986-2015
Washington, DC	9	3,756	1,509	5,265	187,304	36,987	224,291	48	229,604	59,598	—	2004-2021	1959-2011
Chicago, IL	6	11,250	2,554	13,804	204,996	19,989	224,985	81	238,870	45,205	—	2004-2019	1970-2017
San Francisco, CA	6	48,443	737	49,180	164,562	27,213	191,775	52	241,007	59,302	—	2015-2022	1912-2014
Orlando, FL	7	6,734	3,059	9,793	180,641	6,929	187,570	1	197,364	29,866	—	1998-2017	1994-2009
Other (45 markets)	190	214,962	57,722	272,684	2,793,299	233,856	3,027,155	2,079	3,301,918	713,184	20,633	1993-2023
Total real estate	586	973,293	181,034	1,154,327	9,282,699	1,095,930	10,378,629	9,909	11,542,865	2,488,931	45,137
Land held for develop.	—	52,408	—	52,408	—	—	—	—	52,408		—
Construction in Progress	—	—	—	—	31,978	—	31,978	—	31,978	—	—
Financing lease right-of-use assets	—	—	—	—	—	—	—	—	77,343	—	—
Investment in financing receivables, net	—	—	—	—	—	—	—	—	123,671	—	—
Total properties	586	$1,025,701	$181,034	$1,206,735	$9,314,677	$1,095,930	$10,410,607	$9,909	$11,828,265	$2,488,931	$45,137
1Includes three asset held for sale as of December 31, 2024 with gross real estate investments of approximately $17.6 million.
2Total properties as of December 31, 2024 have an estimated aggregate total cost of $11.1 billion for federal income tax purposes.
3Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 49.0 years, lease intangibles over 1.0 to 99.0 years, personal property over 3.0 to 10.0 years, and land improvements over 2.0 to 39.0 years.
4Includes unamortized premium of $0.1 million and unaccreted discount of $0.1 million and debt issuance costs of $0.1 million as of December 31, 2024.
5Includes merger of Healthcare Trust of America, Inc. buildings, acquired in 2022.
6Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2024, 2023 and 2022 follows:

	YEAR ENDED DEC. 31, 2024		YEAR ENDED DEC. 31, 2023		YEAR ENDED DEC. 31, 2022
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning balance	$13,408,713	$2,227,766	$14,076,475	$1,645,271	$5,104,942	$1,338,743
Additions during the period
Real estate acquired	—	—	54,024	2,322	9,780,070	241,285
Other improvements	53,748	549,160	28,521	668,069	219,783	205,703
Land held for development	—	—		—	49,416	—
Construction in progress	69,598	—	49,901	—	31,586	—
Investment in financing receivable, net	1,541	—	2,366	—	(66,509)	—
Financing lease right-of-use assets, net	(4,865)	—	(1,616)	—	52,249	—
Corporate Properties	—	—	—	—	3,640	236
Retirement/dispositions
Real estate	(1,700,470)	(287,995)	(800,958)	(87,896)	(1,098,702)	(140,696)
Ending balance	$11,828,265	$2,488,931	$13,408,713	$2,227,766	$14,076,475	$1,645,271

Schedule IV – Mortgage Loans on Real Estate Assets as of December 31, 2024

Dollars in thousands		Final Maturity Date	Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage loan on real estate located in:
Texas	7.00%	12/2/2024	(1)	$—	$31,150	$14,900	$31,150
North Carolina	8.00%	12/22/2024	(2)	—	6,000	7,441	7,441
Florida	6.00%	2/27/2026	(3)	—	37,661	37,832	—
California	6.00%	3/29/2026	(4)	—	45,000	45,185	—
Florida	9.00%	12/28/2026	(5)	—	6,538	6,538	—
Texas	7.50%	10/02/2029	(4)	—	9,629	9,689	—
Mezzanine loans on real estate located in:
Arizona	9.00%	12/20/2026	(4)	—	6,000	6,038	—
Texas	11.00%	10/02/2029	(4)	—	1	1	—
Total real estate notes receivable				$—	$141,979	$127,624	$38,591

1 Twelve-month prefunded interest reserve, with principal sum and interest on unpaid principal due on the maturity date. Loan on non-accrual status as of December 31, 2024.
2 Capitalized interest through maturity, with outstanding principal and accrued interest due on the maturity date.
3 Construction loan up to $65 million with periodic disbursements. Interest only payments due with principal and any unpaid interest due on the maturity date.
4 Interest only payments due with principal and any unpaid interest due on the maturity date.
5 Monthly installment payments of principal and interest in the amount of $152,069.
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Balance as of the beginning of the year	$173,614	$99,643	$—
Additions:
Fair value real estate notes assumed	—	—	74,819
New real estate notes	9,630	58,700	23,325
Draws on existing real estate notes	5,505	19,103
Capitalized interest	—	—	1,499
Accretion of fees and other items	3,600	1,364	—
Deductions:
Collection of real estate loans	(5,162)	—	—
Deferred fees and other items	—	—	—
Allowance for credit loss	(59,563)	(5,196)	—
Balance as of the end of the year	$127,624	$173,614	$99,643

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.