Form 10-Q
period 2025-03-31
Healthcare Realty Trust Inc
filed 2025-05-01
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of April 25, 2025, the Registrant had 351,423,450 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2025	DECEMBER 31, 2024
Real estate properties
Land	$1,134,635	$1,143,468
Buildings and improvements	9,729,912	9,707,066
Lease intangibles	631,864	664,867
Personal property	9,938	9,909
Investment in financing receivable, net	123,813	123,671
Financing lease right-of-use assets	76,958	77,343
Construction in progress	35,101	31,978
Land held for development	52,408	52,408
Total real estate properties	11,794,629	11,810,710
Less accumulated depreciation and amortization	(2,583,819)	(2,483,656)
Total real estate properties, net	9,210,810	9,327,054
Cash and cash equivalents	25,722	68,916
Assets held for sale, net	6,635	12,897
Operating lease right-of-use assets	259,764	261,438
Investments in unconsolidated joint ventures	470,418	473,122
Other assets, net	522,920	507,496
Total assets	$10,496,269	$10,650,923

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,732,618	$4,662,771
Accounts payable and accrued liabilities	144,855	222,510
Liabilities of assets held for sale	422	1,283
Operating lease liabilities	224,117	224,499
Financing lease liabilities	72,585	72,346
Other liabilities	174,830	161,640
Total liabilities	5,349,427	5,345,049
Commitments and contingencies
Redeemable non-controlling interests	4,627	4,778
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 350,996 and 350,532 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,510	3,505
Additional paid-in capital	9,121,269	9,118,229
Accumulated other comprehensive loss	(7,206)	(1,168)
Cumulative net income attributable to common stockholders	329,436	374,309
Cumulative dividends	(4,368,739)	(4,260,014)
Total stockholders' equity	5,078,270	5,234,861
Non-controlling interest	63,945	66,235
Total equity	5,142,215	5,301,096
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$10,496,269	$10,650,923
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2025	2024
Revenues
Rental income	$288,857	$318,076
Interest income	3,731	4,538
Other operating	6,389	4,191
	298,977	326,805
Expenses
Property operating	114,963	121,078
General and administrative	13,530	14,787
Transaction costs	1,011	395
Depreciation and amortization	150,969	178,119
	280,473	314,379
Other income (expense)
Gain on sales of real estate properties and other assets	2,904	22
Interest expense	(54,812)	(61,054)
Impairment of real estate properties and credit loss reserves	(12,081)	(15,937)
Impairment of goodwill	—	(250,530)
Equity income (loss) from unconsolidated joint ventures	1	(422)
Interest and other (expense) income, net	95	275
	(63,893)	(327,646)
Net loss	$(45,389)	$(315,220)
Net loss attributable to non-controlling interests	516	4,384
Net loss attributable to common stockholders	$(44,873)	$(310,836)

Basic earnings per common share	$(0.13)	$(0.82)
Diluted earnings per common share	$(0.13)	$(0.82)

Weighted average common shares outstanding - basic	349,539	379,455
Weighted average common shares outstanding - diluted	349,539	379,455

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2025 and 2024
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2025	2024
Net loss	$(45,389)	$(315,220)
Other comprehensive income (loss)
Interest rate derivatives
Reclassification adjustments for gains included in interest expense	(941)	(3,865)
(Losses) gains arising during the period on interest rate swaps	(5,178)	19,611
	(6,119)	15,746
Comprehensive loss	(51,508)	(299,474)
Less: comprehensive loss attributable to non-controlling interests	681	4,170
Comprehensive loss attributable to common stockholders	$(50,827)	$(295,304)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended March 31, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
Common stock redemptions	—	(215)	—	—	—	(215)	—	(215)	—
Share-based compensation	5	3,023	—	—	—	3,028	—	3,028	—
Redemption of non-controlling interest	—	—	—	—	—	—	(330)	(330)	—
Net loss	—	—	—	(44,873)	—	(44,873)	(600)	(45,473)	84
Reclassification adjustments for gains included in net income (interest expense)	—	—	(928)	—	—	(928)	(13)	(941)	—
Losses arising during the period on interest rate swaps	—	—	(5,110)	—	—	(5,110)	(68)	(5,178)	—
Adjustments to redemption value of redeemable non-controlling interests	—	232	—	—	—	232	—	232	(235)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(108,725)	(108,725)	(1,279)	(110,004)	—
Balance at March 31, 2025	$3,510	$9,121,269	$(7,206)	$329,436	$(4,368,739)	$5,078,270	$63,945	$5,142,215	$4,627

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2023	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
Issuance of common stock, net of issuance costs	—	104	—	—	—	104	—	104	—
Common stock redemptions	—	(135)	—	—	—	(135)	—	(135)	—
Conversion of OP Units to common stock	2	3,410	—	—	—	3,412	(3,412)	—	—
Share-based compensation	3	3,559	—	—	—	3,562	—	3,562	—
Net loss	—	—	—	(310,836)	—	(310,836)	(4,384)	(315,220)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,813)	—	—	(3,813)	(52)	(3,865)	—
Gains arising during the period on interest rate swaps	—	—	19,345	—	—	19,345	266	19,611	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(1)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(118,406)	(118,406)	(1,427)	(119,833)	—
Balance at March 31, 2024	$3,815	$9,609,530	$4,791	$717,958	$(3,920,199)	$6,415,895	$87,243	$6,503,138	$3,880

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	THREE MONTHS ENDED March 31,
	2025	2024
Net loss	$(45,389)	$(315,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	150,969	178,119
Other amortization	11,641	11,829
Share-based compensation	3,028	3,562
Amortization of straight-line rent receivable (lessor)	(7,709)	(8,568)
Amortization of straight-line rent on operating leases (lessee)	865	935
Gain on sales of real estate properties and other assets	(2,904)	(22)
Impairment of real estate properties and credit loss reserves	12,081	15,937
Impairment of goodwill	—	250,530
Equity (income) loss from unconsolidated joint ventures	(1)	422
Distributions from unconsolidated joint ventures	3,557	1,335
Non-cash interest from financing and notes receivable	(178)	(242)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(27,748)	(14,989)
Accounts payable and accrued liabilities	(64,848)	(52,163)
Other liabilities	14,424	4,687
Net cash provided by operating activities	47,788	76,152

INVESTING ACTIVITIES
Development of real estate	(3,414)	(8,383)
Additional long-lived assets	(69,128)	(50,388)
Funding of mortgages and notes receivable	—	(1,052)
Investments in unconsolidated joint ventures	(852)	—
Investment in financing receivable	(3)	746
Contributions from redeemable non-controlling interests	—	13
Proceeds from sales of real estate properties and additional long-lived assets	19,353	226
Proceeds from notes receivable repayments	15,211	277
Net cash used in investing activities	(38,833)	(58,561)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	94,000	120,000
Repayment on term loans	(35,000)	—
Repayments of notes and bonds payable	(345)	(17,326)
Dividends paid	(108,809)	(118,269)
Net proceeds from issuance of common stock	—	104
Common stock redemptions	(215)	(318)
Distributions to non-controlling interest holders	(1,315)	(1,199)
Redemption of non-controlling interest	(330)	—
Payments made on finance leases	(135)	(110)
Net cash used in financing activities	(52,149)	(17,118)

(Decrease) increase in cash and cash equivalents	(43,194)	473
Cash and cash equivalents at beginning of period	68,916	25,699
Cash and cash equivalents at end of period	$25,722	$26,172

Supplemental Cash Flow Information
Interest paid	$67,283	$73,518
Mortgage notes receivable taken in connection with sale of real estate	$5,400	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$26,828	$35,777
Capitalized interest	$857	$942
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2025, the Company had gross investments of approximately $11.8 billion in 587 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. In addition, as of March 31, 2025, the Company had a weighted average ownership interest of approximately 30% in 63 real estate properties held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 33 states and total approximately 34.3 million square feet. The Company provided leasing and property management services to 92% of its portfolio nationwide as of March 31, 2025.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of March 31, 2025, the Company owned 98.7% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.3% of the OP's issued and outstanding units.
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
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2025 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
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
For property holding entities not determined to be VIEs, the Company consolidates such entities in which it owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For an entity in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entity's activities based upon the terms of the entity's ownership agreements.
The OP is 98.7% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2025, there were approximately 4.7 million OP Units, or 1.3% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of March 31, 2025, the Company had three consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Assets:
Total real estate investments, net	$101,439	$103,933
Cash and cash equivalents	417	159
Other assets, net	5,065	4,053
Total assets	$106,921	$108,145
Liabilities:
Notes and bonds payable	$66,083	$60,170
Accounts payable and accrued liabilities	1,574	2,786
Other liabilities	156	45
Total liabilities	$67,813	$63,001
As of March 31, 2025, the Company had four unconsolidated VIEs consisting of three notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the three notes receivable as amortized cost and a joint venture arrangement under the equity method.
See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Charlotte, NC	Note receivable	7,441	7,441
2022	Texas [1]	Equity method	55,199	55,199
2024	Texas [2]	Note receivable	9,691	16,729
2024	Texas [2]	Note receivable	1	4,500
1Includes investments in seven properties.
2The Company provided seller financing and entered into a mortgage loan and a mezzanine loan in connection with a property disposition.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of March 31, 2025, the Company's unconsolidated joint venture arrangement was accounted for using the equity method of accounting as the Company exercised significant influence over but did not control this entity. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Segment Reporting
The Company owns, leases, acquires, manages, finances, develops and redevelops outpatient and other healthcare-related properties. The Company is managed as one operating segment, rather than multiple operating segments, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company's chief operating decision makers (“CODM”), represented by the Company's Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, review financial information and assess the consolidated operations of the Company in order to make strategic decisions such as allocation of capital expenditures and other significant expenses. See Note 9 for additional information on segment reporting.
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of March 31, 2025, the Company had redeemable non-controlling interests of $4.6 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three months ended March 31, 2025, the Company recognized real estate impairments totaling $10.2 million as a result of completed and planned disposition activity.
As of March 31, 2025, two real estate properties totaling $0.9 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, and less estimated closing costs.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
real estate assets but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables.

(dollars in thousands)			CARRYING VALUE AS OF
ORIGINATION DATE	LOCATION	INTEREST RATE	MARCH 31, 2025	DECEMBER 31, 2024
May 2021	Poway, CA	5.69%	$116,438	$116,304
November 2021	Columbus, OH	6.48%	7,375	7,367
			$123,813	$123,671
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of March 31, 2025, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $117.8 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of MARCH 31, 2025	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of MARCH 31, 2025
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$38	$—	$—	$6,038
Texas	10/03/2024	10/02/2029	11.00%	4,500	1	—	—	—	1
Wisconsin [1]	3/20/2025	3/19/2030	13.00%	8,500	—	—	—	—	—
				19,000	6,001	38	—	—	6,039
Mortgage loans
Texas [2]	6/30/2021	12/02/2024	7.00%	31,150	16,250	551	(16,801)	—	—
North Carolina [3]	12/22/2021	12/22/2024	8.00%	6,000	6,000	1,441	—	—	7,441
Florida [4]	5/17/2022	2/27/2026	6.00%	65,000	37,661	191	—	(18)	37,834
California	3/30/2023	3/29/2026	6.00%	45,000	45,000	188	—	—	45,188
Florida	12/28/2023	12/28/2026	9.00%	7,700	6,226	—	—	—	6,226
Texas	10/03/2024	10/02/2029	7.50%	16,729	9,629	62	—	—	9,691
Texas [5]	3/20/2025	3/19/2030	6.80%	5,400	5,400	—	—	—	5,400
				176,979	126,166	2,433	(16,801)	(18)	111,780

				$195,979	$132,167	$2,471	$(16,801)	$(18)	$117,819
1In March 2025, the Company entered an agreement to finance $8.5 million for a property in Green Bay, WI. As of March 31, 2025, the loan has not been funded.
2In 2024, the Company determined that an allowance for credit loss of $16.8 million was needed on this mortgage loan, which included approximately $16.3 million of principal and approximately $0.5 million of interest. In January 2025, the underlying collateral for this loan was sold and the Company received $14.9 million towards the principal balance of this loan.
3Outstanding principal and interest due upon maturity. As of the date of these financial statements, the outstanding principal and interest on this loan has not been repaid. The Company has evaluated the collectibility of the amount outstanding and has determined that the underlying collateral has a value that exceeds the carrying value of as of March 31, 2025, and is working with the borrower on satisfaction of the mortgage loan.
4In April 2025, this loan was repaid in full.
5In March 2025, the Company provided seller financing of $5.4 million in connection with the sale of a real estate property in Houston, TX.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	THREE MONTHS ENDED MARCH 31, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Allowance for credit losses, beginning of period	$16,801	$5,196
Credit loss reserves	—	59,563
Recoveries	—	(4,000)
Write-off	—	(43,958)
Allowance for credit losses, end of period	$16,801	$16,801
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.0 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.8 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. As of March 31, 2025, the Company has two loans on non-accrual status.
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
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2025	2024
Type of Revenue
Parking income	$1,863	$2,545
Management fee income/other [1]	4,526	1,646
	$6,389	$4,191
1 Includes the recovery of certain expenses under the financing receivable as outlined in the management agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.
New Accounting Pronouncements
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which will require entities to provide more detailed information in the notes to the financial statements related to certain expense captions on the face of the income statement. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.
Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements and compliance with these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ended December 31, 2027.
Note 2. Real Estate Investments
2025 Acquisition Activity
The Company had no real estate acquisition activity for the three months ended March 31, 2025.

Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three months ended March 31, 2025 and 2024 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2025	2024

Investments in unconsolidated joint ventures, beginning of period	$473,122	$311,511
New investment during the period	852	—
Equity income (loss) recognized during the period	1	(422)
Owner distributions	(3,557)	(1,335)
Investments in unconsolidated joint ventures, end of period	$470,418	$309,754
2025 Real Estate Asset Dispositions
The following table details the Company's dispositions for the three months ended March 31, 2025.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Boston, MA	2/7/25	$4,500	$(135)	$—	$4,365	$4,325	$15	$25	30,304
Denver, CO [1]	2/14/25	8,600	(2,144)	—	6,456	7,948	113	(1,605)	69,715
Houston, TX [2]	3/20/25	15,000	(4,087)	(5,400)	5,513	14,343	347	(3,777)	127,933

Total dispositions		$28,100	$(6,366)	$(5,400)	$16,334	$26,616	$475	$(5,357)	227,952
1Includes two medical outpatient properties.
2The Company provided seller financing of approximately $5.4 million in connection with this sale.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Assets Held for Sale
The Company had two properties classified as assets held for sale as of March 31, 2025, and three properties classified as assets held for sale as of December 31, 2024. The table below reflects the assets and liabilities classified as held for sale as of March 31, 2025 and December 31, 2024:

Dollars in thousands	March 31, 2025	December 31, 2024
Balance Sheet data:
Land	$3,710	$10,859
Building and improvements	4,023	3,410
Lease intangibles	2,056	3,286
	9,789	17,555
Accumulated depreciation	(3,390)	(5,275)
Real estate assets held for sale, net [1]	6,399	12,280
Other assets, net	236	617
Assets held for sale, net	$6,635	$12,897

Accounts payable and accrued liabilities	$259	$694
Other liabilities	163	589
Liabilities of assets held for sale	$422	$1,283
1Net real estate assets held for sale include the impact of $2.5 million of impairment charges for the three months ended March 31, 2025.
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three months ended March 31, 2025 and 2024, was $288.9 million and $318.1 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of March 31, 2025, were as follows:

Dollars in thousands	OPERATING
2025	$616,105
2026	765,801
2027	652,094
2028	539,161
2029	433,875
2030 and thereafter	1,592,445
$4,599,481

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Lessee Accounting
The Company has obligations, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2025, the Company had 215 ground leases associated with properties covering 16.1 million square feet. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 73 prepaid ground leases as of March 31, 2025. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million of the Company's rental expense for each of the three months ended March 31, 2025 and 2024.
The Company’s future lease payments (primarily for its 142 non-prepaid ground leases) as of March 31, 2025, were as follows:

Dollars in thousands	OPERATING	FINANCING
2025	$8,886	$1,440
2026	12,540	2,106
2027	12,743	2,145
2028	12,879	2,177
2029	12,944	2,209
2030 and thereafter	657,744	383,172
Total undiscounted lease payments	717,736	393,249
Discount	(493,619)	(320,664)
Lease liabilities	$224,117	$72,585
The following table provides details of the Company's total lease expense for the three months ended March 31, 2025 and 2024:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2025	2024
Operating lease cost
Operating lease expense	$4,358	$4,465
Variable lease expense	1,328	1,228

Finance lease cost
Amortization of right-of-use assets	370	387
Interest on lease liabilities	916	937
Total lease expense	$6,972	$7,017

Other information
Operating cash flows outflows related to operating leases	$4,492	$4,040
Operating cash flows outflows related to financing leases	$543	$563
Financing cash flows outflows related to financing leases	$134	$110

Weighted-average years remaining lease term (excluding renewal options) - operating leases	44.0	45.8
Weighted-average years remaining lease term (excluding renewal options) - finance leases	57.5	57.7
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of March 31, 2025 and December 31, 2024.

	MATURITY DATE	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 3/31/2025
Dollars in thousands		3/31/2025	12/31/2024
$1.5 billion Unsecured Credit Facility [2]	10/25	$94,000	$—	5.27%
$200 million Unsecured Term Loan [3]	5/25	174,958	199,896	5.37%
$300 million Unsecured Term Loan [4]	10/25	289,987	299,981	5.37%
$150 million Unsecured Term Loan	6/26	149,827	149,790	5.37%
$200 million Unsecured Term Loan	7/27	199,676	199,641	5.37%
$300 million Unsecured Term Loan	1/28	298,812	298,708	5.37%
Senior Notes due 2025	5/25	249,967	249,868	4.12%
Senior Notes due 2026	8/26	588,837	586,824	4.94%
Senior Notes due 2027	7/27	489,231	488,104	4.76%
Senior Notes due 2028	1/28	298,183	298,029	3.85%
Senior Notes due 2030	2/30	588,763	586,028	5.30%
Senior Notes due 2030	3/30	297,294	297,190	2.72%
Senior Notes due 2031	3/31	296,472	296,343	2.25%
Senior Notes due 2031	3/31	671,804	667,233	5.13%
Mortgage notes payable	12/25-12/26	44,807	45,136	3.57% - 6.88%
		$4,732,618	$4,662,771
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2As of March 31, 2025, the Company had $1.4 billion available to be drawn on its $1.5 billion Unsecured Credit Facility.
3In January 2025, the Company repaid $25 million of the $200 million Unsecured term Loan.
4In January 2025, the Company repaid $10 million of the $300 million Unsecured term Loan.

Subsequent Debt Activity
In April 2025, the Company exercised its second of two options to extend the maturity date of the $200 million Unsecured Term Loan due May 2025 to January 2026 for a fee of approximately $0.1 million. The loan also was amended to include a four-month extension option, resulting in a latest final maturity in May 2026.
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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
As of March 31, 2025, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024.

	AS OF MARCH 31, 2025		AS OF DECEMBER 31, 2024
In thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$1,848	Other Assets	$2,493
Interest rate swaps 2022	Other Assets	188	Other Assets	2,250
Interest rate swaps 2022	Other Liabilities	(3,144)	Other Liabilities	(853)
Interest rate swaps 2023	Other Assets	201	Other Assets	521
Interest rate swaps 2023	Other Liabilities	(4,261)	Other Liabilities	(3,310)
Total derivatives designated as hedging instruments		$(5,168)		$1,101

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2025 and 2024 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2025	2024		2025	2024
Interest rate swaps	$5,178	$(19,611)	Interest expense	$(1,090)	$(4,014)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$5,178	$(19,611)	Total interest expense	$(941)	$(3,865)
The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision that provides if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.2 million. As of March 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.

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
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2025, and the twelve months ended December 31, 2024:

	THREE MONTHS ENDED MARCH 31, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Balance, beginning of period	350,532,006	380,964,433
Issuance of common stock	—	8,623
Conversion of OP units to common stock	—	194,767
Shares Repurchased	—	(30,794,250)
Non-vested share-based awards, net of withheld shares and forfeitures	464,163	158,433
Balance, end of period	350,996,169	350,532,006
Common Stock Dividends
During the three months ended March 31, 2025, the Company declared and paid common stock dividends totaling $0.31 per share. On May 1, 2025, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on May 23, 2025 to stockholders of record on May 12, 2025.
Common Stock Repurchases
On October 29, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The stock repurchase authorization expires on October 28, 2025, and the Company may suspend or terminate repurchases at any time without prior notice. As of December 31, 2024, the Company had repurchased 3,679,162 shares for $63.0 million under this authorization. The Company has not repurchased shares in 2025. As of March 31, 2025, the Company had $237.0 million remaining under this authorization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2025	2024
Weighted average common shares outstanding
Weighted average common shares outstanding	350,758,618	381,335,208
Non-vested shares	(1,219,619)	(1,880,401)
Weighted average common shares outstanding - basic	349,538,999	379,454,807

Weighted average common shares outstanding - basic	349,538,999	379,454,807
Dilutive effect of OP Units	—	—
Weighted average common shares outstanding - diluted	349,538,999	379,454,807

Net loss	$(45,389)	$(315,220)
Income allocated to participating securities	(612)	(693)
Loss attributable to non-controlling interest	516	4,384
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(17)	(1,341)
Net loss applicable to common stockholders - basic and diluted	$(45,502)	$(312,870)

Basic earnings per common share - net loss	$(0.13)	$(0.82)
Diluted earnings per common share - net loss	$(0.13)	$(0.82)
The effect of OP Units redeemable for 3,665,625 shares of common stock for the three months ended March 31, 2025 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan (the "Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the three months ended March 31, 2025, the Company made the following equity awards under the Incentive Plan:

•During the first quarter of 2025, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $7.9 million, which consisted of an aggregate of 477,226 non-vested shares of common stock with vesting periods ranging from three to eight years.
•On February 11, 2025, the Company granted an aggregate of 275,735 restricted stock units ("RSUs") to members of senior management, subject to a three-year performance period, with an aggregate grant date fair value of $5.4 million.
The RSUs vest based on relative total shareholder return ("TSR") and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.47 for the February 2025 grant using the following assumptions:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.35%
Stock price (per share)	$16.17
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.
•On February 11, 2025, the Company granted an aggregate of 166,976 LTIP Series C units ("LTIP-C units") in the OP to its named executive officers with three-year forward-looking performance targets, a three-year vesting period and an aggregate grant date fair value of $1.6 million.
The LTIP-C units vest based on relative TSR and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $9.88 for the February 2025 grant using the following assumptions:

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.35%
Stock price (per share)	$16.17
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.
The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three months ended March 31, 2025, and 2024:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Share-based awards, beginning of period	1,799,737	2,615,562
Granted [1]	919,937	1,475,811
Vested	(39,970)	(28,414)
Change in awards based on performance assessment	(59,762)	—
Forfeited	—	(19,805)
Share-based awards, end of period	2,619,942	4,043,154
1LTIP-C units are issued at the maximum number of units of the award and are reflected as such in this table until the performance conditions have been satisfied, and the exact number of awards are determinable.

During the three months ended March 31, 2025 and 2024, the Company withheld 13,063 and 8,228 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
The following table represents expected amortization of the Company's non-vested awards issued as of March 31, 2025:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2025	$9.8
2026	10.4
2027	8.2
2028	1.7
2029 and thereafter	0.6
Total	$30.7
Subsequent Activity

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

On April 15, 2025, the Company granted the following awards to it's CEO:
•Non-vested stock awards with a grant date fair value of $5.7 million, which consisted of 366,242 non-vested shares of common stock with a vesting period of four years.
•Non-vested stock awards with a grant date fair value of $1.2 million, which consisted of 74,522 non-vested shares of common stock with a vesting period of three years.
•LTIP Series C units in the OP with three-year forward-looking performance targets and a three-year vesting period, which consisted of 347,770 units with an approximate grant date fair value of $3.9 million.
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value (level 1 inputs) due to the short-term maturity of these investments.
•Real estate notes receivable - Real estate notes receivable are recorded in other assets on the Company's Condensed Consolidated Balance Sheets. Fair value is estimated using cash flow analyses, based on current interest rates for similar types of arrangements using level 2 inputs in the hierarchy. However, the fair value of one note receivable was determined utilizing the fair value of the receivable's collateral, which was determined based on an executed purchase and sale agreement of the underlying collateral and therefore was classified as level 1 inputs in the hierarchy.
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
•Interest rate swap agreements - Interest rate swap agreements are recorded in other assets/liabilities on the Company's Condensed Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models, level 2 inputs, which consider forward yield curves and discount rates. See Note 5 for additional information.
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$4,732.6	$4,670.1	$4,662.8	$4,578.4
Real estate notes receivable	$117.8	$110.3	$127.2	$122.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of March 31, 2025.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 9. Segment Reporting
The Company is a REIT that owns, leases, acquires, invests in joint ventures, manages, finances, develops and redevelops its medical outpatient properties and reports the operating results in the accompanying Condensed Consolidated Financial Statements as one reportable segment. The CODM assesses performance and allocates resources based on consolidated net income (loss) as reported on the Company's Condensed Consolidated Statements of Operations. The Company uses net income (loss) to monitor expected versus actual results to assess the segment's performance. The measure of the Company's reportable segment assets is reported on the Company's Condensed Consolidated Balance Sheets as total assets.
Pursuant to ASU 2023-07, Segment Reporting (Topic 280), public entities are required to disclose more detailed information about significant reportable segment expenses that are regularly provided to the CODM.
The table below details the significant expenses for the three months ended March 31, 2025, and 2024.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2025	2024
Significant Segment Expenses:
Property taxes	$28,810	$32,929
Personnel	24,379	24,619
Utilities	21,951	24,082
Maintenance	28,747	29,639
Totals	$103,887	$111,269
The following schedule reconciles net loss to segment expenses.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2025	2024
Revenue	$298,977	$326,805
Property taxes	(28,810)	(32,929)
Personnel	(24,379)	(24,619)
Utilities	(21,951)	(24,082)
Maintenance	(28,747)	(29,639)
Other segment expenses [1]	(24,606)	(24,596)
Transaction costs	(1,011)	(395)
Depreciation and amortization	(150,969)	(178,119)
Gain on sales of real estate properties and other assets	2,904	22
Interest expense	(54,812)	(61,054)
Impairment of real estate properties and credit loss reserves	(12,081)	(15,937)
Impairment of goodwill	—	(250,530)
Equity income (loss) from unconsolidated joint ventures	1	(422)
Interest and other (expense) income, net	95	275
Net loss	$(45,389)	$(315,220)
1.Other segment expenses are primarily related to administrative costs, travel, legal, technology, and insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2024, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Unless stated otherwise or the context otherwise requires, references to the "Company," "we," "us," and "our" are to Healthcare Realty Trust and its consolidated subsidiaries, including the OP.

Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could materially affect the Company’s current plans and expectations and future financial condition and results. Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other reports filed by the Company with the SEC from time to time include, among other things, the following:
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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of March 31, 2025, the Company had $1.4 billion available to be drawn on its unsecured credit facility ("Unsecured Credit Facility") and available cash.
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
Dividends paid by the Company for the three months ended March 31, 2025 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends, primarily as a result of the timing of interest payments. The Company expects that cash flows from operations will generate sufficient cash flows during 2025 such that dividends for the full year 2025 can be funded by cash flows from operations or other sources of liquidity described above.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2025, were approximately $38.8 million. Below is a summary of the investing activities.
Dispositions
The Company disposed of four properties during the three months ended March 31, 2025 for a total sales price of $28.1 million, generating net proceeds of $16.4 million after seller financing and closing credits. The following table details these dispositions for the three months ended March 31, 2025:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Boston, MA	2/7/25	$4,500	30,304
Denver, CO [1]	2/14/25	8,600	69,715
Houston, TX [2]	3/20/25	15,000	127,933

Total		$28,100	$227,952
1Includes two medical outpatient properties.
2The Company provided seller financing of approximately $5.4 million in connection with this sale.

Capital Expenditures
During the three months ended March 31, 2025, the Company incurred capital costs totaling $67.9 million for the following:
•$33.4 million toward development and redevelopment of properties;
•$13.2 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$14.7 million toward second generation tenant improvements; and
•$6.6 million toward building capital.

Real Estate Notes Receivable
In January 2025, the Company received $14.9 million as payment towards the principal balance of its mortgage loan maturing on December 2, 2024.
In March 2025, the Company executed a mezzanine loan receivable agreement with a maximum loan commitment of $8.5 million. As of March 31, 2025, no amount was funded under this agreement.
In April 2025, a mortgage loan receivable of $37.7 million maturing in February 2026 was repaid in full.
See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2025 were approximately $52.1 million. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Debt Activity
As of March 31, 2025, the Company had outstanding interest rate derivatives totaling $1.1 billion to hedge the one-month term Secured Overnight Financing Rate ("SOFR"). The following table details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%
Changes in Debt Structure
During the first quarter of 2025, the Company repaid $25.0 million of the $200 million Unsecured Term Loan due May 2025 and $10.0 million of the $300 million Unsecured Term Loan.

Subsequent Debt Activity
On April 8, 2025, the Company exercised its second of two options to extend the maturity date of the $200 million Unsecured Term Loan due May 2025 to January 2026 for a fee of approximately $0.1 million. The existing $200 million term loan facility was amended to include a four-month extension option, resulting in a latest final maturity in May 2026.
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
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
Operating Activities
Cash flows provided by operating activities decreased from $76.2 million for the three months ended March 31, 2024 to $47.8 million for the three months ended March 31, 2025. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold which would adversely affect the Company's results of operations and cash flows.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on Company operations. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, some of the factors and trends that management believes may impact future operations of the Company are outlined below.
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
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 1,072 multi-tenant and single-tenant leases totaling 3.9 million square feet that will expire during the remainder of 2025. Approximately 74.2% of the leases expiring during the remainder of 2025 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first three months of the year was within this range.

Prospect Medical
On January 11, 2025, Prospect Medical Holdings (“Prospect”) filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Prospect leases approximately 80,912 square feet of space from the Company, accounting for approximately $2.9 million of annual revenue. The Company moved to cash basis accounting for these leases and recorded a reserve of $0.7 million in the fourth quarter of 2024. While it is early in the bankruptcy proceedings and the Company is in discussions with Prospect regarding its leases with the Company, there can be no assurance that the Company will recover unpaid rent from Prospect. Through March 2025, the Company received rent payments of approximately $0.7 million. Additionally, the Company received payment of approximately $0.3 million for April rent.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expenses based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2025, leases for approximately 91% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 28% having modified gross lease structures and approximately 63% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2025 [1]
Current [2]	9	$167,466
2026	5	142,893
2027	4	114,352
2028	5	136,698
2029	3	82,076
2030	—	—
2031	4	106,607
2032	2	24,041
2033	—	—
2034	—	—
2035 and thereafter [3]	9	326,237
Total	41	$1,100,370
1Includes three properties totaling $45.4 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 17.9 years.
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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2025, and 2024:

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2025	2024
Net loss attributable to common stockholders	$(44,873)	$(310,836)
Net loss attributable to common stockholders per diluted share [1]	$(0.13)	$(0.82)

Gain on sales of real estate properties	(2,904)	(22)
Impairment of real estate properties	10,145	15,937
Real estate depreciation and amortization	155,288	181,161
Non-controlling loss from operating partnership units	(599)	(4,278)
Unconsolidated JV depreciation and amortization	6,717	4,568
FFO adjustments	$168,647	$197,366
FFO adjustments per common share - diluted	$0.48	$0.51

FFO attributable to common stockholders	$123,774	$(113,470)
FFO attributable to common stockholders per common share - diluted [2]	$0.35	$(0.30)

Transaction costs	1,011	395
Lease intangible amortization	(228)	175
Non-routine legal costs	77	—
Restructuring and severance-related charges	502	—
Credit losses and losses on other assets, net [3]	1,936	—
Impairment of goodwill	—	250,530
Merger-related fair value of debt instruments	10,446	10,105
Unconsolidated JV normalizing items [4]	204	87
Normalized FFO adjustments	$13,948	$261,292
Normalized FFO adjustments per common share - diluted	$0.04	$0.68

Normalized FFO attributable to common stockholders	$137,722	$147,822
Normalized FFO attributable to common stockholders per common share - diluted	$0.39	$0.39

Non-real estate depreciation and amortization	222	485
Non-cash interest amortization, net [5]	1,217	1,277
Rent reserves, net	94	(151)
Straight-line rent, net	(6,844)	(7,633)
Stock-based compensation	3,028	3,562
Unconsolidated JV non-cash items [6]	(253)	(122)
Normalized FFO adjusted for non-cash items	$135,186	$145,240
2nd generation TI	(14,885)	(20,204)
Leasing commissions paid	(11,394)	(15,215)
Building capital	(6,687)	(5,363)
FAD	$102,220	$104,458
FFO weighted average common shares outstanding - diluted [7]	353,522	383,413

1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2For the three months ended March 31, 2024, basic weighted average common shares outstanding was the denominator used in the per share calculation.
3For the three months ended March 31, 2025, represents a $1.9 million loss on other assets included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations.
4Includes the Company's proportionate share of lease intangible amortization related to unconsolidated joint ventures.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 317,511 and 254,261, respectively, for the three months ended March 31, 2025 and 2024, and the dilutive impact of 3,665,625 OP units outstanding for the three months ended March 31, 2025.

Cash Net Operating Income ("NOI") and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income plus interest from financing receivables less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, financing receivable amortization, tenant improvement amortization and leasing commission amortization. The Company also excludes cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.
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
The Company utilizes the redevelopment classification for properties where management has approved a change in strategic direction through the application of additional resources, including an amount of capital expenditures significantly above routine maintenance and capital improvement expenditures.
Any recently acquired property will be included in the same store pool once the Company has owned the property for five full quarters. Newly developed or redeveloped properties will be included in the same store pool five full quarters after substantial completion.
The following table reflects the Company's Same Store Cash NOI for the three months ended March 31, 2025 and 2024:

	NUMBER OF PROPERTIES	GROSS INVESTMENT as of March 31, 2025	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2025	2024
Same store properties	555	$10,737,532	$167,542	$163,578
Joint venture same store properties	30	329,955	$4,400	$4,517
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2025 and 2024:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2025	2024
Net loss	$(45,389)	$(315,220)
Other expense	63,893	327,646
General and administrative expense	13,530	14,787
Depreciation and amortization expense	150,969	178,119
Other expenses [1]	7,564	4,727
Straight-line rent, net	(6,844)	(7,633)
Joint venture properties	8,282	4,958
Other revenue [2]	(9,907)	(7,006)
Cash NOI	182,098	200,378
Cash NOI not included in same store	(10,156)	(32,283)
Same store cash NOI	171,942	168,095
Same store joint venture properties	(4,400)	(4,517)
Same store cash NOI (excluding JVs)	$167,542	$163,578
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2025
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	555	$10,737,532	31,744	89.3%
Joint venture same store properties	30	329,955	1,673	89.1%
Wholly owned and joint venture acquisitions	30	181,677	2,193	94.3%
Development completions	3	92,949	230	55.3%
Redevelopments	30	790,099	2,423	72.2%
Total	648	$12,132,212	38,263	88.3%
Joint venture properties	65	615,819	4,254	88.0%
Total owned real estate properties	583	$11,516,393	34,009	88.3%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
The Company’s results of operations for the three months ended March 31, 2025, compared to the same period in 2024 were impacted by developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $29.2 million, or 9.2%, for the three months ended March 31, 2025, compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2024 and 2025 resulted in a decrease of $38.7 million.
•Leasing activity resulted in an increase of $7.7 million.
•Developments completed in 2024 resulted in an increase of $1.8 million.
Other operating income increased $2.2 million, or 52.4%, for the three months ended March 31, 2025, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $6.1 million, or 5.1%, for the three months ended March 31, 2025, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $13.7 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $2.0 million;
◦Leasing commissions and other administrative and legal expenses of $1.5 million;
◦Property taxes of $1.4 million;
◦Compensation expense of $1.3 million;
◦Utilities expense of $0.7 million; and
◦Janitorial expense of $0.2 million
•Developments completed in 2024 resulted in an increase of $0.5 million.

General and administrative expenses decreased approximately $1.3 million, or 8.5%, for the three months ended March 31, 2025, compared to the prior year period primarily as a result of the following activity:
•Decreases in the following expenses:
◦Travel expenses of $0.5 million;

◦Non-cash compensation incentive expense of $0.5 million;
◦Cash incentive compensation expense of $0.3 million; and
◦Other decreases including legal and other administrative costs of $0.5 million.
•Increases related to restructuring and severance-related charges of $0.5 million.

Depreciation and amortization expense decreased $27.2 million, or 15.2%, for the three months ended March 31, 2025, compared to the prior year period primarily as a result of the following activity:
•Various building and tenant improvement expenditures resulted in an increase of $7.4 million.
•Dispositions in 2024 and 2025 resulted in a decrease of $19.9 million.
•Assets that became fully depreciated resulted in a decrease of $15.2 million.
•Developments completed in 2024 resulted in an increase of $0.5 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
In the first quarter of 2025, the Company recognized gains on sale of real estate properties and other assets of approximately $2.9 million. In the first quarter of 2024, the Company had no real estate dispositions.
Interest expense
Interest expense decreased $6.2 million, or 10.2%, for the three months ended March 31, 2025, compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2025	2024	$	%
Contractual interest	$42,885	$49,458	$(6,573)	(13.3)%
Net discount/premium accretion	10,590	10,067	523	5.2%
Debt issuance costs amortization	1,129	1,207	(78)	(6.5)%
Amortization of interest rate swap settlement	42	42	—	—%
Amortization of treasury hedge settlement	107	107	—	—%
Fair value derivative	—	177	(177)	(100.0)%
Interest cost capitalization	(857)	(942)	85	(9.0)%
Interest on lease liabilities	916	938	(22)	(2.3)%
Total interest expense	$54,812	$61,054	$(6,242)	(10.2)%
Contractual interest expense decreased $6.6 million, or 13.3%, for the three months ended March 31, 2025, compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $9.2 million due to a decreased aggregate balance.
•The Unsecured Credit Facility accounted for a decrease of approximately $0.4 million as a result of a decreased weighted average balance outstanding.
•Active interest rate derivatives accounted for an increase of $2.8 million, while expired interest rate derivatives accounted for an increase of $0.3 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.
Impairment of real estate properties and credit loss reserves
In the first quarter of 2025, the Company recognized impairments totaling $5.4 million on four properties sold and $4.8 million on three properties with changes in the expected holding periods. In addition, the Company recorded a $1.9 million fair value adjustment for an equity investment in other assets. In the first quarter of 2024, the Company recognized impairments totaling $15.9 million on four properties with changes in the expected holding periods, including one property reclassified to held for sale.

Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2025, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factor discussed below, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs
October 2024 Authorization				236,957,114
January 1 - January 31	4,029	$16.27	—	236,957,114
February 1 - February 28	9,034	16.56	—	236,957,114
March 1 - March 31	—	—	—	236,957,114
Total	13,063	$16.47	—	$236,957,114
1Share purchases in January and February 2025 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 10.1
First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 4, 2025, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, each of the Lenders party hereto and Wells Fargo Bank, National Association. (filed herewith)

Exhibit 10.2	Employment Agreement dated April 15, 2025, by and between Peter A. Scott and Healthcare Realty Trust Incorporated. (filed herewith)
Exhibit 22	Subsidiary Issuers of Guaranteed Securities (filed herewith).
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
Austen B. Helfrich
Executive Vice President and Chief Financial Officer
May 1, 2025