Form 10-Q
period 2025-06-30
Healthcare Realty Trust Inc
filed 2025-08-01
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of July 25, 2025, the Registrant had 351,606,597 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2025	DECEMBER 31, 2024
Real estate properties
Land	$1,105,231	$1,143,468
Buildings and improvements	9,199,089	9,707,066
Lease intangibles	567,244	664,867
Personal property	6,944	9,909
Investment in financing receivable, net	124,134	123,671
Financing lease right-of-use assets	76,574	77,343
Construction in progress	40,421	31,978
Land held for development	49,110	52,408
Total real estate properties	11,168,747	11,810,710
Less accumulated depreciation and amortization	(2,494,169)	(2,483,656)
Total real estate properties, net	8,674,578	9,327,054
Cash and cash equivalents	25,507	68,916
Assets held for sale, net	358,207	12,897
Operating lease right-of-use assets	243,910	261,438
Investments in unconsolidated joint ventures	463,430	473,122
Other assets, net	469,940	507,496
Total assets	$10,235,572	$10,650,923

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,694,391	$4,662,771
Accounts payable and accrued liabilities	194,076	222,510
Liabilities of assets held for sale	30,278	1,283
Operating lease liabilities	203,678	224,499
Financing lease liabilities	73,019	72,346
Other liabilities	158,704	161,640
Total liabilities	5,354,146	5,345,049
Commitments and contingencies
Redeemable non-controlling interests	4,332	4,778
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 351,568 and 350,532 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,516	3,505
Additional paid-in capital	9,129,338	9,118,229
Accumulated other comprehensive loss	(9,185)	(1,168)
Cumulative net income attributable to common stockholders	171,585	374,309
Cumulative dividends	(4,477,940)	(4,260,014)
Total stockholders' equity	4,817,314	5,234,861
Non-controlling interest	59,780	66,235
Total equity	4,877,094	5,301,096
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$10,235,572	$10,650,923
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2025	2024	2025	2024
Revenues
Rental income	$287,070	$308,135	$575,927	$626,211
Interest income	3,449	3,865	7,180	8,403
Other operating	6,983	4,322	13,371	8,513
	297,502	316,322	596,478	643,127
Expenses
Property operating	109,924	117,719	224,887	238,798
General and administrative	23,482	14,002	37,011	28,788
Transaction costs	593	431	1,604	826
Depreciation and amortization	147,749	173,477	298,717	351,596
	281,748	305,629	562,219	620,008
Other income (expense)
Gain on sales of real estate properties and other assets	20,004	38,338	22,907	38,360
Interest expense	(53,346)	(62,457)	(108,157)	(123,510)
Impairment of real estate properties and credit loss reserves	(142,348)	(132,118)	(154,429)	(148,055)
Impairment of goodwill	—	—	—	(250,530)
Equity income (loss) from unconsolidated joint ventures	158	(146)	159	(568)
Interest and other (expense) income, net	(366)	(248)	(271)	27
	(175,898)	(156,631)	(239,791)	(484,276)
Net loss	$(160,144)	$(145,938)	$(205,532)	$(461,157)
Net loss attributable to non-controlling interests	2,293	2,158	2,808	6,541
Net loss attributable to common stockholders	$(157,851)	$(143,780)	$(202,724)	$(454,616)

Basic earnings per common share	$(0.45)	$(0.39)	$(0.58)	$(1.22)
Diluted earnings per common share	$(0.45)	$(0.39)	$(0.58)	$(1.22)

Weighted average common shares outstanding - basic	349,628	372,477	349,584	375,962
Weighted average common shares outstanding - diluted	349,628	372,477	349,584	375,962

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2025 and 2024
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2025	2024	2025	2024
Net loss	$(160,144)	$(145,938)	$(205,532)	$(461,157)
Other comprehensive loss
Interest rate derivatives
Reclassification adjustments for gains included in interest expense	(980)	(3,662)	(1,921)	(7,528)
(Losses) gains arising during the period on interest rate swaps	(1,028)	5,891	(6,206)	25,501
	(2,008)	2,229	(8,127)	17,973
Comprehensive loss	(162,152)	(143,709)	(213,659)	(443,184)
Less: comprehensive loss attributable to non-controlling interests	2,322	2,124	3,002	6,295
Comprehensive loss attributable to common stockholders	$(159,830)	$(141,585)	$(210,657)	$(436,889)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended June 30, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2025	$3,510	$9,121,269	$(7,206)	$329,436	$(4,368,739)	$5,078,270	$63,945	$5,142,215	$4,627
Common stock redemptions	(1)	(1,327)	—	—	—	(1,328)	—	(1,328)	—
Conversion of OP Units to common stock	—	334	—	—	—	334	(334)	—	—
Share-based compensation	7	8,767	—	—	—	8,774	—	8,774	—
Net loss	—	—	—	(157,851)	—	(157,851)	(2,293)	(160,144)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(966)	—	—	(966)	(14)	(980)	—
Losses arising during the period on interest rate swaps	—	—	(1,013)	—	—	(1,013)	(15)	(1,028)	—
Adjustments to redemption value of redeemable non-controlling interests	—	295	—	—	—	295	—	295	(295)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(109,201)	(109,201)	(1,509)	(110,710)	—
Balance at June 30, 2025	$3,516	$9,129,338	$(9,185)	$171,585	$(4,477,940)	$4,817,314	$59,780	$4,877,094	$4,332

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2024	$3,815	$9,609,530	$4,791	$717,958	$(3,920,199)	$6,415,895	$87,243	$6,503,138	$3,880
Common stock redemptions	—	(3)	—	—	—	(3)	—	(3)	—
Share-based compensation	—	3,382	—	—	—	3,382	—	3,382	—
Common stock repurchases	(172)	(272,881)	—	—	—	(273,053)	—	(273,053)	—
Net loss	—	—	—	(143,780)	—	(143,780)	(2,158)	(145,938)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,611)	—	—	(3,611)	(51)	(3,662)	—
Gains arising during the period on interest rate swaps	—	—	5,806	—	—	5,806	85	5,891	—
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(5)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(117,494)	(117,494)	(1,444)	(118,938)	—
Balance at June 30, 2024	$3,643	$9,340,028	$6,986	$574,178	$(4,037,693)	$5,887,142	$83,675	$5,970,817	$3,875

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Six Months Ended June 30, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
Common stock redemptions	(1)	(1,542)	—	—	—	(1,543)	—	(1,543)	—
Conversion of OP Units to common stock	—	334	—	—	—	334	(334)	—	—
Share-based compensation	12	11,790	—	—	—	11,802	—	11,802	—
Redemption of non-controlling interest	—	—	—	—	—	—	(331)	(331)	—
Net loss	—	—	—	(202,724)	—	(202,724)	(2,892)	(205,616)	84
Reclassification adjustments for gains included in net income (interest expense)	—	—	(1,894)	—	—	(1,894)	(27)	(1,921)	—
Losses arising during the period on interest rate swaps	—	—	(6,123)	—	—	(6,123)	(83)	(6,206)	—
Adjustments to redemption value of redeemable non-controlling interests	—	527	—	—	—	527	—	527	(530)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.62 per share)	—	—	—	—	(217,926)	(217,926)	(2,788)	(220,714)	—
Balance at June 30, 2025	$3,516	$9,129,338	$(9,185)	$171,585	$(4,477,940)	$4,817,314	$59,780	$4,877,094	$4,332

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2023	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
Issuance of common stock, net of issuance costs	—	104	—	—	—	104	—	104	—
Common stock redemptions	—	(138)	—	—	—	(138)	—	(138)	—
Conversion of OP Units to common stock	2	3,410	—	—	—	3,412	(3,412)	—	—
Share-based compensation	3	6,941	—	—	—	6,944	—	6,944	—
Common stock repurchases	(172)	(272,881)	—	—	—	(273,053)	—	(273,053)	—
Net loss	—	—	—	(454,616)	—	(454,616)	(6,541)	(461,157)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(7,424)	—	—	(7,424)	(104)	(7,528)	—
Gains arising during the period on interest rate swaps	—	—	25,151	—	—	25,151	350	25,501	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(6)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.62 per share)	—	—	—	—	(235,900)	(235,900)	(2,870)	(238,770)	—
Balance at June 30, 2024	$3,643	$9,340,028	$6,986	$574,178	$(4,037,693)	$5,887,142	$83,675	$5,970,817	$3,875

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	SIX MONTHS ENDED June 30,
	2025	2024
Net loss	$(205,532)	$(461,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	298,717	351,596
Other amortization	23,901	23,390
Share-based compensation	11,802	6,944
Amortization of straight-line rent receivable (lessor)	(15,613)	(14,198)
Amortization of straight-line rent on operating leases (lessee)	1,724	1,998
Gain on sales of real estate properties and other assets	(22,907)	(38,360)
Impairment of real estate properties and credit loss reserves	154,429	148,055
Impairment of goodwill	—	250,530
Equity (income) loss from unconsolidated joint ventures	(159)	568
Distributions from unconsolidated joint ventures	10,829	2,649
Non-cash interest from financing and notes receivable	(395)	(478)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(17,101)	(4,257)
Accounts payable and accrued liabilities	(31,051)	(23,131)
Other liabilities	2,359	155
Net cash provided by operating activities	211,003	244,304

INVESTING ACTIVITIES
Development of real estate	(8,174)	(31,901)
Additional long-lived assets	(154,781)	(117,775)
Funding of mortgages and notes receivable	(2,799)	(3,466)
Investments in unconsolidated joint ventures	(978)	—
Proceeds from (investment in) financing receivable	(194)	475
Contributions from redeemable non-controlling interests	—	13
Proceeds from sales of real estate properties and additional long-lived assets	69,805	303,475
Proceeds from insurance recovery	2,000	—
Proceeds from notes receivable repayments	53,190	567
Net cash (used in) provided by investing activities	(41,931)	151,388

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	295,000	250,000
Repayment on term loans	(35,140)	(100,000)
Repayments of notes and bonds payable	(250,692)	(17,746)
Dividends paid	(217,756)	(235,618)
Net proceeds from issuance of common stock	—	104
Common stock redemptions	(713)	(321)
Common stock repurchases	—	(273,053)
Distributions to non-controlling interest holders	(2,653)	(2,399)
Redemption of non-controlling interest	(330)	—
Debt issuance and assumption costs	—	(563)
Payments made on finance leases	(46)	(30)
Net cash used in financing activities	(212,330)	(379,626)

(Decrease) increase in cash and cash equivalents	(43,258)	16,066
Cash and cash equivalents at beginning of period	68,916	25,699
Cash and cash equivalents at end of period, including held for sale	25,658	41,765
Cash and cash equivalents held for sale	(151)	—
Cash and cash equivalents at end of period	$25,507	$41,765

Supplemental Cash Flow Information	SIX MONTHS ENDED June 30,
	2025	2024
Interest paid	$90,251	$103,708
Mortgage notes receivable taken in connection with sale of real estate	$5,400	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$47,815	$39,016
Capitalized interest	$4,608	$1,916
Proceeds from dispositions held in escrow	$—	$96,008
Contribution of real estate properties into unconsolidated joint venture	$—	$66,547

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2025, the Company had gross investments of approximately $11.2 billion in 559 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. In addition, as of June 30, 2025, the Company had a weighted average ownership interest of approximately 30% in 63 real estate properties held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 32 states and total approximately 32.2 million square feet. The Company provided leasing and property management services to 93% of its portfolio nationwide as of June 30, 2025.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of June 30, 2025, the Company owned 98.6% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.4% of OP Units.
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
The OP is 98.6% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2025, there were approximately 5.1 million OP Units, or 1.4% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of June 30, 2025, the Company had three consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Assets:
Total real estate investments, net	$103,933	$103,933
Cash and cash equivalents	965	159
Other assets, net	5,865	4,053
Total assets	$110,763	$108,145
Liabilities:
Notes and bonds payable	$69,302	$60,170
Accounts payable and accrued liabilities	1,828	2,786
Other liabilities	200	45
Total liabilities	$71,330	$63,001
As of June 30, 2025, the Company had four unconsolidated VIEs consisting of three notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the three notes receivable as amortized cost and the joint venture arrangement under the equity method.
See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Charlotte, NC	Note receivable	5,970	7,441
2022	Texas [1]	Equity method	53,892	53,892
2024	Texas [2]	Note receivable	9,690	16,729
2024	Texas [2]	Note receivable	1	4,500
1Includes investments in seven properties.
2The Company provided seller financing and entered into a mortgage loan and a mezzanine loan in connection with a property disposition.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of June 30, 2025, the Company's unconsolidated joint venture arrangement was accounted for using the equity method of accounting as the Company exercised significant influence over but did not control this entity. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of June 30, 2025, the Company had redeemable non-controlling interests of $4.3 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three and six months ended June 30, 2025, the Company recognized real estate impairments totaling $140.9 million and $151.0 million, respectively, as a result of the indicators described above.
As of June 30, 2025, 11 real estate properties totaling $126.3 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included using discounted cash flow models, brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, and less estimated closing costs. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to revenue and expense growth rates, capitalization rates, discount rates, capital expenditures and working capital levels.
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

(dollars in thousands)			CARRYING VALUE AS OF
ORIGINATION DATE	LOCATION	INTEREST RATE	JUNE 30, 2025	DECEMBER 31, 2024
May 2021	Poway, CA	5.69%	$116,780	$116,304
November 2021	Columbus, OH	6.48%	7,354	7,367
			$124,134	$123,671
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of June 30, 2025, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $81.1 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of JUNE 30, 2025	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of JUNE 30, 2025
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$36	$—	$—	$6,036
Texas	10/03/2024	10/02/2029	11.00%	4,500	1	—	—	—	1
Wisconsin	3/20/2025	3/19/2030	13.00%	8,500	2,833	—	—	—	2,833
				19,000	8,834	36	—	—	8,870
Mortgage loans
Texas [1]	6/30/2021	12/02/2024	7.00%	31,150	16,250	551	(16,801)	—	—
North Carolina [2]	12/22/2021	12/22/2024	8.00%	6,000	6,000	1,441	(1,471)	—	5,970
Florida [3]	5/17/2022	2/27/2026	6.00%	65,000	—	—	—	—	—
California	3/30/2023	3/29/2026	6.50%	45,000	45,000	181	—	—	45,181
Florida	12/28/2023	12/28/2026	9.00%	7,700	5,909	—	—	—	5,909
Texas	10/03/2024	10/02/2029	7.50%	16,729	9,629	61	—	—	9,690
Texas [4]	3/20/2025	3/19/2030	6.75%	5,400	5,400	30	—	—	5,430
				176,979	88,188	2,264	(18,272)	—	72,180

				$195,979	$97,022	$2,300	$(18,272)	$—	$81,050

1In 2024, the Company determined that an allowance for credit loss of $16.8 million was needed on this mortgage loan, which included approximately $16.3 million of principal and approximately $0.5 million of interest. In January 2025, the underlying collateral for this loan was sold and the Company received $14.9 million towards the principal balance of this loan.
2Outstanding principal and interest due upon maturity. As of the date of these financial statements, the outstanding principal and interest on this loan has not been repaid. The Company has evaluated the collectibility of the amount outstanding and has determined that an allowance for credit loss of $1.5 million was needed on this loan.
3In April 2025, this loan was repaid in full.
4In March 2025, the Company provided seller financing of $5.4 million in connection with the sale of a real estate property in Houston, TX.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
In the second quarter of 2025, the Company determined the risk of credit loss on one of its mortgage notes receivable was no longer remote and recorded a credit loss reserve of $1.5 million.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	SIX MONTHS ENDED JUNE 30, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Allowance for credit losses, beginning of period	$16,801	$5,196
Credit loss reserves	1,471	59,563
Recoveries	—	(4,000)
Write-off	—	(43,958)
Allowance for credit losses, end of period	$18,272	$16,801
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.0 million and $3.9 million, respectively, for the three and six months ended June 30, 2025, and $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2024, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.5 million and $3.3 million, respectively, for the three and six months ended June 30, 2025, and $1.8 million and $4.2 million, respectively, for the three and six months ended June 30, 2024. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. As of June 30, 2025, the Company had two loans on non-accrual status.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2025	2024	2025	2024
Type of Revenue
Parking income	$2,369	$2,463	$4,231	$5,009
Management fee income/other [1]	4,614	1,859	9,140	3,504
	$6,983	$4,322	$13,371	$8,513
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
Note 2. Real Estate Investments
2025 Acquisition Activity
The Company had no real estate acquisition activity for the six months ended June 30, 2025.

Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three and six months ended June 30, 2025 and 2024 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2025	2024	2025	2024

Investments in unconsolidated joint ventures, beginning of period	$470,418	$309,754	$473,122	$311,511
New investment during the period	126	66,547	978	66,547
Equity income (loss) recognized during the period	158	(146)	159	(568)
Owner distributions	(7,272)	(1,314)	(10,829)	(2,649)
Investments in unconsolidated joint ventures, end of period	$463,430	$374,841	$463,430	$374,841

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2025 Real Estate Asset Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2025.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Boston, MA	2/7/25	$4,500	$(135)	$—	$4,365	$4,325	$15	$25	30,304
Denver, CO [1]	2/14/25	8,600	(2,144)	—	6,456	7,948	113	(1,605)	69,715
Houston, TX	3/20/25	15,000	(4,087)	(5,400)	5,513	14,343	347	(3,777)	127,933
Boston, MA	4/30/25	486	(49)	—	437	60	—	377	—
Boston, MA	5/23/25	3,000	(48)	—	2,952	2,631	15	306	33,176
Jacksonville, FL	6/26/25	8,100	(43)	—	8,057	23,064	(561)	(14,446)	53,169
Yakima, WA	6/26/25	31,000	(2,380)	—	28,620	8,689	219	19,712	91,561
Houston, TX	6/27/25	10,500	(57)	—	10,443	10,250	—	193	—

Total dispositions		$81,186	$(8,943)	$(5,400)	$66,843	$71,310	$148	$785	405,858
1Includes two medical outpatient properties.
Subsequent to June 30, 2025, the Company disposed of the following properties, which were classified as held for sale as of June 30, 2025:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
South Bend, IN	7/15/25	$43,100	205,573
Milwaukee, WI [1]	7/29/25	42,000	147,406
Naples, FL	7/29/25	19,250	61,359
New York, NY	7/30/25	25,000	89,893

Total		$129,350	504,231
1Includes two medical outpatient properties.
Assets Held for Sale
The Company had 25 properties and a land parcel held for development classified as assets held for sale as of June 30, 2025, and three properties classified as assets held for sale as of December 31, 2024. The table below reflects the assets and liabilities classified as held for sale as of June 30, 2025 and December 31, 2024:

Dollars in thousands	June 30, 2025	December 31, 2024
Balance Sheet data:
Land	$18,330	$10,859
Building and improvements	443,895	3,410
Lease intangibles	25,768	3,286
Personal property	633	—
Land held for development	3,836	—
	492,462	17,555
Accumulated depreciation	(164,327)	(5,275)
Real estate assets held for sale, net [1]	328,135	12,280
Cash and cash equivalents	151	—
Operating lease right-of-use assets	15,248	—
Other assets, net	14,673	617
Assets held for sale, net	$358,207	$12,897

Accounts payable and accrued liabilities	$6,761	$694
Operating lease liabilities	19,384	—
Other liabilities	4,133	589
Liabilities of assets held for sale	$30,278	$1,283
Redeemable noncontrolling interest held for sale	$1,221	$—
1Net real estate assets held for sale include the impact of $54.5 million of impairment charges for the six months ended June 30, 2025.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three and six months ended June 30, 2025 was $287.1 million and $575.9 million, respectively. Lease income for the Company's operating leases, recognized for the three and six months ended June 30, 2024 was $308.1 million and $626.2 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of June 30, 2025, were as follows:

Dollars in thousands	OPERATING
2025	$414,817
2026	794,621
2027	683,818
2028	570,959
2029	466,000
2030 and thereafter	1,734,240
$4,664,455
Lessee Accounting
The Company has obligations, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2025, the Company had 198 ground leases associated with properties covering 14.4 million square feet. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 68 prepaid ground leases as of June 30, 2025. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.5 million of the Company's rental expense for each of the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.9 million for each of the six months ended June 30, 2025 and 2024, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s future lease payments (primarily for its 130 non-prepaid ground leases), excluding amounts due for held for sale properties, as of June 30, 2025, were as follows:

Dollars in thousands	OPERATING	FINANCING
2025	$5,235	$957
2026	11,392	2,106
2027	11,581	2,145
2028	11,717	2,177
2029	11,776	2,209
2030 and thereafter	563,917	383,172
Total undiscounted lease payments	615,618	392,766
Discount	(411,940)	(319,747)
Lease liabilities	$203,678	$73,019
The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2025 and 2024:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2025	2024	2025	2024
Operating lease cost
Operating lease expense	$4,397	$4,599	$8,753	$9,065
Variable lease expense	1,474	1,315	2,802	2,542

Finance lease cost
Amortization of right-of-use assets	370	392	741	779
Interest on lease liabilities	921	942	1,837	1,880
Total lease expense	$7,162	$7,248	$14,133	$14,266

Other information
Operating cash flows outflows related to operating leases	$4,529	$4,889	$9,021	$8,929
Operating cash flows outflows related to financing leases	$576	$591	$1,119	$1,154
Financing cash flows outflows related to financing leases	$5	$4	$139	$30
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,561	$—	$2,561

Weighted-average years remaining lease term (excluding renewal options) - operating leases	41.9	45.9
Weighted-average years remaining lease term (excluding renewal options) - finance leases	57.2	57.4
Weighted-average discount rate - operating leases	5.5%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of June 30, 2025 and December 31, 2024.

	MATURITY DATE	BALANCE [1] AS OF		EFFECTIVE INTEREST RATE as of 6/30/2025
Dollars in thousands		6/30/2025	12/31/2024
$1.5 billion Unsecured Credit Facility [2]	10/25	$295,000	$—	5.27%
$200 million Unsecured Term Loan [3]	1/26	174,879	199,896	5.36%
$300 million Unsecured Term Loan [4]	10/25	289,992	299,981	5.36%
$150 million Unsecured Term Loan	6/26	149,864	149,790	5.36%
$200 million Unsecured Term Loan	7/27	199,710	199,641	5.36%
$300 million Unsecured Term Loan	1/28	298,917	298,708	5.36%
Senior Notes due 2025 [5]	5/25	—	249,868	4.12%
Senior Notes due 2026	8/26	590,874	586,824	4.94%
Senior Notes due 2027	7/27	490,371	488,104	4.76%
Senior Notes due 2028	1/28	298,338	298,029	3.85%
Senior Notes due 2030	2/30	591,535	586,028	5.30%
Senior Notes due 2030	3/30	297,398	297,190	2.72%
Senior Notes due 2031	3/31	296,603	296,343	2.25%
Senior Notes due 2031	3/31	676,434	667,233	5.13%
Mortgage notes payable	12/25-12/26	44,476	45,136	3.57% - 6.88%
		$4,694,391	$4,662,771
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2As of June 30, 2025, the Company had $1.2 billion available to be drawn on its $1.5 billion Unsecured Credit Facility.
3In January 2025, the Company repaid $25 million of the $200 million Unsecured term Loan.
4In January 2025, the Company repaid $10 million of the $300 million Unsecured term Loan due October 2025.
5In May 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.

Changes in Debt Structure
On April 8, 2025, the Company exercised its second of two options to extend the maturity date of the $200 million Unsecured Term Loan due May 2025 to January 2026 for a fee of approximately $0.1 million. The loan also was amended to include a four-month extension option, which would extend the final maturity to May 2026.
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
On July 25, 2025, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association, The Bank of Nova Scotia, and BofA Securities, Inc., as Joint Lead Arrangers; and the other lenders named therein. The New Credit Facility provides for (i) a $1.5 billion unsecured revolving credit facility (the “Revolver”) and (ii) five individual unsecured term loan tranches totaling $1.115 billion. The OP is the borrower under the New Credit Facility (in such capacity, the “Borrower”). A summary of the principal terms of the New Credit Facility and the New Credit Facility's effect on the Company's existing revolving credit term loan facilities is as follows:
•The New Credit Facility replaces the Unsecured Credit Facility. All outstanding obligations due under the Unsecured Credit Facility were reallocated to the lenders under the New Credit Facility.
•The Company’s $1.5 billion Revolver was continued with a maturity extension from October 31, 2025 to July 25, 2029, with two six-month extension options. The Revolver includes a sublimit of $120 million for letters of credit.
•The previously funded $175 million term loan was continued with a maturity date of January 31, 2026 and three extension options totaling 16 months.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
•The previously funded $150 million term loan was continued with a maturity date of June 1, 2026, with two extension options of six months each.
•The previously funded $290 million term loan was continued with a maturity date of October 31, 2025, with four extension options totaling 24 months.
•The previously funded $200 million term loan was continued with a maturity date of July 20, 2027, with two extension options of 12 months each.
•The previously funded $300 million term loan was continued with a maturity date of January 20, 2028, with one extension option of 12 months.
Revolving loans outstanding under the New Credit Facility bear interest at a floating rate equal to the daily simple Secured Overnight Financing Rate ("SOFR"), term SOFR or base rates, as applicable, plus an applicable margin. The applicable margin is determined based on the Borrower’s credit ratings and ranges from 0.725% per annum to 1.40% per annum (currently 0.85% per annum). Term loans outstanding under the New Credit Facility bear interest at a rate equal to Term SOFR rates plus an applicable margin. The applicable margin is determined based on the Borrower’s credit ratings and ranges from 0.80% per annum to 1.60% per annum (currently 0.95% per annum). In addition, the Borrower pays a facility fee on the Revolver commitments at a rate per annum determined based on the Borrower’s credit ratings and ranging from 0.125% per annum to 0.30% per annum (currently 0.20% per annum).
Except as set forth above, the principal terms of the New Credit Facility are substantially consistent with the terms of the Unsecured Credit Facility. Specifically, the New Credit Facility contains representations and warranties and affirmative and negative covenants that are customary for facilities of this size and type. These covenants include, among others: limitations on the incurrence of additional indebtedness; limitations on mergers, investments and acquisitions; limitations on dividends and redemptions of capital stock; limitations on transactions with affiliates; and requirements to comply with certain financial covenants, including a maximum consolidated leverage ratio, a maximum consolidated secured leverage ratio, a maximum consolidated unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured coverage ratio.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
As of June 30, 2025, the Company had 15 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

MATURITY	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024.

	AS OF JUNE 30, 2025		AS OF DECEMBER 31, 2024
In thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$1,442	Other Assets	$2,493
Interest rate swaps 2022	Other Assets	—	Other Assets	2,250
Interest rate swaps 2022	Other Liabilities	(4,791)	Other Liabilities	(853)
Interest rate swaps 2023	Other Assets	156	Other Assets	521
Interest rate swaps 2023	Other Liabilities	(4,100)	Other Liabilities	(3,310)
Total derivatives designated as hedging instruments		$(7,293)		$1,101

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2025 and 2024 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2025	2024		2025	2024
Interest rate swaps	$1,028	$(5,891)	Interest expense	$(1,098)	$(3,811)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	11	42
	$1,028	$(5,891)	Total interest expense	$(980)	$(3,662)

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2025	2024		2025	2024
Interest rate swaps	$6,206	$(25,501)	Interest expense	$(2,188)	$(7,825)
Settled treasury hedges	—	—	Interest expense	214	213
Settled interest rate swaps	—	—	Interest expense	53	84
	$6,206	$(25,501)	Total interest expense	$(1,921)	$(7,528)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company estimates that an additional $1.2 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties providing that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.3 million. As of June 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2025, and the twelve months ended December 31, 2024:

	SIX MONTHS ENDED JUNE 30, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Balance, beginning of period	350,532,006	380,964,433
Issuance of common stock	—	8,623
Conversion of OP units to common stock	22,228	194,767
Shares Repurchased	—	(30,794,250)
Non-vested share-based awards, net of withheld shares and forfeitures	1,013,583	158,433
Balance, end of period	351,567,817	350,532,006
Common Stock Dividends
During the six months ended June 30, 2025, the Company declared and paid common stock dividends totaling $0.62 per share. On July 31, 2025, the Company declared a quarterly common stock dividend in the amount of $0.24 per share payable on August 28, 2025 to stockholders of record on August 14, 2025.
Common Stock Repurchases
On October 29, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The Company has not repurchased shares in 2025. As of June 30, 2025, the Company had $237.0 million remaining under this authorization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2025	2024	2025	2024

Weighted average common shares outstanding	351,411,541	374,498,770	351,086,883	377,916,989
Non-vested shares	(1,783,234)	(2,021,471)	(1,502,983)	(1,954,956)
Weighted average common shares outstanding - basic	349,628,307	372,477,299	349,583,900	375,962,033

Weighted average common shares outstanding - basic	349,628,307	372,477,299	349,583,900	375,962,033
Dilutive effect of OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	349,628,307	372,477,299	349,583,900	375,962,033

Net loss	$(160,144)	$(145,938)	$(205,532)	$(461,157)
Income allocated to participating securities	(783)	(917)	(1,212)	(1,819)
Loss attributable to non-controlling interest	2,293	2,158	2,808	6,541
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(395)	(717)	(492)	(2,047)
Net loss applicable to common stockholders - basic and diluted	$(159,029)	$(145,414)	$(204,428)	$(458,482)

Basic earnings per common share - net loss	$(0.45)	$(0.39)	$(0.58)	$(1.22)
Diluted earnings per common share - net loss	$(0.45)	$(0.39)	$(0.58)	$(1.22)
The effect of OP Units redeemable for 4,161,628 shares and 3,914,997 shares of common stock for the three and six months ended June 30, 2025, respectively, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan (the "Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the six months ended June 30, 2025, the Company made the following equity awards under the Incentive Plan:
Restricted Stock
During the first quarter of 2025, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $7.9 million, which consisted of an aggregate of 477,226 non-vested shares of common stock with vesting periods ranging from three to eight years.
During the second quarter of 2025, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $7.8 million, which consisted of an aggregate of 499,323 non-vested shares of common stock with vesting periods ranging from three to four years. The Company also granted to independent directors an aggregate of 72,144 shares of non-vested stock with a grant date fair value of $1.1 million, and an aggregate of 34,586 LTIP Series D units in the OP with a grant date fair value of $0.5 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Restricted Stock Units ("RSUs")
On February 11, 2025, the Company granted an aggregate of 275,735 RSUs to members of senior management, subject to a three-year performance period, with an aggregate grant date fair value of $5.4 million.
During the second quarter of 2025, the Company granted an aggregate of 16,038 RSUs to members of senior management, subject to a three-year performance period, with an aggregate grant date fair value of $0.3 million.
The RSUs vest based on relative total shareholder return ("TSR") performance and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.47 for the RSU grants using the following assumptions:

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.35%
Stock price (per share)	$16.17
LTIP Series C Units ("LTIP-C units")
On February 11, 2025, the Company granted an aggregate of 166,976 LTIP-C units in the OP to its named executive officers with three-year forward-looking performance targets, a three-year vesting period and an aggregate grant date fair value of $1.6 million.
The LTIP-C units in the OP vest based on relative TSR performance and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $9.88 for the February 2025 grant using the following assumptions:

Volatility	28.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	4.35%
Stock price (per share)	$16.17
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.
On April 15, 2025, the Company granted 347,770 LTIP-C units in the OP to its newly appointed Chief Executive Officer with three-year forward-looking performance targets, a three-year vesting period and an aggregate grant date fair value of $3.4 million.
The LTIP-C units in the OP vest based on relative TSR performance and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $9.83 for the April 2025 grant using the following assumptions:

Volatility	27.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	3.80%
Stock price (per share)	$15.70
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three and six months ended June 30, 2025, and 2024:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Share-based awards, beginning of period	2,619,942	4,043,154	1,799,737	2,615,562
Granted [1]	969,861	135,767	1,889,798	1,611,578
Vested	(311,301)	(46,660)	(351,271)	(75,074)
Change in awards based on performance assessment	22,656	(47,202)	(37,106)	(47,202)
Forfeited	(14,027)	—	(14,027)	(19,805)
Share-based awards, end of period	3,287,131	4,085,059	3,287,131	4,085,059
1LTIP-C units in the OP are issued at the maximum number of units of the award and are reflected as such in this table until the performance conditions have been satisfied, and the exact number of awards are determinable.

During the three months ended June 30, 2025, and 2024, the Company withheld 72,853 and 8,228 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
The following table represents expected amortization of the Company's non-vested awards issued as of June 30, 2025:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2025	$7.5
2026	13.1
2027	10.7
2028	3.0
2029 and thereafter	0.9
Total	$35.2
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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable as of June 30, 2025, and December 31, 2024:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	June 30, 2025		December 31, 2024
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$4,694.4	$4,672.4	$4,662.8	$4,578.4
Real estate notes receivable	$81.1	$79.7	$127.2	$122.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of June 30, 2025.

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
The table below details the significant expenses for the three and six months ended June 30, 2025, and 2024.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2025	2024	2025	2024
Significant Segment Expenses:
Property taxes	$29,029	$32,487	$57,839	$65,416
Personnel	24,221	22,686	48,600	47,305
Utilities	22,189	23,411	44,140	47,492
Maintenance	24,746	27,082	53,493	56,721
Totals	$100,185	$105,666	$204,072	$216,934
The following schedule reconciles net loss to segment expenses for the three and six months ended June 30, 2025, and 2024.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2025	2024	2025	2024
Revenue	$297,502	$316,322	$596,478	$643,127
Property taxes	(29,029)	(32,487)	(57,839)	(65,416)
Personnel	(24,221)	(22,686)	(48,600)	(47,305)
Utilities	(22,189)	(23,411)	(44,140)	(47,492)
Maintenance	(24,746)	(27,082)	(53,493)	(56,721)
Other segment expenses [1]	(33,221)	(26,055)	(57,826)	(50,652)
Transaction costs	(593)	(431)	(1,604)	(826)
Depreciation and amortization	(147,749)	(173,477)	(298,717)	(351,596)
Gain on sales of real estate properties and other assets	20,004	38,338	22,907	38,360
Interest expense	(53,346)	(62,457)	(108,157)	(123,510)
Impairment of real estate properties and credit loss reserves	(142,348)	(132,118)	(154,429)	(148,055)
Impairment of goodwill	—	—	—	(250,530)
Equity income (loss) from unconsolidated joint ventures	158	(146)	159	(568)
Interest and other (expense) income, net	(366)	(248)	(271)	27
Net loss	$(160,144)	$(145,938)	$(205,532)	$(461,157)
1    Other segment expenses are primarily related to administrative costs, travel, legal, technology, and insurance.

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
•The Company has, and in the future may have more exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense;
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
•Healthcare Realty Trust is a holding company with no direct operations and, as such, it relies on funds received from the OP to pay liabilities, and the interests of its stockholders will be structurally subordinated to all liabilities and obligations of the OP and its subsidiaries;
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
•Trends in the healthcare service industry, including the recent passage of the One Big Beautiful Bill Act which is the subject of ongoing analysis, may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments;
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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of June 30, 2025, the Company had $1.2 billion available to be drawn on its unsecured credit facility ("Unsecured Credit Facility") and available cash. On July 25, 2025, the Company entered into the Fifth Amended and Restated Credit Facility which extended the maturity of its revolver to July 2029.
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
Dividends paid by the Company for the six months ended June 30, 2025 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends, primarily as a result of the timing of interest payments. The Company expects that cash flows from operations will generate sufficient cash flows during 2025 such that dividends for the full year 2025 can be funded by cash flows from operations or other sources of liquidity described above.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2025, were approximately $41.9 million. Below is a summary of the investing activities.
Dispositions
The Company disposed of eight medical outpatient properties and two land parcels during the six months ended June 30, 2025 for a total sales price of $81.2 million, generating net proceeds of $66.8 million after seller financing and closing credits. The following table details these dispositions for the six months ended June 30, 2025:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Boston, MA	2/7/25	$4,500	30,304
Denver, CO [1]	2/14/25	8,600	69,715
Houston, TX [2]	3/20/25	15,000	127,933
Boston, MA	4/30/25	486	—
Boston, MA	5/23/25	3,000	33,176
Jacksonville, FL	6/26/25	8,100	53,169
Yakima, WA [1]	6/26/25	31,000	91,561
Houston, TX	6/27/25	10,500	—

Total		$81,186	405,858
1Includes two medical outpatient properties.
2The Company provided seller financing of approximately $5.4 million in connection with this sale.
Subsequent to June 30, 2025, the Company disposed of the following properties:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
South Bend, IN	7/15/25	$43,100	205,573
Milwaukee, WI [1]	7/29/25	42,000	147,406
Naples, FL	7/29/25	19,250	61,359
New York, NY	7/30/25	25,000	89,893

Total		$129,350	504,231
1Includes two medical outpatient properties.
Capital Expenditures
During the six months ended June 30, 2025, the Company incurred capital costs totaling $158.4 million for the following:
•$75.4 million toward development and redevelopment of properties;
•$40.8 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$26.8 million toward second generation tenant improvements; and
•$15.4 million toward building capital.

Real Estate Notes Receivable
In January 2025, the Company received $14.9 million as payment towards the principal balance of its mortgage loan that matured on December 2, 2024.
In March 2025, the Company executed a mezzanine loan receivable agreement with a maximum loan commitment of $8.5 million. As of June 30, 2025, the Company had funded $2.8 million under this agreement.
In April 2025, a mortgage loan receivable of $37.7 million maturing in February 2026 was repaid in full.
See Note 1 to the Condensed Consolidated Financial Statements in this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2025 were approximately $212.3 million. See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.

Debt Activity
As of June 30, 2025, the Company had outstanding interest rate swaps totaling $1.1 billion to hedge the one-month term Secured Overnight Financing Rate ("SOFR"). The following table details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$275,000	3.74%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,075,000	3.92%
Changes in Debt Structure
During the first quarter of 2025, the Company repaid $25.0 million of the $200 million Unsecured Term Loan due May 2025 and $10.0 million of the $300 million Unsecured Term Loan due October 2025.
On April 8, 2025, the Company exercised its second of two options to extend the maturity date of the $200 million Unsecured Term Loan due May 2025 to January 2026 for a fee of approximately $0.1 million. The existing $200 million term loan facility was also amended to include a four-month extension option, which would extend the final maturity to May 2026.
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
On July 25, 2025, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association, The Bank of Nova Scotia, and BofA Securities, Inc., as Joint Lead Arrangers; and the other lenders named therein. The New Credit Facility provides for (i) a $1.5 billion unsecured revolving credit facility (the “Revolver”) and (ii) five individual unsecured term loan tranches totaling $1.115 billion. The OP is the borrower under the New Credit Facility (in such capacity, the “Borrower”). A summary of the principal terms of the New Credit Facility and the New Credit Facility's effect on the Company's existing revolving credit term loan facilities is as follows:
•The New Credit Facility replaces the Unsecured Credit Facility. All outstanding obligations due under the Unsecured Credit Facility were reallocated to the lenders under the New Credit Facility.
•The Company’s $1.5 billion Revolver was continued with a maturity extension from October 31, 2025 to July 25, 2029, with two six-month extension options. The Revolver includes a sublimit of $120 million for letters of credit.
•The previously funded $175 million term loan was continued with a maturity date of January 31, 2026 and three extension options totaling 16 months.
•The previously funded $150 million term loan was continued with a maturity date of June 1, 2026, with two extension options of six months each.
•The previously funded $290 million term loan was continued with a maturity date of October 31, 2025, with four extension options totaling 24 months.
•The previously funded $200 million term loan was continued with a maturity date of July 20, 2027, with two extension options of 12 months each.
•The previously funded $300 million term loan was continued with a maturity date of January 20, 2028, with one extension option of 12 months.

Revolving loans outstanding under the New Credit Facility bear interest at a floating rate equal to the daily simple Secured Overnight Financing Rate ("SOFR"), term SOFR or base rates, as applicable, plus an applicable margin. The applicable margin is determined based on the Borrower’s credit ratings and ranges from 0.725% per annum to 1.40% per annum (currently 0.85% per annum). Term loans outstanding under the New Credit Facility bear interest at a rate equal to Term SOFR rates plus an applicable margin. The applicable margin is determined based on the Borrower’s credit ratings and ranges from 0.80% per annum to 1.60% per annum (currently 0.95% per annum). In addition, the Borrower pays a facility fee on the Revolver commitments at a rate per annum determined based on the Borrower’s credit ratings and ranging from 0.125% per annum to 0.30% per annum (currently 0.20% per annum).
Except as set forth above, the principal terms of the New Credit Facility are substantially consistent with the terms of the Unsecured Credit Facility. Specifically, the New Credit Facility contains representations and warranties and affirmative and negative covenants that are customary for facilities of this size and type. These covenants include, among others: limitations on the incurrence of additional indebtedness; limitations on mergers, investments and acquisitions; limitations on dividends and redemptions of capital stock; limitations on transactions with affiliates; and requirements to comply with certain financial covenants, including a maximum consolidated leverage ratio, a maximum consolidated secured leverage ratio, a maximum consolidated unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured coverage ratio.
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
Operating Activities
Cash flows provided by operating activities decreased from $244.3 million for the six months ended June 30, 2024 to $211.0 million for the six months ended June 30, 2025. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
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
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 722 multi-tenant and single-tenant leases totaling 2.5 million square feet that will expire during the remainder of 2025. Approximately 70.2% of the leases expiring during the remainder of 2025 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first six months of the year was within this range.
Prospect Medical
On January 11, 2025, Prospect Medical Holdings (“Prospect”) filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Prospect leases approximately 80,912 square feet of space from the Company, accounting for approximately $2.9 million of annual revenue. The Company moved to cash basis accounting for these leases and recorded a reserve of $0.7 million in the fourth quarter of 2024. While it is early in the bankruptcy proceedings and the Company is in discussions with Prospect regarding its leases with the Company, there can be no assurance that the Company will recover unpaid rent from Prospect. During the six months ended June 30, 2025, the Company received rent payments of approximately $1.6 million.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expenses based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2025, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 29% having modified gross lease structures and approximately 63% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2025 [1]
Current [2]	5	$100,677
2025	1	2,522
2026	5	142,819
2027	5	140,488
2028	5	137,290
2029	3	82,148
2030	—	—
2031	4	106,635
2032	2	24,384
2033	—	—
2034	—	—
2035 and thereafter [3]	11	378,643
Total	41	$1,115,606
1Includes three properties totaling $51.8 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 18.1 years.
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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2025, and 2024:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2025	2024	2025	2024
Net loss attributable to common stockholders	$(157,851)	$(143,780)	$(202,724)	$(454,616)
Net loss attributable to common stockholders per diluted share [1]	$(0.45)	$(0.39)	$(0.58)	$(1.22)

Gain on sales of real estate properties	(20,004)	(33,431)	(22,907)	(33,453)
Impairment of real estate properties	140,877	120,917	151,022	136,854
Real estate depreciation and amortization	152,936	177,350	308,224	358,511
Non-controlling loss from operating partnership units	(2,293)	(2,077)	(2,892)	(6,355)
Unconsolidated JV depreciation and amortization	6,706	4,818	13,422	9,386
FFO adjustments	$278,222	$267,577	$446,869	$464,943
FFO adjustments per common share - diluted	$0.79	$0.71	$1.26	$1.22

FFO attributable to common stockholders	$120,371	$123,797	$244,145	$10,327
FFO attributable to common stockholders per common share - diluted	$0.34	$0.33	$0.69	$0.03

Transaction costs	593	431	1,604	826
Lease intangible amortization	(222)	129	(449)	304
Non-routine legal costs	478	465	555	465
Restructuring and severance-related charges	10,302	—	10,804	—
Credit losses and losses on other assets, net [2]	1,471	8,525	3,407	8,525
Impairment of goodwill	—	—	—	250,530
Merger-related fair value of debt instruments	10,580	10,064	21,025	20,169
Unconsolidated JV normalizing items [3]	163	89	367	176
Normalized FFO adjustments	$23,365	$19,703	$37,313	$280,995
Normalized FFO adjustments per common share - diluted	$0.07	$0.05	$0.11	$0.74

Normalized FFO attributable to common stockholders	$143,736	$143,500	$281,458	$291,322
Normalized FFO attributable to common stockholders per common share - diluted	$0.41	$0.38	$0.80	$0.77

Non-real estate depreciation and amortization	207	313	428	798
Non-cash interest amortization, net [4]	1,130	1,267	2,348	2,543
Rent reserves, net	130	1,261	224	1,110
Straight-line rent, net	(7,045)	(6,799)	(13,889)	(14,432)
Stock-based compensation	3,887	3,383	6,915	6,944
Unconsolidated JV non-cash items [5]	(356)	(148)	(609)	(270)
Normalized FFO adjusted for non-cash items	$141,689	$142,777	$276,875	$288,015
2nd generation TI	(12,036)	(12,287)	(26,921)	(32,491)
Leasing commissions paid	(5,187)	(10,012)	(16,581)	(25,227)
Building capital	(9,112)	(12,835)	(15,799)	(18,198)
FAD	$115,354	$107,643	$217,574	$212,099
FFO weighted average common shares outstanding - diluted [6]	354,078	376,556	353,814	379,979
1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2For the six months ended June 30, 2025, represents a $1.5 million credit loss reserve on a mortgage note receivable and a $1.9 million loss on other assets included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations. For the three and six months ended June 30, 2024, includes a $4.9 million gain on sale of corporate assets included in "Gains on sales of real estate and other assets" on the Statement of Operations, a $2.2 million straight line rent reversed included in "Rental income" on the Statement of Operations, and a $11.2 million credit loss reserve on a note receivable included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations.
3Includes the Company's proportionate share of lease intangible amortization related to unconsolidated joint ventures.
4Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
5Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
6The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 287,797 and 420,687, respectively, for the three months ended June 30, 2025 and 2024, and the dilutive impact of 4,161,628 and 3,914,997 OP Units outstanding for the three and six months ended June 30, 2025, respectively.

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
The following table reflects the Company's Same Store Cash NOI for the six months ended June 30, 2025 and 2024:

	NUMBER OF PROPERTIES	GROSS INVESTMENT as of June 30, 2025	SAME STORE CASH NOI for the six months ended June 30,
Dollars in thousands			2025	2024
Same store properties	537	$10,250,272	$325,785	$313,126
Joint venture same store properties	30	$330,690	$8,806	$9,036
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the six months ended June 30, 2025 and 2024:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2025	2024
Net loss	$(205,532)	$(461,157)
Other expense	239,791	484,276
General and administrative expense	37,011	28,788
Depreciation and amortization expense	298,717	351,596
Other expenses [1]	15,385	9,953
Straight-line rent, net	(13,888)	(12,199)
Joint venture properties	16,507	10,462
Other revenue [2]	(19,252)	(12,439)
Cash NOI	368,739	399,280
Cash NOI not included in same store	(34,148)	(77,118)
Same store cash NOI	334,591	322,162
Same store joint venture properties	(8,806)	(9,036)
Same store cash NOI (excluding JVs)	$325,785	$313,126
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF JUNE 30, 2025
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	537	$10,250,272	30,110	90.0%
Joint venture same store properties	30	330,690	1,673	88.9%
Wholly owned and joint venture acquisitions	30	182,401	2,193	94.4%
Development completions	3	96,269	230	62.4%
Redevelopments	19	645,948	1,876	74.2%
Total	619	$11,505,580	36,082	89.2%
Joint venture properties	65	620,616	4,254	88.3%
Total owned real estate properties	554	$10,884,964	31,828	89.4%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
The Company’s results of operations for the three months ended June 30, 2025, compared to the same period in 2024 were impacted by developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $21.1 million, or 6.8%, for the three months ended June 30, 2025, compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2024 and 2025 resulted in a decrease of $36.3 million.
•Leasing activity resulted in an increase of $13.4 million.
•Developments completed in 2024 resulted in an increase of $1.8 million.
Other operating income increased $2.7 million, or 61.6%, for the three months ended June 30, 2025, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $7.8 million, or 6.6%, for the three months ended June 30, 2025, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $12.7 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $1.4 million;
◦Leasing commissions and other administrative and legal expenses of $1.3 million;
◦Compensation expense of $1.2 million; and
◦Janitorial expense of $0.6 million.
•Developments completed in 2024 resulted in an increase of $0.4 million.
General and administrative expenses increased approximately $9.5 million, or 67.7%, for the three months ended June 30, 2025, compared to the prior year period primarily as a result of the following activity:
•Decreases in the following expenses:
◦Cash compensation expense of $0.5 million;
◦Travel expenses of $0.3 million; and
◦Other decreases include legal and other administrative costs of $1.6 million.
•Increases in the following expenses:
◦Restructuring and severance-related charges of $10.3 million;

◦Cash incentive compensation expense of $1.1 million; and
◦Non-cash incentive compensation expense of 0.5 million.
Depreciation and amortization expense decreased $25.7 million, or 14.8%, for the three months ended June 30, 2025, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $17.3 million.
•Assets that became fully depreciated resulted in a decrease of $17.2 million.
•Various building and tenant improvement expenditures resulted in an increase of $8.3 million.
•Developments completed in 2024 resulted in an increase of $0.5 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
In the three months ended June 30, 2025, the Company recognized gains on sale of real estate properties and other assets of approximately $20.0 million. In the three months ended June 30, 2024, the Company recognized gains on sale of real estate properties and other assets of approximately $38.3 million.
Interest expense
Interest expense decreased $9.1 million, or 14.6%, for the three months ended June 30, 2025, compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2025	2024	$	%
Contractual interest	$44,269	$50,956	$(6,687)	(13.1)%
Net discount/premium accretion	10,722	10,198	524	5.1%
Debt issuance costs amortization	1,067	1,186	(119)	(10.0)%
Amortization of interest rate swap settlement	11	42	(31)	(73.8)%
Amortization of treasury hedge settlement	107	107	—	—%
Interest cost capitalization	(3,751)	(974)	(2,777)	285.1%
Interest on lease liabilities	921	942	(21)	(2.2)%
Total interest expense	$53,346	$62,457	$(9,111)	(14.6)%
Contractual interest expense decreased $6.7 million, or 13.1%, for the three months ended June 30, 2025, compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $8.8 million due to a decreased aggregate balance.
•The Unsecured Credit Facility accounted for an increase of approximately $1.1 million as a result of an increased weighted average balance outstanding.
•The redemption of the Senior Notes due 2025 accounted for a decrease of $1.6 million.
•Active interest rate swaps accounted for an increase of $2.7 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.
Impairment of real estate properties and credit loss reserves
In the second quarter of 2025, the Company recognized impairments totaling $15.0 million on two properties sold and $125.9 million on thirteen properties with changes in the expected holding periods. In addition, the Company recorded a $1.5 million credit loss reserve related to one of its mortgage notes receivables. In the second quarter of 2024, the Company recognized impairments totaling $10.2 million on 15 properties sold and $110.7 million on 17 properties with changes in the expected holding periods. In addition, the Company recorded a $11.2 million credit loss reserve to one of its mortgage note receivables.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The Company’s results of operations for the six months ended June 30, 2025 compared to the same period in 2024 were impacted by developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $50.3 million, or 8.0%, for the six months ended June 30, 2025 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2024 and 2025 resulted in a decrease of $75.2 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $21.3 million.
•Developments completed in 2024 resulted in an increase of $3.6 million.
Other operating income increased $4.9 million, or 57.1%, for the six months ended June 30, 2025, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $13.9 million, or 5.8%, for the six months ended June 30, 2025 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $26.4 million.
•Increases in portfolio operating expenses as follows:
◦Administrative, leasing commissions, and other legal expense of $2.7 million;
◦Compensation expense of $2.5 million
◦Utilities expense of $2.2 million;
◦Maintenance and repair expense of $1.8 million;
◦Property tax expense of $1.5 million; and
◦Janitorial expense of $0.9 million.
◦Developments completed in 2024 resulted in an increase of $0.9 million.
General and administrative expenses increased approximately $8.2 million, or 28.6%, for the six months ended June 30, 2025 compared to the prior year period primarily as a result of the following activity:
•Increase in restructuring and severance-related charges of $10.8 million.
•Increase in cash incentive compensation expense of $1.1 million.
•Decrease in payroll and payroll related expenses of approximately $0.7 million.
•Decrease in travel-related expenses of 0.7 million.
•Other decreases include legal and other administrative costs of $2.3 million.
Depreciation and amortization expense decreased $52.9 million, or 15.0%, for the six months ended June 30, 2025 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $37.3 million.
•Assets that became fully depreciated resulted in a decrease of $32.1 million.
•Developments completed in 2024 resulted in an increase of $1.1 million.
•Various building and tenant improvement expenditures resulted in an increase of $15.4 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
Gains on the sale of real estate properties and other assets for the six months ended June 30, 2025 and 2024, totaled $22.9 million and $38.4 million, respectively.
Interest expense
Interest expense decreased $15.4 million, or 12.4%, for the six months ended June 30, 2025 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2025	2024	$	%
Contractual interest	$87,154	$100,414	$(13,260)	(13.2)%
Net discount/premium accretion	21,312	20,265	1,047	5.2%
Debt issuance costs amortization	2,196	2,392	(196)	(8.2)%
Amortization of interest rate swap settlement	53	84	(31)	(36.9)%
Amortization of treasury hedge settlement	213	213	—	—%
Fair value derivative	—	178	(178)	(100.0)%
Interest cost capitalization	(4,608)	(1,916)	(2,692)	140.5%
Interest on lease liabilities	1,837	1,880	(43)	(2.3)%
Total interest expense	$108,157	$123,510	$(15,353)	(12.4)%
Contractual interest expense decreased $13.3 million, or 13.2%, for the six months ended June 30, 2025 compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $6.9 million.
•The unsecured term loan repayments accounted for a decrease of approximately $11.1 million
•The Unsecured Credit Facility accounted for an increase of approximately $0.8 million as a result of an increased weighted average balance outstanding.
•Active interest rate swaps accounted for an increase of $5.5 million, while expired interest rate swaps accounted for an increase of $0.3 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
•The redemption of the Senior Note due 2025 accounted for a decrease of $1.6 million.
Impairment of real estate properties and credit loss reserves
During the six months ended June 30, 2025, the Company recognized impairments totaling $151.0 million on six properties sold and 17 properties with changes in the expected holding periods. In addition, the Company recorded $1.5 million in credit loss reserves relating to a mortgage notes receivable and a $1.9 million fair value adjustment for an equity investment in other assets. During the six months ended June 30, 2024, the Company recognized impairments totaling $136.9 million on 15 properties sold and 18 properties with changes in the expected holding periods, including one property reclassified to held for sale. In addition, the Company recorded $11.2 million in credit loss reserves related to one of its mortgage notes receivable.
Impairment of Goodwill
During the three months ended March 31, 2024, the Company determined that the carrying value of its single reporting unit exceeded estimated fair value and therefore recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the consolidated statements of operations. See Note 1 to the Condensed Consolidated Financial Statements in this report for more details.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2025, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2025, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs
October 2024 Authorization
January 1 - January 31	4,029	$16.27	—	$236,957,114
February 1 - February 28	9,034	16.56	—	236,957,114
March 1 - March 31	—	—	—	236,957,114
April 1 - April 30	18,877	15.83	—	236,957,114
May 1 - May 31	4,535	14.50	—	236,957,114
June 1 - June 30	49,441	15.48	—	236,957,114
Total	85,916	$15.66	—	$236,957,114
1Share purchases in the six months ended June 30, 2025 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

On July 31, 2025, the Company and Julie F. Wilson determined that Ms. Wilson would depart from her position as Executive Vice President and Chief Administrative Officer, effective December 31, 2025. Ms. Wilson’s separation is governed pursuant to the “termination without cause” provisions of her employment agreement with the Company, a copy of which previously has been filed with the SEC.
On July 31, 2025, the Company and John M. Bryant, Jr. determined that Mr. Bryant would depart from his position as Senior Vice President, Legal Affairs, effective December 31, 2025. Mr. Bryant’s separation is governed pursuant to the “termination without cause” provisions of his employment agreement with the Company, a copy of which previously has been filed with the SEC. Mr. Bryant previously served as the Company's Executive Vice President and General Counsel and was reported as a Named Executive Officer in the Company's Proxy Statement relating to its Annual Meeting of Shareholders held on May 20, 2025.

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 10.1
First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 4, 2025, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, each of the Lenders party hereto and Wells Fargo Bank, National Association.[4]

Exhibit 10.2	Employment Agreement dated April 15, 2025, by and between Peter A. Scott and Healthcare Realty Trust Incorporated.[4]
Exhibit 10.3
Fifth Amended and Restated Credit and Term Loan Agreement, dated as of July 25, 2025, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent, Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto.[5]

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
2 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on April 29, 2020, and hereby incorporated by reference.
3 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on July 26, 2022, and hereby incorporated by reference.
4 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 10-Q filed with the SEC on May 1, 2025, and hereby incorporated by reference.
5 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on July 31, 2025, and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ AUSTEN B. HELFRICH
Austen B. Helfrich
Executive Vice President and Chief Financial Officer
August 1, 2025