Form 10-Q
period 2025-09-30
Healthcare Realty Trust Inc
filed 2025-10-31
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of October 24, 2025, the Registrant had 351,628,689 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2025	DECEMBER 31, 2024
Real estate properties
Land	$1,066,616	$1,143,468
Buildings and improvements	8,557,270	9,707,066
Lease intangibles	504,309	664,867
Personal property	6,854	9,909
Investment in financing receivable, net	123,346	123,671
Financing lease right-of-use assets	75,462	77,343
Construction in progress	—	31,978
Land held for development	57,203	52,408
Total real estate properties	10,391,060	11,810,710
Less accumulated depreciation and amortization	(2,381,297)	(2,483,656)
Total real estate properties, net	8,009,763	9,327,054
Cash and cash equivalents	43,345	68,916
Assets held for sale, net	604,747	12,897
Operating lease right-of-use assets	209,291	261,438
Investments in unconsolidated joint ventures	458,627	473,122
Other assets, net	533,874	507,496
Total assets	$9,859,647	$10,650,923

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,485,706	$4,662,771
Accounts payable and accrued liabilities	173,784	222,510
Liabilities of assets held for sale	69,808	1,283
Operating lease liabilities	166,231	224,499
Financing lease liabilities	72,654	72,346
Other liabilities	146,618	161,640
Total liabilities	5,114,801	5,345,049
Commitments and contingencies
Redeemable non-controlling interests	4,332	4,778
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 351,604 and 350,532 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,516	3,505
Additional paid-in capital	9,134,486	9,118,229
Accumulated other comprehensive loss	(6,461)	(1,168)
Cumulative net income attributable to common stockholders	113,847	374,309
Cumulative dividends	(4,562,454)	(4,260,014)
Total stockholders' equity	4,682,934	5,234,861
Non-controlling interest	57,580	66,235
Total equity	4,740,514	5,301,096
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$9,859,647	$10,650,923
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2025	2024	2025	2024
Revenues
Rental income	$287,399	$306,499	$863,326	$932,710
Interest income	3,480	3,904	10,660	12,307
Other operating	6,886	5,020	20,257	13,533
	297,765	315,423	894,243	958,550
Expenses
Property operating	113,456	120,232	338,343	359,030
General and administrative	21,771	20,124	58,782	48,913
Transaction costs	125	719	1,729	1,545
Depreciation and amortization	137,841	163,226	436,558	514,821
	273,193	304,301	835,412	924,309
Other income (expense)
Gain on sales of real estate properties and other assets	76,771	39,310	99,678	77,670
Interest expense	(52,642)	(60,649)	(160,800)	(184,159)
Loss on extinguishment of debt	(286)	—	(286)	—
Impairment of real estate properties and credit loss reserves	(104,362)	(84,394)	(258,791)	(232,450)
Impairment of goodwill	—	—	—	(250,530)
Equity income (loss) from unconsolidated joint ventures	287	208	446	(360)
Interest and other (expense) income, net	(2,884)	(132)	(3,154)	(104)
	(83,116)	(105,657)	(322,907)	(589,933)
Net loss	$(58,544)	$(94,535)	$(264,076)	$(555,692)
Net loss attributable to non-controlling interests	806	1,512	3,614	8,053
Net loss attributable to common stockholders	$(57,738)	$(93,023)	$(260,462)	$(547,639)

Basic earnings per common share	$(0.17)	$(0.26)	$(0.75)	$(1.49)
Diluted earnings per common share	$(0.17)	$(0.26)	$(0.75)	$(1.49)

Weighted average common shares outstanding - basic	349,964	358,960	349,712	370,254
Weighted average common shares outstanding - diluted	349,964	358,960	349,712	370,254

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2025 and 2024
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2025	2024	2025	2024
Net loss	$(58,544)	$(94,535)	$(264,076)	$(555,692)
Other comprehensive loss
Interest rate derivatives
Reclassification adjustments for losses (gains) included in interest and other expense	1,798	(3,641)	(123)	(11,169)
Gains (losses) arising during the period on interest rate swaps	837	(20,662)	(5,328)	4,839
Gains on settlement of interest rate swaps arising during the period	127	—	86	—
	2,762	(24,303)	(5,365)	(6,330)
Comprehensive loss	(55,782)	(118,838)	(269,441)	(562,022)
Less: comprehensive loss attributable to non-controlling interests	768	1,866	3,770	8,161
Comprehensive loss attributable to common stockholders	$(55,014)	$(116,972)	$(265,671)	$(553,861)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended September 30, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2025	$3,516	$9,129,338	$(9,185)	$171,585	$(4,477,940)	$4,817,314	$59,780	$4,877,094	$4,332
Common stock redemptions	(1)	(2,084)	—	—	—	(2,085)	—	(2,085)	—
Conversion of OP Units to common stock	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	7,233	—	—	—	7,233	—	7,233	—
Redemption of non-controlling interest	—	—	—	—	—	—	(346)	(346)	—
Net loss	—	—	—	(57,738)	—	(57,738)	(806)	(58,544)	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,773	—	—	1,773	25	1,798	—
Gains arising during the period on interest rate swaps	—	—	951	—	—	951	13	964	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.24 per share)	—	—	—	—	(84,514)	(84,514)	(1,086)	(85,600)	—
Balance at September 30, 2025	$3,516	$9,134,486	$(6,461)	$113,847	$(4,562,454)	$4,682,934	$57,580	$4,740,514	$4,332

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2024	$3,643	$9,340,028	$6,986	$574,178	$(4,037,693)	$5,887,142	$83,675	$5,970,817	$3,875
Share-based compensation	—	7,908	—	—	—	7,908	—	7,908	—
Common stock repurchases	(85)	(149,932)	—	—	—	(150,017)	—	(150,017)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(625)	(625)	—
Net loss	—	—	—	(93,023)	—	(93,023)	(1,512)	(94,535)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(3,588)	—	—	(3,588)	(53)	(3,641)	—
Losses arising during the period on interest rate swaps	—	—	(20,361)	—	—	(20,361)	(301)	(20,662)	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(112,635)	(112,635)	(1,138)	(113,773)	—
Balance at September 30, 2024	$3,558	$9,198,004	$(16,963)	$481,155	$(4,150,328)	$5,515,426	$80,046	$5,595,472	$3,875

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Nine Months Ended September 30, 2025 and 2024
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
Common stock redemptions	(2)	(3,626)	—	—	—	(3,628)	—	(3,628)	—
Conversion of OP Units to common stock	2	332	—	—	—	334	(334)	—	—
Share-based compensation	11	19,024	—	—	—	19,035	—	19,035	—
Redemption of non-controlling interest	—	—	—	—	—	—	(677)	(677)	—
Net loss	—	—	—	(260,462)	—	(260,462)	(3,698)	(264,160)	84
Reclassification adjustments for gains included in net income (interest expense)	—	—	(121)	—	—	(121)	(2)	(123)	—
Losses arising during the period on interest rate swaps	—	—	(5,172)	—	—	(5,172)	(70)	(5,242)	—
Adjustments to redemption value of redeemable non-controlling interests	—	527	—	—	—	527	—	527	(530)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.86 per share)	—	—	—	—	(302,440)	(302,440)	(3,874)	(306,314)	—
Balance at September 30, 2025	$3,516	$9,134,486	$(6,461)	$113,847	$(4,562,454)	$4,682,934	$57,580	$4,740,514	$4,332

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2023	$3,810	$9,602,592	$(10,741)	$1,028,794	$(3,801,793)	$6,822,662	$96,252	$6,918,914	$3,868
Issuance of common stock, net of issuance costs	—	104	—	—	—	104	—	104	—
Common stock redemptions	—	(138)	—	—	—	(138)	—	(138)	—
Conversion of OP Units to common stock	2	3,410	—	—	—	3,412	(3,412)	—	—
Share-based compensation	3	14,849	—	—	—	14,852	—	14,852	—
Common stock repurchases	(257)	(422,813)	—	—	—	(423,070)	—	(423,070)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(625)	(625)	—
Net loss	—	—	—	(547,639)	—	(547,639)	(8,053)	(555,692)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(11,012)	—	—	(11,012)	(157)	(11,169)	—
Gains arising during the period on interest rate swaps	—	—	4,790	—	—	4,790	49	4,839	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(6)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.93 per share)	—	—	—	—	(348,535)	(348,535)	(4,008)	(352,543)	—
Balance at September 30, 2024	$3,558	$9,198,004	$(16,963)	$481,155	$(4,150,328)	$5,515,426	$80,046	$5,595,472	$3,875

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	NINE MONTHS ENDED September 30,
	2025	2024
Net loss	$(264,076)	$(555,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	436,558	514,821
Other amortization	35,487	35,051
Share-based compensation	19,035	14,852
Amortization of straight-line rent receivable (lessor)	(22,354)	(20,935)
Amortization of straight-line rent on operating leases (lessee)	2,566	2,963
Gain on sales of real estate properties and other assets	(99,678)	(77,670)
Loss on extinguishment of debt	286	—
Loss on derivatives	2,844	—
Impairment of real estate properties and credit loss reserves	258,791	232,450
Impairment of goodwill	—	250,530
Equity (income) loss from unconsolidated joint ventures	(446)	360
Distributions from unconsolidated joint ventures	16,487	4,946
Non-cash interest from financing and notes receivable	(657)	(1,610)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(26,035)	(5,758)
Accounts payable and accrued liabilities	(32,993)	(27,925)
Other liabilities	(1,059)	(2,778)
Net cash provided by operating activities	324,756	363,605

INVESTING ACTIVITIES
Development of real estate	(12,605)	(51,336)
Additional long-lived assets	(243,605)	(186,742)
Funding of mortgages and notes receivable	(6,027)	(3,565)
Investments in unconsolidated joint ventures	(1,546)	—
Investment in financing receivable	(497)	(22)
Contributions from redeemable non-controlling interests	—	13
Proceeds from sales of real estate properties and additional long-lived assets	393,111	722,940
Proceeds from insurance recovery	2,000	—
Proceeds from notes receivable repayments	53,513	861
Net cash provided by investing activities	184,344	482,149

FINANCING ACTIVITIES
Borrowings on unsecured credit facility	831,000	1,081,000
Repayments on unsecured credit facility	(682,000)	(875,000)
Repayment on term loans	(108,532)	(250,000)
Repayments of notes and bonds payable	(251,042)	(25,130)
Dividends paid	(302,528)	(348,064)
Net proceeds from issuance of common stock	—	104
Common stock redemptions	(3,628)	(321)
Common stock repurchases	—	(423,070)
Distributions to non-controlling interest holders	(3,884)	(3,612)
Redemption of non-controlling interest	(677)	(625)
Debt issuance and assumption costs	(13,083)	(563)
Payments made on finance leases	(145)	(13)
Net cash used in financing activities	(534,519)	(845,294)

(Decrease) increase in cash and cash equivalents	(25,419)	460
Cash and cash equivalents at beginning of period	68,916	25,699
Cash and cash equivalents at end of period, including held for sale	43,497	26,159
Cash and cash equivalents held for sale	(152)	(3,358)
Cash and cash equivalents at end of period	$43,345	$22,801

Supplemental Cash Flow Information	NINE MONTHS ENDED September 30,
	2025	2024
Interest paid	$160,215	$177,507
Mortgage notes receivable taken in connection with sale of real estate	$5,400	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$42,711	$49,886
Capitalized interest	$8,591	$3,211
Proceeds from dispositions held in escrow	$56,915	$—
Contribution of real estate properties into unconsolidated joint venture	$—	$110,879

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2025, the Company had gross investments of approximately $10.4 billion in 519 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. In addition, as of September 30, 2025, the Company had a weighted average ownership interest of approximately 30% in 63 real estate properties held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 28 states and total approximately 29.8 million square feet. The Company provided leasing and property management services to 93% of its portfolio nationwide as of September 30, 2025.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of September 30, 2025, the Company owned 98.6% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.4% of OP Units.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
The OP is 98.6% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2025, there were approximately 4.9 million OP Units, or 1.4% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of September 30, 2025, the Company had three consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Assets:
Total real estate investments, net	$104,236	$103,933
Cash and cash equivalents	2,744	159
Other assets, net	6,070	4,053
Total assets	$113,050	$108,145
Liabilities:
Notes and bonds payable	$71,633	$60,170
Accounts payable and accrued liabilities	830	2,786
Other liabilities	177	45
Total liabilities	$72,640	$63,001
As of September 30, 2025, the Company had four unconsolidated VIEs consisting of three notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the three notes receivable as amortized cost and the joint venture arrangement under the equity method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2021	Charlotte, NC	Note receivable	5,970	7,441
2022	Texas [1]	Equity method	52,494	52,494
2024	Texas [2]	Note receivable	9,690	16,729
2024	Texas [2]	Note receivable	1	4,500
1Includes investments in seven properties.
2The Company provided seller financing and entered into a mortgage loan and a mezzanine loan in connection with a property disposition.

As of September 30, 2025, the Company's unconsolidated joint venture arrangement was accounted for using the equity method of accounting as the Company exercised significant influence over but did not control this entity. See Note 2 below for more details regarding the Company's unconsolidated joint ventures.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made on the Company's Condensed Consolidated Statement of Cash Flows to conform to current year presentation. Previously, the Company's borrowings and repayments on the Company's unsecured credit facility were presented in a net line in the financing activities on the Company's Condensed Consolidated Statement of Cash Flows. These amounts are now presented as separate lines in the financing activities on the Company's Condensed Consolidated Statement of Cash Flows.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of September 30, 2025, the Company had redeemable non-controlling interests of $4.3 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. During the three and nine months ended September 30,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2025, the Company recognized real estate impairments totaling $104.4 million and $255.4 million, respectively, as a result of the indicators described above.
As of September 30, 2025, eight real estate properties totaling $102.7 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included using discounted cash flow models, brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, and less estimated closing costs. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to revenue and expense growth rates, capitalization rates, discount rates, capital expenditures and working capital levels.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate assets but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables.

(dollars in thousands)			CARRYING VALUE AS OF
ORIGINATION DATE	LOCATION	INTEREST RATE	SEPTEMBER 30, 2025	DECEMBER 31, 2024
May 2021	Poway, CA	5.62%	$117,376	$116,304
November 2021	Columbus, OH	6.48%	5,970	7,367
			$123,346	$123,671
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of September 30, 2025, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $84.1 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of SEPTEMBER 30, 2025	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of SEPTEMBER 30, 2025
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$36	$—	$—	$6,036
Texas	10/03/2024	10/02/2029	11.00%	4,500	1	—	—	—	1
Wisconsin [1]	3/20/2025	3/19/2030	13.00%	8,500	6,027	170	—	—	6,197
				19,000	12,028	206	—	—	12,234
Mortgage loans
Texas [2]	6/30/2021	12/02/2024	7.00%	31,150	16,250	551	(16,801)	—	—
North Carolina [3]	12/22/2021	12/22/2024	8.00%	6,000	6,000	1,441	(1,471)	—	5,970
Florida [4]	5/17/2022	2/27/2026	6.00%	65,000	—	—	—	—	—
California	3/30/2023	3/29/2026	6.50%	45,000	45,000	181	—	—	45,181
Florida	12/28/2023	12/28/2026	9.00%	7,700	5,586	—	—	—	5,586
Texas	10/03/2024	10/02/2029	7.50%	16,729	9,629	61	—	—	9,690
Texas [5]	3/20/2025	3/19/2030	6.75%	5,400	5,400	30	—	—	5,430
				176,979	87,865	2,264	(18,272)	—	71,857

				$195,979	$99,893	$2,470	$(18,272)	$—	$84,091
1Outstanding principal and interest due upon maturity.
2In 2024, the Company determined that an allowance for credit loss of $16.8 million was needed on this mortgage loan, which included approximately $16.3 million of principal and approximately $0.5 million of interest. In January 2025, the underlying collateral for this loan was sold and the Company received $14.9 million towards the principal balance of this loan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
3Outstanding principal and interest due upon maturity. As of the date of these financial statements, the outstanding principal and interest on this loan has not been repaid. The Company has evaluated the collectability of the amount outstanding and has determined that an allowance for credit loss of $1.5 million was needed on this loan.
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
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	NINE MONTHS ENDED SEPTEMBER 30, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Allowance for credit losses, beginning of period	$16,801	$5,196
Credit loss reserves	1,471	59,563
Recoveries	—	(4,000)
Write-off	—	(43,958)
Allowance for credit losses, end of period	$18,272	$16,801
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.0 million and $5.9 million, respectively, for the three and nine months ended September 30, 2025, and $2.1 million and $6.3 million, respectively, for the three and nine months ended September 30, 2024, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.5 million and $4.7 million, respectively, for the three and nine months ended September 30, 2025, and $1.8 million and $6.0 million, respectively, for the three and nine months ended September 30, 2024. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. As of September 30, 2025, the Company had two loans on non-accrual status.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2025	2024	2025	2024
Type of Revenue
Parking income	$2,179	$2,363	$6,411	$7,372
Management fee income/other [1]	4,707	2,657	13,846	6,161
	$6,886	$5,020	$20,257	$13,533
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
Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements and compliance with these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2027.
Note 2. Real Estate Investments
2025 Acquisition Activity
The Company had no real estate acquisition activity for the nine months ended September 30, 2025.

Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three and nine months ended September 30, 2025 and 2024 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2025	2024	2025	2024

Investments in unconsolidated joint ventures, beginning of period	$463,430	$374,841	$473,122	$311,511
New investment during the period [1]	567	44,332	1,546	110,879
Equity income (loss) recognized during the period	287	208	446	(360)
Owner distributions	(5,657)	(2,297)	(16,487)	(4,946)
Investments in unconsolidated joint ventures, end of period	$458,627	$417,084	$458,627	$417,084
1.In the third quarter of 2024, the Company contributed seven properties into a new joint venture in which it retained a 20% ownership interest.
2025 Real Estate Asset Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2025.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Boston, MA	2/7/25	$4,500	$(135)	$—	$4,365	$4,325	$15	$25	30,304
Denver, CO [1]	2/14/25	8,600	(2,144)	—	6,456	7,948	113	(1,605)	69,715
Houston, TX	3/20/25	15,000	(4,087)	(5,400)	5,513	14,343	347	(3,777)	127,933
Boston, MA	4/30/25	486	(47)	—	439	60	2	377	—
Boston, MA	5/23/25	3,000	(36)	—	2,964	2,631	27	306	33,176
Jacksonville, FL	6/26/25	8,100	(11)	—	8,089	23,064	(529)	(14,446)	53,169
Yakima, WA	6/26/25	31,000	(2,256)	—	28,744	8,689	343	19,712	91,561
Houston, TX	6/27/25	10,500	(15)	—	10,485	10,250	42	193	—
South Bend, IN	7/15/25	43,100	(283)	—	42,817	29,481	(7)	13,343	205,573
Milwaukee, WI	7/29/25	42,000	(913)	—	41,087	40,644	270	173	147,406
Naples, FL	7/29/25	19,250	(2,692)	—	16,558	15,586	559	413	61,359
New York, NY	7/30/25	25,000	(1,290)	—	23,710	15,531	364	7,815	89,893
Boston, MA	8/25/25	450	(45)	—	405	413	32	(40)	9,010
Lakeland, FL [2]	8/27/25	7,325	(772)	—	6,553	6,899	234	(580)	31,158
Salem, OR	8/29/25	4,000	(427)	—	3,573	3,482	159	(68)	21,026
Milwaukee, WI [1]	9/29/25	60,000	(2,203)	—	57,797	61,485	(2,884)	(804)	220,747
Tampa, FL	9/30/25	22,000	(778)	—	21,222	6,218	646	14,358	47,962
Dallas, TX 2 4	9/30/25	58,800	(1,885)	—	56,915	26,822	5,379	24,714	448,879
Chicago, IL	9/30/25	18,700	(477)	—	18,223	18,417	(181)	(13)	56,531
Columbus, OH [3]	9/30/25	33,750	(2,470)	—	31,280	27,884	410	2,986	117,060
Miami, FL	9/30/25	62,000	(1,867)	—	60,133	45,152	2,580	12,401	152,976

Total dispositions		$477,561	$(24,833)	$(5,400)	$447,328	$369,324	$7,921	$75,483	2,015,438
1Includes two medical outpatient properties.
2Includes four medical outpatient properties.
3Includes three medical outpatient properties.
4Proceeds held in a cash escrow account and recorded in other assets. Cash was received by the Company on October 1, 2025.
Subsequent to September 30, 2025, the Company disposed of the following land parcel and a property which was classified as held for sale as of September 30, 2025:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
New Haven, CT	10/16/25	$725	—
Des Moines, IA	10/29/25	7,225	152,655

Total		$7,950	152,655

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Assets Held for Sale
The Company had 43 properties and two land parcels held for development classified as assets held for sale as of September 30, 2025, and three properties classified as assets held for sale as of December 31, 2024.
Of the 43 held for sale properties as of September 30, 2025, there were three portfolio disposal groups representing a total of 34 properties. The Company determined that it is probable each portfolio disposal group would be sold as single transactions and not as individual properties. On one of the portfolio disposal groups, an impairment charge of $2.5 million was recognized during the three months ended September 30, 2025. For the other two portfolio disposal groups in aggregate no impairment was recognized.
The table below reflects the assets and liabilities classified as held for sale as of September 30, 2025 and December 31, 2024:

Dollars in thousands	September 30, 2025	December 31, 2024
Balance Sheet data:
Land	$39,835	$10,859
Building and improvements	705,959	3,410
Lease intangibles	26,631	3,286
Personal property	792	—
Financing lease right-of-use assets	727	—
Land held for development	3,836	—
	777,780	17,555
Accumulated depreciation	(241,075)	(5,275)
Real estate assets held for sale, net [1]	536,705	12,280
Cash and cash equivalents	152	—
Operating lease right-of-use assets	39,225	—
Other assets, net	28,665	617
Assets held for sale, net	$604,747	$12,897

Accounts payable and accrued liabilities	$13,504	$694
Operating lease liabilities	47,150	—
Financing lease liabilities	623	—
Other liabilities	8,531	589
Liabilities of assets held for sale	$69,808	$1,283
Redeemable noncontrolling interest held for sale	$1,221	$—
1Net real estate assets held for sale include the impact of $65.2 million of impairment charges for the nine months ended September 30, 2025.
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three and nine months ended September 30, 2025 was

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
$287.4 million and $863.3 million, respectively. Lease income for the Company's operating leases, recognized for the three and nine months ended September 30, 2024 was $306.5 million and $932.7 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of September 30, 2025, were as follows:

Dollars in thousands	OPERATING
2025	$202,753
2026	796,402
2027	702,759
2028	593,867
2029	492,473
2030 and thereafter	1,837,965
$4,626,219
Lessee Accounting
The Company has obligations, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2025, the Company had 178 ground leases associated with properties covering 12.8 million square feet. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 60 prepaid ground leases as of September 30, 2025. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.3 million of the Company's rental expense for each of the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $1.0 million for each of the nine months ended September 30, 2025 and 2024, respectively.
The Company’s future lease payments (primarily for its 118 non-prepaid ground leases), excluding amounts due for held for sale properties, as of September 30, 2025, were as follows:

Dollars in thousands	OPERATING	FINANCING
2025	$2,157	$486
2026	9,517	2,066
2027	9,648	2,105
2028	9,763	2,137
2029	9,804	2,169
2030 and thereafter	444,727	381,924
Total undiscounted lease payments	485,616	390,887
Discount	(319,385)	(318,233)
Lease liabilities	$166,231	$72,654

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2025 and 2024:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2025	2024	2025	2024
Operating lease cost
Operating lease expense	$4,370	$4,484	$13,125	$13,549
Variable lease expense	1,273	1,240	4,074	3,782

Finance lease cost
Amortization of right-of-use assets	370	383	1,111	1,162
Interest on lease liabilities	927	934	2,764	2,814
Total lease expense	$6,940	$7,041	$21,074	$21,307

Other information
Operating cash flows outflows related to operating leases	$3,445	$3,513	$12,466	$12,441
Operating cash flows outflows related to financing leases	$568	$504	$1,686	$1,658
Financing cash flows outflows related to financing leases	$100	$4	$239	$13
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,294	$—	$3,855

Weighted-average years remaining lease term (excluding renewal options) - operating leases	40.6	44.5
Weighted-average years remaining lease term (excluding renewal options) - finance leases	57.2	58.0
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of September 30, 2025 and December 31, 2024.

	MATURITY DATE [1]	BALANCE AS OF [2]		EFFECTIVE INTEREST RATE as of 9/30/2025
Dollars in thousands		9/30/2025	12/31/2024
$1.5 billion Unsecured Credit Facility [3]	7/29	$149,000	$—	5.00%
$200 million Unsecured Term Loan [4]	1/26	151,315	199,896	5.32%
$300 million Unsecured Term Loan [5]	1/26	268,651	299,981	5.32%
$150 million Unsecured Term Loan	6/26	121,420	149,790	5.32%
$200 million Unsecured Term Loan	7/27	199,576	199,641	5.22%
$300 million Unsecured Term Loan	1/28	298,941	298,708	5.22%
Senior Notes due 2025 [6]	5/25	—	249,868	4.12%
Senior Notes due 2026	8/26	592,937	586,824	4.94%
Senior Notes due 2027	7/27	491,525	488,104	4.76%
Senior Notes due 2028	1/28	298,494	298,029	3.85%
Senior Notes due 2030	2/30	594,343	586,028	5.30%
Senior Notes due 2030	3/30	297,504	297,190	2.72%
Senior Notes due 2031	3/31	296,734	296,343	2.25%
Senior Notes due 2031	3/31	681,124	667,233	5.13%
Mortgage notes payable	12/25-12/26	44,142	45,136	3.57% - 6.88%
		$4,485,706	$4,662,771
1Maturity date does not include extension options.
2Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
3As of September 30, 2025, the Company had $1.4 billion available to be drawn on its $1.5 billion Unsecured Credit Facility.
4On October 7, 2025, the Company repaid the remaining principal in full.
5On September 26, 2025, the Company exercised an option to extend the maturity date to January 2026 for a fee of approximately $0.1 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
6In May 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.

Changes in Debt Structure
During the first quarter of 2025, the Company repaid $25.0 million of the $200 million Unsecured Term Loan due May 2025 and $10.0 million of the $300 million Unsecured Term Loan due October 2025.
On April 8, 2025, the Company exercised its final option to extend the maturity date of the $200 million Unsecured Term Loan due May 2025 to January 2026 for a fee of approximately $0.1 million. The loan also was amended to include a four-month extension option, which would extend the final maturity to May 2026. On October 7, 2025, the Company fully repaid its $200 million Unsecured Term Loan due January 2026, which had a remaining balance of $151.3 million.
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
On July 25, 2025, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Unsecured Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association, The Bank of Nova Scotia, and BofA Securities, Inc., as Joint Lead Arrangers; and the other lenders named therein. The New Credit Facility provides for (i) a $1.5 billion unsecured revolving credit facility (the “Revolver”) and (ii) five individual unsecured term loan tranches. At closing, $73.4 million of term loans were repaid. The OP is the borrower under the Unsecured Credit Facility (in such capacity, the “Borrower”). A summary of the principal terms of the Unsecured Credit Facility and the Unsecured Credit Facility's effect on the Company's existing revolving credit term loan facilities is as follows:
•The Unsecured Credit Facility replaced the Company's prior revolving credit and term loan facility evidenced by that certain Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 20, 2022 by and among the Company, the OP, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders identified therein, as amended (the “Prior Credit Facility”). All outstanding obligations due under the Prior Credit Facility were reallocated to the lenders under the Unsecured Credit Facility.
•The Company’s $1.5 billion Revolver was continued with a maturity extension from October 31, 2025 to July 25, 2029, with two six-month extension options. The Revolver includes a sublimit of $120 million for letters of credit.
•The previously funded $200 million term loan was continued with a maturity date of January 31, 2026 and three extension options totaling 16 months.
•The previously funded $150 million term loan was continued with a maturity date of June 1, 2026, with two extension options of six months each.
•The previously funded $300 million term loan was continued with a maturity date of October 31, 2025, with four extension options totaling 24 months.
•The previously funded $200 million term loan was continued with a maturity date of July 20, 2027, with two extension options of 12 months each.
•The previously funded $300 million term loan was continued with a maturity date of January 20, 2028, with one extension option of 12 months.
Revolving loans outstanding under the Unsecured Credit Facility bear interest at a floating rate equal to the daily simple Secured Overnight Financing Rate ("SOFR"), term SOFR or base rates, as applicable, plus an applicable margin. The applicable margin is determined based on the Borrower’s credit ratings and ranges from 0.725% per annum to 1.40% per annum (currently 0.84% per annum). Term loans outstanding under the Unsecured Credit Facility bear interest at a rate equal to Term SOFR rates plus an applicable margin. The applicable margin is determined based on the Borrower’s credit ratings and ranges from 0.80% per annum to 1.60% per annum (currently 0.94% or 1.04% per annum). In addition, the Borrower pays a facility fee on the Revolver commitments at a rate per

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
annum determined based on the Borrower’s credit ratings and ranging from 0.125% per annum to 0.30% per annum (currently 0.20% per annum).
Except as set forth above, the principal terms of the Unsecured Credit Facility are substantially consistent with the terms of the Prior Credit Facility. Specifically, the Unsecured Credit Facility contains representations and warranties and affirmative and negative covenants that are customary for facilities of this size and type. These covenants include, among others: limitations on the incurrence of additional indebtedness; limitations on mergers, investments and acquisitions; limitations on dividends and redemptions of capital stock; limitations on transactions with affiliates; and requirements to comply with certain financial covenants, including a maximum consolidated leverage ratio, a maximum consolidated secured leverage ratio, a maximum consolidated unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured coverage ratio.
On September 26, 2025, the Company exercised an option to extend the maturity date of the $300 million Unsecured Term Loan due October 2025 to January 2026 for a fee of approximately $0.1 million.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
During the three months ended September 30, 2025, the Company reclassified $2.8 million of AOCI into "Interest and other (expense) income, net" on the Company's Condensed Consolidated Statements of Operations related to ineffective hedged transactions on eight interest rate swaps, which were previously designated as cash flow hedges of interest rate risk, due to projected debt repayments. On October 7, 2025, the Company terminated interest rate swaps totaling $151.3 million, in connection with the repayment of the $200 million Unsecured Term Loan due January 2026.
As of September 30, 2025, the Company had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

MATURITY	NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$100,000	2.15%
December 2026	150,000	3.84%
June 2027	150,000	4.13%
December 2027	100,000	4.13%
	$500,000	3.65%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024.

	AS OF SEPTEMBER 30, 2025		AS OF DECEMBER 31, 2024
In thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$933	Other Assets	$2,493
Interest rate swaps 2022	Other Assets	—	Other Assets	2,250
Interest rate swaps 2022	Other Liabilities	(4,796)	Other Liabilities	(853)
Interest rate swaps 2023	Other Assets	33	Other Assets	521
Interest rate swaps 2023	Other Liabilities	(3,525)	Other Liabilities	(3,310)
Total derivatives designated as hedging instruments		$(7,355)		$1,101

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2025 and 2024 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2025	2024		2025	2024
Interest rate swaps	$(837)	$20,662	Interest expense	$(1,136)	$(3,790)
Interest rate swaps	—	—	Other expense	2,493	—
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	(127)	—	Interest expense	40	42
Settled interest rate swaps	—	—	Other expense	294	—
	$(964)	$20,662	Total	$1,798	$(3,641)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE nine months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2025	2024		2025	2024
Interest rate swaps	$5,328	$(4,839)	Interest expense	$(3,417)	$(11,615)
Interest rate swaps	—	—	Other expense	2,493	—
Settled treasury hedges	—	—	Interest expense	320	126
Settled interest rate swaps	(86)	—	Interest expense	187	320
Settled interest rate swaps	—	—	Other expense	294	—
	$5,242	$(4,839)	Total	$(123)	$(11,169)
The Company estimates that an additional $1.1 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties providing that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.4 million. As of September 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2025, and the twelve months ended December 31, 2024:

	NINE MONTHS ENDED SEPTEMBER 30, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Balance, beginning of period	350,532,006	380,964,433
Issuance of common stock	—	8,623
Conversion of OP units to common stock	22,228	194,767
Shares Repurchased	—	(30,794,250)
Non-vested share-based awards, net of withheld shares and forfeitures	1,049,973	158,433
Balance, end of period	351,604,207	350,532,006
Common Stock Dividends
During the nine months ended September 30, 2025, the Company declared and paid common stock dividends totaling $0.86 per share. On October 30, 2025, the Company declared a quarterly common stock dividend in the amount of $0.24 per share payable on November 21, 2025 to stockholders of record on November 11, 2025.
Common Stock Repurchases
On October 29, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of outstanding shares of the Company's common stock, superseding the previous stock repurchase authorization. The Company has not repurchased shares in 2025. As of September 30, 2025, the Company had $237.0 million remaining under this authorization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $300.0 million stock repurchase authorization. The stock repurchase authorization expires on October 27, 2026, and the Company may suspend or terminate repurchases at any time without prior notice. Under the Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2025	2024	2025	2024

Weighted average common shares outstanding	351,595,479	360,981,496	351,258,278	372,230,619
Non-vested shares	(1,631,474)	(2,021,666)	(1,546,284)	(1,976,421)
Weighted average common shares outstanding - basic	349,964,005	358,959,830	349,711,994	370,254,198

Weighted average common shares outstanding - basic	349,964,005	358,959,830	349,711,994	370,254,198
Dilutive effect of OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	349,964,005	358,959,830	349,711,994	370,254,198

Net loss	$(58,544)	$(94,535)	$(264,076)	$(555,692)
Income allocated to participating securities	(503)	(560)	(1,702)	(2,452)
Loss attributable to non-controlling interest	806	1,512	3,614	8,053
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(97)	(549)	(251)	(2,560)
Net loss applicable to common stockholders - basic and diluted	$(58,338)	$(94,132)	$(262,415)	$(552,651)

Basic earnings per common share - net loss	$(0.17)	$(0.26)	$(0.75)	$(1.49)
Diluted earnings per common share - net loss	$(0.17)	$(0.26)	$(0.75)	$(1.49)
The effect of OP Units redeemable for 4,253,989 shares and 4,213,402 shares of common stock and Restricted Stock Units of 442,386 shares and 493,932 shares for the three and nine months ended September 30, 2025, respectively, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan (the "Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the nine months ended September 30, 2025, the Company made the following equity awards under the Incentive Plan:
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Company also granted to independent directors an aggregate of 72,144 shares of non-vested stock with a grant date fair value of $1.1 million, and an aggregate of 34,586 LTIP Series D units in the OP with a grant date fair value of $0.5 million.
During the third quarter of 2025, the Company granted non-vested stock awards to members of its senior management with an aggregate grant date fair value of $0.5 million, which consisted of an aggregate of 27,946 non-vested shares of common stock with a three-year vesting period.

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
LTIP Series C Units ("LTIP-C units")
On February 11, 2025, the Company granted an aggregate of 166,976 LTIP-C units in the OP to its named executive officers subject to a three-year performance period with an aggregate grant date fair value of $1.6 million.
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
On April 15, 2025, the Company granted 347,770 LTIP-C units in the OP to its newly appointed Chief Executive Officer subject to a three-year performance period with an aggregate grant date fair value of $3.4 million.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three and nine months ended September 30, 2025 and 2024:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Share-based awards, beginning of period	3,287,131	4,085,059	1,799,737	2,615,562
Granted [1]	27,946	—	1,917,744	1,611,578
Vested	(537,038)	(9,730)	(888,309)	(84,804)
Change in awards based on performance assessment	15,348	—	(21,758)	(47,202)
Forfeited	(180,872)	—	(194,899)	(19,805)
Share-based awards, end of period	2,612,515	4,075,329	2,612,515	4,075,329
1LTIP-C units in the OP are issued at the maximum number of units of the award and are reflected as such in this table until the performance conditions have been satisfied, and the exact number of awards are determinable.

During the three months ended September 30, 2025 and 2024, the Company withheld 126,643 and no shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
The following table represents expected amortization of the Company's non-vested awards issued as of September 30, 2025:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2025	$3.2
2026	11.3
2027	9.5
2028	2.9
2029 and thereafter	0.9
Total	$27.8
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
•Borrowings under the unsecured credit facility and the Term Loans - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable as of September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$4,485.7	$4,468.4	$4,662.8	$4,578.4
Real estate notes receivable	$84.1	$82.7	$127.2	$122.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of September 30, 2025.
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
The table below details the significant expenses for the three and nine months ended September 30, 2025 and 2024.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2025	2024	2025	2024
Significant Segment Expenses:
Property taxes	$28,224	$31,366	$86,063	$96,783
Personnel	21,882	23,161	70,483	70,466
Utilities	26,292	27,278	70,432	74,770
Maintenance	25,002	26,805	78,495	83,526
Totals	$101,400	$108,610	$305,473	$325,545
The following schedule reconciles net loss to segment expenses for the three and nine months ended September 30, 2025 and 2024.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2025	2024	2025	2024
Revenue	$297,765	$315,423	$894,243	$958,550
Property taxes	(28,224)	(31,366)	(86,063)	(96,783)
Personnel	(21,882)	(23,161)	(70,483)	(70,466)
Utilities	(26,292)	(27,278)	(70,432)	(74,770)
Maintenance	(25,002)	(26,805)	(78,495)	(83,526)
Other segment expenses [1]	(33,827)	(31,746)	(91,652)	(82,398)
Transaction costs	(125)	(719)	(1,729)	(1,545)
Depreciation and amortization	(137,841)	(163,226)	(436,558)	(514,821)
Gain on sales of real estate properties and other assets	76,771	39,310	99,678	77,670
Interest expense	(52,642)	(60,649)	(160,800)	(184,159)
Loss on extinguishment of debt	(286)	—	(286)	—
Impairment of real estate properties and credit loss reserves	(104,362)	(84,394)	(258,791)	(232,450)
Impairment of goodwill	—	—	—	(250,530)
Equity income (loss) from unconsolidated joint ventures	287	208	446	(360)
Interest and other (expense) income, net	(2,884)	(132)	(3,154)	(104)
Net loss	$(58,544)	$(94,535)	$(264,076)	$(555,692)
1    Other segment expenses are primarily related to restructuring, administrative costs, travel, legal, technology, and insurance.

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
•The Company has entered into joint venture agreements that limit its flexibility with respect to jointly owned properties and may enter into additional such agreements in the future;
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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. On July 25, 2025, the Company entered into the Unsecured Credit Facility, which, among other things, replaced the Prior Credit Facility and extended the maturity of its revolver to July 2029. As of September 30, 2025, the Company had $1.4 billion available to be drawn on the Unsecured Credit Facility and available cash.
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
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2025, were approximately $184.3 million. Below is a summary of the investing activities.
Dispositions
The Company disposed of 31 medical outpatient properties and two land parcels during the nine months ended September 30, 2025 for a total sales price of $477.6 million, generating net proceeds of $447.3 million after seller financing and closing credits. The following table details these dispositions for the nine months ended September 30, 2025:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Boston, MA	2/7/25	$4,500	30,304
Denver, CO [1]	2/14/25	8,600	69,715
Houston, TX [2]	3/20/25	15,000	127,933
Boston, MA	4/30/25	486	—
Boston, MA	5/23/25	3,000	33,176
Jacksonville, FL	6/26/25	8,100	53,169
Yakima, WA [1]	6/26/25	31,000	91,561
Houston, TX	6/27/25	10,500	—
South Bend, IN	7/15/25	43,100	205,573
Milwaukee, WI	7/29/25	42,000	147,406
Naples, FL	7/29/25	19,250	61,359
New York, NY	7/30/25	25,000	89,893
Boston, MA	8/25/25	450	9,010
Lakeland, FL	8/27/25	7,325	31,158
Salem, OR	8/29/25	4,000	21,026
Milwaukee, WI [1]	9/29/25	60,000	220,747
Tampa, FL	9/30/25	22,000	47,962
Dallas, TX 2 5	9/30/25	58,800	448,879
Chicago, IL	9/30/25	18,700	56,531
Columbus, OH [4]	9/30/25	33,750	117,060
Miami, FL	9/30/25	62,000	152,976

Total		$477,561	2,015,438
1Includes two medical outpatient properties.
2The Company provided seller financing of approximately $5.4 million in connection with this sale.
3Includes four medical outpatient properties.
4Includes three medical outpatient properties.
5Proceeds held in a cash escrow account and recorded in other assets. Cash was received by the Company on October 1, 2025.

Subsequent to September 30, 2025, the Company disposed of the following land parcel and a property which was classified as held for sale as of September 30, 2025:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
New Haven, CT	10/16/25	$725	—
Des Moines, IA	10/29/25	7,225	152,655

Total		$7,950	152,655
Capital Expenditures
During the nine months ended September 30, 2025, the Company incurred capital costs totaling $230.1 million for the following:
•$108.9 million toward development and redevelopment of properties;
•$59.9 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$35.9 million toward second generation tenant improvements; and
•$25.4 million toward building capital.

Real Estate Notes Receivable
In January 2025, the Company received $14.9 million as payment towards the principal balance of its mortgage loan that matured on December 2, 2024.
In March 2025, the Company executed a mezzanine loan receivable agreement with a maximum loan commitment of $8.5 million. As of September 30, 2025, the Company had funded $6.2 million under this agreement.
In April 2025, a mortgage loan receivable of $37.7 million maturing in February 2026 was repaid in full.
See Note 1 to the Condensed Consolidated Financial Statements in this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2025 were approximately $534.5 million. See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.
Debt Activity
As of September 30, 2025, the Company had 15 outstanding interest rate swaps totaling $1.0 billion to hedge the one-month term Secured Overnight Financing Rate ("SOFR"). As of September 30, 2025, seven of these swaps totaling $500 million were designated as cash flow hedges. The following table details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	TOTAL OUTSTANDING AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$241,608	3.63%
June 2026	150,000	3.83%
December 2026	150,000	3.84%
June 2027	200,000	4.27%
December 2027	300,000	3.93%
	$1,041,608	3.90%
Changes in Debt Structure
During the first quarter of 2025, the Company repaid $25.0 million of the $200 million Unsecured Term Loan due May 2025 and $10.0 million of the $300 million Unsecured Term Loan due October 2025.
On April 8, 2025, the Company exercised its final option to extend the maturity date of the $200 million Unsecured Term Loan due May 2025 to January 2026 for a fee of approximately $0.1 million. The existing $200 million term loan facility was also amended to include a four-month extension option, which would extend the final maturity to May 2026. On October 7, 2025, the Company fully repaid its $200 million Unsecured Term Loan due January 2026, which had a remaining principal balance of $151.3 million.
On September 26, 2025, the Company exercised an option to extend the maturity date of the $300 million Term Loan to January 2026 for a fee of approximately $0.1 million. The Company has three additional options to extend the maturity date of this term loan. As of September 30, 2025, the principal balance was $268.7 million.
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
On July 25, 2025, the Company entered into the Unsecured Credit Facility, which replaced the Prior Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements in this report for more information about the Unsecured Credit Facility and the Prior Credit Facility.
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
Operating Activities
Cash flows provided by operating activities decreased from $363.6 million for the nine months ended September 30, 2024 to $324.8 million for the nine months ended September 30, 2025. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
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
Economic and Market Conditions
Rising interest rates and increased volatility in the capital markets have increased the Company’s cost and availability of debt and equity capital. Limited availability and increases in the cost of capital could adversely impact the Company’s ability to finance operations and acquire, develop, and redevelop properties. To the extent the Company’s tenants experience increased costs or financing difficulties due to the economic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due. Additionally, increased interest rates may also result in less liquid property markets, limiting the Company’s ability to sell existing assets or obtain joint venture capital.
Expiring Leases
The Company expects that approximately 15% of its leases will expire each year in the ordinary course of business. There are 350 multi-tenant and single-tenant leases totaling 1.2 million square feet that will expire during the remainder of 2025. Approximately 70% of the leases expiring during the remainder of 2025 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first nine months of the year was within this range.
Prospect Medical
On January 11, 2025, Prospect Medical Holdings (“Prospect”) filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Prospect leases approximately 80,912 square feet of space from the Company, accounting for approximately $2.9 million of annual revenue. The Company moved to cash basis accounting for these leases and recorded a reserve of $0.7 million in the fourth quarter of 2024. On October 16, 2025, Prospect designated ECHN Holdings, Inc., a subsidiary of Hartford HealthCare (“Hartford Health”) as the successful bidder for the Prospect assets most closely associated with the Company’s Prospect leases. While the Company owns approximately 220,000 square feet of space currently leased by Hartford Health, there can be no assurances that Hartford Health will assume Prospect’s leases with the Company. During the nine months ended September 30, 2025, the Company received rent payments due from Prospect totaling approximately $2.4 million.

Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expenses based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2025, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 30% having modified gross lease structures and approximately 62% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF SEPTEMBER 30, 2025 [1]
Current [2]	5	$100,701
2025	—	—
2026	5	143,015
2027	5	140,613
2028	5	135,188
2029	3	82,153
2030	—	—
2031	4	109,776
2032	2	24,604
2033	—	—
2034	—	—
2035 and thereafter [3]	12	417,543
Total	41	$1,153,593
1Includes three properties totaling $87.6 million with stated purchase prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 18.6 years.
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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2025 and 2024:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2025	2024	2025	2024
Net loss attributable to common stockholders	$(57,738)	$(93,023)	$(260,462)	$(547,639)
Net loss attributable to common stockholders per diluted share [1]	$(0.17)	$(0.26)	$(0.75)	$(1.49)

Gain on sales of real estate properties	(76,771)	(39,148)	(99,678)	(72,601)
Impairment of real estate properties	104,362	37,632	255,384	174,486
Real estate depreciation and amortization	143,187	167,821	451,411	526,332
Non-controlling loss from operating partnership units	(806)	(1,372)	(3,698)	(7,727)
Unconsolidated JV depreciation and amortization	6,688	5,378	20,111	14,764
FFO adjustments	$176,660	$170,311	$623,530	$635,254
FFO adjustments per common share - diluted	$0.50	$0.47	$1.76	$1.70

FFO attributable to common stockholders	$118,922	$77,288	$363,068	$87,615
FFO attributable to common stockholders per common share - diluted	$0.34	$0.21	$1.02	$0.23

Transaction costs	125	719	1,729	1,545
Lease intangible amortization	(203)	(10)	(652)	294
Non-routine legal costs	9	306	564	771
Debt financing costs [2]	3,493	—	3,493	—
Restructuring and severance-related charges	12,046	6,861	22,849	6,861
Credit losses and losses on other assets, net [3]	—	46,600	3,407	55,125
Impairment of goodwill	—	—	—	250,530
Merger-related fair value of debt instruments	10,715	10,184	31,741	30,353
Unconsolidated JV normalizing items [4]	233	101	599	277
Normalized FFO adjustments	$26,418	$64,761	$63,730	$345,756
Normalized FFO adjustments per common share - diluted	$0.07	$0.18	$0.18	$0.92

Normalized FFO attributable to common stockholders	$145,340	$142,049	$426,798	$433,371
Normalized FFO attributable to common stockholders per common share - diluted	$0.41	$0.39	$1.20	$1.16

Non-real estate depreciation and amortization	114	276	542	1,075
Non-cash interest amortization, net [5]	1,384	1,319	3,731	3,862
Rent reserves, net	146	(27)	370	1,083
Straight-line rent, net	(5,899)	(5,771)	(19,787)	(20,203)
Stock-based compensation	3,386	4,064	10,301	11,008
Unconsolidated JV non-cash items [6]	(463)	(376)	(1,073)	(646)
Normalized FFO adjusted for non-cash items	$144,008	$141,534	$420,882	$429,550
2nd generation TI	(9,398)	(16,951)	(36,319)	(49,443)
Leasing commissions paid	(7,438)	(10,266)	(24,019)	(35,493)
Building capital	(10,319)	(7,389)	(26,117)	(25,587)
FAD	$116,853	$106,928	$334,427	$319,027
FFO weighted average common shares outstanding - diluted [7]	354,690	363,370	354,294	374,414
1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2Includes loss on debt extinguishment, loss on derivatives, and legal fees related to the amended credit facility.
3For the nine months ended September 30, 2025, represents a $1.5 million credit loss reserve on a mortgage note receivable and a $1.9 million loss on other assets included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations. For the nine months ended September 30, 2024, includes a $5.1 million gain on sale of corporate assets included in "Gains on sales of real estate and other assets" on the Statement of Operations, a $2.2 million straight line rent reversed included in "Rental income" on the Statement of Operations, and a $58.0 million credit loss reserve on three notes receivable included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations.
4Includes the Company's proportionate share of lease intangible amortization related to unconsolidated joint ventures.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 472,119 and

760,552, respectively, for the three months ended September 30, 2025 and 2024, and the dilutive impact of 4,253,989 and 4,213,402 OP Units outstanding for the three and nine months ended September 30, 2025, respectively.
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
The following table reflects the Company's Same Store Cash NOI for the nine months ended September 30, 2025 and 2024:

	NUMBER OF PROPERTIES	GROSS INVESTMENT as of September 30, 2025	SAME STORE CASH NOI for the nine months ended September 30,
Dollars in thousands			2025	2024
Same store properties	492	$9,392,025	$454,475	$433,710
Joint venture same store properties	30	$331,800	$13,157	$13,549
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the nine months ended September 30, 2025 and 2024:
Reconciliation of Same Store Cash NOI

SAME STORE RECONCILIATION
	NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2025	2024
Net loss	$(264,076)	$(555,692)
Other expense	322,907	589,933
General and administrative expense	58,782	48,913
Depreciation and amortization expense	436,558	514,821
Other expenses [1]	22,676	16,388
Straight-line rent, net	(19,788)	(17,971)
Joint venture properties	24,887	16,939
Other revenue [2]	(28,794)	(20,773)
Cash NOI	553,152	592,558
Cash NOI not included in same store	(85,520)	(145,299)
Same store cash NOI	467,632	447,259
Same store joint venture properties	(13,157)	(13,549)
Same store cash NOI (excluding JVs)	$454,475	$433,710
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF SEPTEMBER 30, 2025
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	492	$9,392,025	27,158	91.2%
Joint venture same store properties	30	331,800	1,673	90.3%
Wholly owned and joint venture acquisitions	30	183,552	2,193	95.1%
Developments	2	82,875	224	34.3%
Development completions	2	52,400	107	82.1%
Redevelopments	18	652,294	1,869	66.9%
Redevelopment completions	5	76,684	352	70.3%
Total	579	$10,771,630	33,576	89.4%
Joint venture properties	65	623,774	4,254	89.5%
Total owned real estate properties	514	$10,147,856	29,322	89.4%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
The Company’s results of operations for the three months ended September 30, 2025, compared to the same period in 2024 were impacted by developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $19.1 million, or 6.2%, for the three months ended September 30, 2025, compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2024 and 2025 resulted in a decrease of $28.5 million.
•Leasing activity resulted in an increase of $7.4 million.
•Developments completed in 2024 resulted in an increase of $2.0 million.
Interest income decreased $0.4 million, or 10.9% for the three months ended September 30, 2025, compared to the prior year period primarily as a result of the repayment and maturity of note receivables, partially offset by the addition of new mortgages receivables.
Other operating income increased $1.9 million, or 37.2%, for the three months ended September 30, 2025, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $6.8 million, or 5.6%, for the three months ended September 30, 2025, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $10.0 million.
•Decreases in portfolio operating expenses as follows:
◦Property tax expense of $0.5 million; and
◦Insurance expense of $0.2 million.
•Developments completed in 2024 resulted in an increase of $0.5 million.
•Increases in portfolio operating expenses as follows:
◦Leasing commissions and other administrative and legal expenses of $1.1 million;
◦Utilities expense of $0.9 million;

◦Compensation expense of $0.9 million;
◦Janitorial expense of $0.3 million; and
◦Maintenance and repair expense of $0.2 million.
General and administrative expenses increased approximately $1.6 million, or 8.2%, for the three months ended September 30, 2025, compared to the prior year period primarily as a result of the following activity:
•Decreases in the following expenses:
◦Cash compensation expense of $2.3 million;
◦Non-cash incentive compensation expense of $0.7 million; and
◦Other decreases include legal and other administrative costs of $0.6 million.
•Increase in restructuring and severance-related charges of $5.2 million.
Depreciation and amortization expense decreased $25.4 million, or 15.6%, for the three months ended September 30, 2025, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $17.1 million.
•Assets that became fully depreciated resulted in a decrease of $16.9 million.
•Various building and tenant improvement expenditures resulted in an increase of $7.9 million.
•Developments completed in 2024 resulted in an increase of $0.7 million.
Other Income (Expense)
Gains on sale of real estate properties and other assets
In the three months ended September 30, 2025, the Company recognized gains on sale of real estate properties and other assets of approximately $76.8 million. In the three months ended September 30, 2024, the Company recognized gains on sale of real estate properties and other assets of approximately $39.3 million.
Interest expense
Interest expense decreased $8.0 million, or 13.2%, for the three months ended September 30, 2025, compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2025	2024	$	%
Contractual interest	$43,484	$49,307	$(5,823)	(11.8)%
Net discount/premium accretion	10,855	10,327	528	5.1%
Debt issuance costs amortization	1,252	1,227	25	2.0%
Amortization of interest rate swap settlement	—	42	(42)	(100.0)%
Amortization of treasury hedge settlement	107	107	—	—%
Interest cost capitalization	(3,983)	(1,295)	(2,688)	207.6%
Interest on lease liabilities	927	934	(7)	(0.7)%
Total interest expense	$52,642	$60,649	$(8,007)	(13.2)%
Contractual interest expense decreased $5.8 million, or 11.8%, for the three months ended September 30, 2025, compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $7.8 million as a result of a decreased aggregate balance.
•The unsecured credit facility accounted for an increase of approximately $1.8 million as a result of an increased weighted average balance outstanding.
•The repayment of the Senior Notes due 2025 accounted for a decrease of $2.4 million.
•Active interest rate swaps accounted for an increase of $2.7 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.

Debt extinguishment costs
In the third quarter of 2025, the Company recorded approximately $0.3 million in debt extinguishment costs related to the replacement of the Prior Credit Facility with the Unsecured Credit Facility.

Interest and other income (expense)
In the third quarter of 2025, the Company reclassified approximately $2.8 million from AOCI to other expense related to ineffectiveness on eight interest rate swaps. See Note 5 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's derivative accounting.

Impairment of real estate properties and credit loss reserves
In the third quarter of 2025, the Company recognized impairments totaling $1.6 million on five properties sold and $102.8 million on eight properties with changes in the expected holding periods. In the third quarter of 2024, the Company recognized impairments totaling $10.8 million on 13 properties sold and $26.8 million on 12 properties with changes in the expected holding periods. In addition, the Company recorded $46.8 million in credit loss reserves relating to notes receivable.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The Company’s results of operations for the nine months ended September 30, 2025 compared to the same period in 2024 were impacted by developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income decreased $69.4 million, or 7.4%, for the nine months ended September 30, 2025 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2024 and 2025 resulted in a decrease of $104.0 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $29.0 million.
•Developments completed in 2024 resulted in an increase of $5.6 million.
Interest income decreased $1.6 million, or 13.4%, for the nine months ended September 30, 2025, compared to the prior year period primarily as a result of the repayment and maturity of note receivables, partially offset by the addition of new mortgages receivables.
Other operating income increased $6.7 million, or 49.7%, for the nine months ended September 30, 2025, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $20.7 million, or 5.8%, for the nine months ended September 30, 2025 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $35.6 million.
•Decreases in portfolio operating expenses including insurance expense of $0.5 million.
•Developments completed in 2024 resulted in an increase of $1.4 million.
•Increases in portfolio operating expenses as follows:
◦Administrative, leasing commissions, and other legal expense of $3.8 million;
◦Compensation expense of $3.4 million;
◦Utilities expense of $3.0 million;
◦Maintenance and repair expense of $1.8 million;
◦Janitorial expense of $1.2 million;
◦Property tax expense of $0.6 million; and
◦Security expense of $0.2 million.

•General and administrative expenses increased approximately $9.9 million, or 20.2%, for the nine months ended September 30, 2025 compared to the prior year period primarily as a result of the following activity:
•Increase in restructuring and severance-related charges of $16.0 million.
•Increase in cash incentive compensation expense of $1.6 million.
•Decrease in payroll and payroll related expenses of approximately $2.8 million.
•Decrease in travel-related expenses of $1.0 million.
•Decrease in non-cash incentive compensation of $0.7 million.
•Other decreases include legal and other administrative costs of $3.2 million.
Depreciation and amortization expense decreased $78.3 million, or 15.2%, for the nine months ended September 30, 2025 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $55.6 million.
•Assets that became fully depreciated resulted in a decrease of $47.0 million.
•Developments completed in 2024 resulted in an increase of $1.7 million.
•Various building and tenant improvement expenditures resulted in an increase of $22.6 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
Gains on the sale of real estate properties and other assets for the nine months ended September 30, 2025 and 2024, totaled $99.7 million and $77.7 million, respectively.
Interest expense
Interest expense decreased $23.4 million, or 12.7%, for the nine months ended September 30, 2025 compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2025	2024	$	%
Contractual interest	$130,639	$149,712	$(19,073)	(12.7)%
Net discount/premium accretion	32,169	30,592	1,577	5.2%
Debt issuance costs amortization	3,446	3,619	(173)	(4.8)%
Amortization of interest rate swap settlement	53	126	(73)	(57.9)%
Amortization of treasury hedge settlement	320	320	—	—%
Fair value derivative	—	187	(187)	(100.0)%
Interest cost capitalization	(8,591)	(3,211)	(5,380)	167.5%
Interest on lease liabilities	2,764	2,814	(50)	(1.8)%
Total interest expense	$160,800	$184,159	$(23,359)	(12.7)%
Contractual interest expense decreased $19.1 million, or 12.7%, for the nine months ended September 30, 2025 compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $11.1 million.
•The unsecured term loan repayments accounted for a decrease of approximately $14.7 million
•The Unsecured Credit Facility accounted for an increase of approximately $2.6 million as a result of an increased weighted average balance outstanding.
•Active interest rate swaps accounted for an increase of $8.1 million, while expired interest rate swaps accounted for an increase of $0.3 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
•The repayment of the Senior Note due 2025 accounted for a decrease of $4.0 million.

Debt extinguishment costs
During the nine months ended September 30, 2025, the Company recorded approximately $0.3 million in debt extinguishment costs related to the replacement of the Prior Credit Facility with the Unsecured Credit Facility.

Interest and other income (expense)
During the nine months ended September 30, 2025, the Company reclassified approximately $2.8 million from AOCI to other expense related to ineffectiveness on eight interest rate swaps. See Note 5 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's derivative accounting.

Impairment of real estate properties and credit loss reserves
During the nine months ended September 30, 2025, the Company recognized impairments totaling $255.4 million on 12 properties sold and 25 properties with changes in the expected holding periods. In addition, the Company recorded $1.5 million in credit loss reserves relating to a mortgage notes receivable and a $1.9 million fair value adjustment for an equity investment in other assets. During the nine months ended September 30, 2024, the Company recognized impairments totaling $174.5 million on 28 properties sold and 30 properties with changes in the expected holding periods, including one property reclassified to held for sale. In addition, the Company recorded $58.0 million in credit loss reserves related to three of its notes receivable.
Impairment of Goodwill
During the nine months ended September 30, 2024, the Company determined that the carrying value of its single reporting unit exceeded estimated fair value and therefore recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the consolidated statements of operations. See Note 1 to the Condensed Consolidated Financial Statements in this report for more details.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2025, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2025, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs
October 2024 Authorization
January 1 - January 31	4,029	$16.27	—	$236,957,114
February 1 - February 28	9,034	16.56	—	236,957,114
March 1 - March 31	—	—	—	236,957,114
April 1 - April 30	18,877	15.83	—	236,957,114
May 1 - May 31	4,535	14.50	—	236,957,114
June 1 - June 30	49,441	15.48	—	236,957,114
July 1 - July 31	30,479	15.81	—	236,957,114
August 1 - August 31	96,164	16.67	—	236,957,114
September 1 - September 30	—	—	—	236,957,114
Total	212,559	$16.14	—	$236,957,114
1Share purchases in the nine months ended September 30, 2025 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares.

Item 5. Other Information
During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P., as amended [3]
Exhibit 3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 10.1
Fifth Amended and Restated Credit and Term Loan Agreement, dated as of July 25, 2025, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent, Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto.[4]

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
3 Filed as an exhibit to the Company's (File No. 001-35568) Registration Statement on Form S-3 (Registration No. 333-273784) filed with the SEC on August 8, 2023, and hereby incorporated by reference.
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
October 31, 2025