Form 10-K
period 2025-12-31
Healthcare Realty Trust Inc
filed 2026-02-13
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15- U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2025), held by non-affiliates on June 30, 2025 was $5,534,691,368.
As of February 5, 2026, there were 348,849,902 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2026 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2025

PART I
Item 1. Business
Healthcare Realty Trust Incorporated is a self-managed and self-administered real estate investment trust (“REIT”) that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. All references in this report to "Healthcare Realty," the "Company," "we," "us," or "our" mean Healthcare Realty Trust Incorporated together with its consolidated subsidiaries, including Healthcare Realty Holdings, L.P., or operating partnership (the "OP").
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Item 1A. Risk Factors” for a discussion of risks associated with qualifying as a REIT.
Real Estate Properties
The Company had gross investments of approximately $10.3 billion in 502 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property as of December 31, 2025, excluding held for sale assets. The Company had a weighted average ownership interest of approximately 30% in 61 real estate properties, excluding held for sale assets, held in unconsolidated joint ventures as of December 31, 2025. The Company provided leasing and property management services to approximately 93% of its portfolio nationwide as of December 31, 2025. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2025:

			December 31, 2025
Dollars and square feet in thousands	INVESTMENT	SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient [2]	$9,306,615	26,690	481	89.6%
Inpatient	406,399	869	14	100.0%
Office	272,967	1,096	4	99.5%
	9,985,981	28,655	499	90.3%
Land held for development	57,535	—	—	—
Investments in financing receivables, net [3,4]	123,249	160	1	100.0%
Financing lease right-of-use assets [4]	75,083	27	1	80.9%
Corporate property	50,748	109	1	97.0%
Total real estate investments	10,292,596	28,951	502	90.4%
Unconsolidated joint ventures [5]	453,607	3,889	61	90.9%
Total investments	$10,746,203	32,840	563	90.5%
1The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding held for sale assets.
2Includes two real estate properties held in consolidated joint ventures.
3Investments in financing receivables, net includes an investment of $117.3 million in a single-tenant net lease property in San Diego, CA related to a sale-leaseback transaction.
4Financing lease right-of-use assets includes a multi-tenant lease property in Columbus, OH related to a sale-leaseback transaction totaling $13.9 million, of which $7.9 million was accounted for as an imputed lease arrangement as required under ASC 842, Leases. The remaining $6.0 million was accounted for as a financing arrangement and is included in investments in financing receivables, net.
5Represents the Company's equity investment in unconsolidated joint ventures. Square feet have not been adjusted by the Company's ownership percentage. Square feet, number of properties, and occupancy excludes two properties that are classified as held for sale.

Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2025, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.

Expiring Leases
As of December 31, 2025, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 4.4 years, with expirations through 2052. The table below details the Company’s lease expirations as of December 31, 2025, excluding the Company's unconsolidated joint ventures, financing receivables, assets held for sale and right-of-use assets.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2026 (1)	1,155	3,885,553	14.9%
2027	949	4,363,442	16.8%
2028	906	3,463,342	13.3%
2029	683	3,060,019	11.8%
2030	634	3,021,085	11.6%
2031	329	1,663,709	6.4%
2032	301	1,969,215	7.6%
2033	190	751,017	2.9%
2034	190	1,061,192	4.1%
2035	206	1,274,194	4.9%
Thereafter	187	1,475,890	5.7%
	5,730	25,988,658	100.0%
1Includes 85 leases totaling 238,548 square feet that expired prior to December 31, 2025, and were on month-to-month terms.
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
2025 Investment Activity
The Company disposed of 70 properties in 2025 for sales prices totaling approximately $1.1 billion. These transactions yielded net cash proceeds of approximately $1.0 billion, net of approximately $77.6 million of closing costs and related adjustments, and $11.8 million in Company financed notes. The weighted average capitalization rate for these sales was 6.7%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2025, the Company funded $136.6 million toward development and redevelopment of properties.
See the Company's discussion regarding the 2025 joint venture and disposition activity in Note 4 to the Consolidated Financial Statements and development activity in Note 14 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Item 7.

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
The Centers for Medicare and Medicaid Services continued to adjust Medicare payment rates in 2025 to implement site-neutral payment policies. These changes have lowered Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company has not seen a material impact from site-neutral Medicare payment policy, positively or negatively. The Company cannot predict the amount of benefit or loss from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
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

Legislative Developments
Taxation of Dividends
The Tax Cuts and Jobs Act of 2017 (“TCJA”) generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). In addition, the deduction for ordinary REIT dividends is not subject to the wage and tax basis limitations applicable to the deduction for other qualifying pass-through income. The TCJA was a far-reaching and complex revision to the existing U.S. federal income tax laws. Many provisions of this act, such as the 20% deduction mentioned above, that were set to expire at the end of 2025 have been permanently extended as a result of the passing of the One Big Beautiful Bill Act of 2025 (“OBBBA”) that was signed into law on July 4, 2025.
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
Human Capital Resources
We believe our employees are a critical component to the achievement of our business objectives and recognition as a trusted owner and operator of medical office properties. As of December 31, 2025, the Company employed 539 people. Our employees are comprised of accountants, maintenance engineers, property managers, leasing personnel, architects, administrative staff, an investments team, and the corporate management team. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent. We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, veteran status, and other characteristics that make our employees unique.
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
Additional information regarding employee and community engagement is available in the 2025 Corporate Responsibility Report, which is posted on the Company's website (www.healthcarerealty.com).
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
More information regarding the Company’s Sustainability Principles and Policies and ESG performance can be found in the Company’s 2025 Corporate Responsibility Report on its website (www.healthcarerealty.com).
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
The Company's results of operations have been and will continue to be impacted negatively by the Prospect Medical bankruptcy.
As previously disclosed, Prospect Medical Holdings (“Prospect”) filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in January of 2025. Prospect leased approximately 80,912 square feet of space from the Company. In October 2025, a subsidiary of Hartford HealthCare (“Hartford Health”) was selected as the successful bidder for the Prospect assets associated with the Company’s Prospect leases. The Company signed direct leases with Hartford Heath totaling 65,477 square feet effective January 1, 2026 and retained certain sublet in additional spaces. There is no assurance that the Company will be able to timely relet the remaining Prospect leased space that was not assumed by Hartford Health.
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
The Company performs an impairment review on its real estate properties every year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties and goodwill, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. The Company incurred impairment charges of $361.1 million in 2025, related to completed or planned dispositions, changes in holding periods or changes in property use. The Company may determine in future periods that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns.
The Company had approximately $55.7 million, or 0.54%, of real estate property investments that were subject to purchase options held by lessees that were exercisable as of December 31, 2025. Other properties have purchase options that will become exercisable after 2025. Properties with purchase options exercisable in 2025 produced aggregate net operating income of approximately $7.2 million in 2025. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
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
The Company has, and in the future may have more exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense.
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Approximately 96% of leases have increases that are based upon fixed percentages and approximately 4% of leases have increases based on the Consumer Price Index ("CPI"). To the extent fixed percentage increases lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted. As of December 31, 2025, the Company had weighted average annual fixed rent escalators of 2.93% with its wholly-owned and consolidated properties.
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
As of December 31, 2025, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, TX (9.5%), Seattle, WA (6.1%), Houston, TX (6.0%), and Charlotte, NC (5.4%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation (including property taxes) and other localized events or conditions.
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
As of December 31, 2025, the Company had 168 properties that were held under ground leases, representing an aggregate gross investment of approximately $4.2 billion. The weighted average remaining term of the Company's ground leases is approximately 60.6 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
The Company has acquired and may in the future acquire properties by issuing limited partnership units of the OP in exchange for a property owner contributing property to the Company. If the Company continues to enter into such transactions in order to induce the contributors of such properties to accept units of the OP rather than cash in exchange for their properties, it may be necessary for the Company to provide additional incentives. For instance, the OP's limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of common stock or, at the Company's option, cash equal to the value of an equivalent number of shares of the Company's common stock. The Company may, however, enter into additional contractual arrangements with contributors of property under which it would agree to repurchase a contributor’s units for shares of the Company's common stock or cash, at the option of the contributor, at set times. If the contributor required the Company to repurchase units for cash pursuant to such a provision, it would limit the Company's liquidity and, thus, its ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if the Company were required to repurchase units for cash at a time when it did not have sufficient cash to fund the repurchase, the Company might be required to sell one or more of its properties to raise funds to satisfy this obligation. Furthermore, the Company might agree that if distributions the contributor received as a limited partner in the OP did not provide the contributor with an established return level, then upon redemption of the contributor’s units the Company would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to the OP, the Company might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent the Company from selling those properties or require the Company to indemnify the contributor for taxes if the Company did sell the properties.
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

Pandemics and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
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
As of December 31, 2025, the Company had approximately $4.1 billion of outstanding indebtedness excluding discounts, premiums and debt issuance costs. Covenants under the Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 25, 2025, among Healthcare Realty Trust, the OP, and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended ("Unsecured Credit Facility"), and the indentures governing the OP's senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings or additional instances of notes by the OP that are fully guaranteed by Healthcare Realty Trust. The Company has approximately $1.3 billion of combined debt maturities in 2026 and 2027. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service debt, thereby reducing the funds available to implement the Company's business strategy and to make distributions to stockholders. A high level of indebtedness could also:
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
During 2025, the Federal Reserve mainly kept interest rates constant and in the latter part of the year actually decreased rates by a total of 75 basis points with the easing of inflation. However, if inflation climbs again, the Federal Reserve may again raise interest rates. Any increases in interest rates will increase interest costs on any new debt and existing variable rate debt. Such increases in the cost of capital could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.
The Company's swap agreements may not effectively reduce its exposure to changes in interest rates.
The Company enters into swap agreements from time to time to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company’s exposure to changes in interest rates. When the Company uses forward-starting interest rate swaps, there is a risk that it will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, the Company’s consolidated financial condition and results of operations may be adversely affected. See Note 10 to the Consolidated Financial Statements for additional information on the Company's interest rate swaps.
The Company has entered into joint venture agreements that limit its flexibility with respect to jointly owned properties and expects to enter into additional such agreements in the future.
As of December 31, 2025, the Company had investments of $453.6 million in unconsolidated joint ventures with unrelated third parties comprised of 61 properties, excluding held for sale properties, and seven parking garages. The Company may acquire, develop, or redevelop additional properties in joint ventures with unrelated third parties. In such investments, the Company is subject to risks that may not be present in its other forms of ownership, including:
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
The Company has utilized and, in the future, may utilize forward equity agreements to secure pricing for equity capital needed at a later time. The Company currently has no forward equity agreements outstanding. In the event that we enter into forward equity agreements in the future and elect to settle any such forward equity agreement for cash and the settlement price is below the applicable forward equity price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing with its own shares, including pursuant to a "securities futures contract" (as defined in the Internal Revenue Code, by reference to the Exchange Act). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Internal

Revenue Code, because it is not entirely clear whether a forward equity agreement qualifies as a "securities futures contract," the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity agreement, we might be unable to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.
In the event of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and the Company would not receive the expected proceeds from any forward sale of shares of its common stock.
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
Real property taxes on the Company's properties may increase as its properties are reassessed by taxing authorities or as property tax rates change. In addition, the Company could incur significant costs associated with an appeal of any of these assessments. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value at the date of acquisition. Accordingly, the assessed value and resulting property tax the Company pays is less than it would be if the properties were assessed at current values. The Company owns 31 properties in California, representing 9.1% of its total revenue. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include medical office buildings. If such an initiative passed, it could end or reduce the beneficial effect of Proposition 13 for the Company's properties, and property tax expense could have increase substantially, adversely affecting the Company's cash flow from operations and net income.
Trends in the healthcare service industry, including the impact of the One Big Beautiful Bill Act passed during 2025 that is subject of ongoing analysis, may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments.
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
Even if the Company remains qualified for taxation as a REIT, the Company is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed taxable income, and state or local income, franchise, property and transfer taxes. These tax liabilities would reduce the Company’s cash flow and could adversely affect the value of the Company’s common stock. For more specific information on state income taxes paid, see Note 15 to the Consolidated Financial Statements.
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
The Audit Committee of the Company’s Board of Directors has oversight in the management of risks associated with cybersecurity. The Audit Committee is briefed regularly on cybersecurity matters, including meeting with the Company’s head of technology at least annually and receiving a memorandum quarterly regarding cybersecurity. In addition, the Audit Committee discusses cybersecurity with other members of management and the internal audit staff at each quarterly meeting. The Audit Committee reports to the full Board of Directors quarterly regarding cybersecurity.
Management of the Company plays an integral role in assessing and managing risks from cybersecurity threats. The Company has a dedicated technology services department, led by the Company’s head of technology. The Company also has an in-house internal audit staff that is involved in risk management of cybersecurity threats. The Company solicits input from key employees regarding the overall risk environment, including cybersecurity threats. The Company requires all employees to complete cybersecurity training semi-annually and periodically facilitates penetration tests on the Company's systems.
The Company’s head of technology reports to the Company’s Executive Vice President and Chief Operating Officer. In addition, as discussed in more detail below, any cybersecurity incident is reported to the Company’s legal department.

Although the Company’s Executive Vice President and Chief Operating Officer and the members of its legal department do not have a technology services background, we believe that the Company’s head of technology and technology services team possess the requisite background and experience to effectively manage the Company’s cybersecurity needs.
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

Item 2. Properties
In addition to the properties described in Item 1. “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from unrelated third parties from time to time. The Company owns its corporate headquarters located at 3310 West End Avenue in Nashville, Tennessee.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2025, there were 1,863 stockholders of record.
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Equity Compensation Plan Information
The following table provides information as of December 31, 2025, about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under the Company’s existing compensation plans, including the Amended and Restated 2006 Incentive Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	3,979,387
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,979,387
Issuer Purchases of Equity Securities
During the year ended December 31, 2025, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	4,029	$16.27	—	236,957,114
February 1 - February 28	9,034	16.56	—	236,957,114
March 1 - March 31	—	—	—	236,957,114
April 1 - April 30	18,877	15.83	—	236,957,114
May 1 - May 31	4,535	14.50	—	236,957,114
June 1 - June 30	49,441	15.48	—	236,957,114
July 1 - July 31	30,479	15.81	—	236,957,114
August 1 - August 31	96,164	16.67	—	236,957,114
September 1 - September 30	—	—	—	236,957,114
October 1 - October 31	952	17.68	—	500,000,000
November 1 - November 30	—	—	—	500,000,000
December 1 - December 31	20,985	17.19	—	500,000,000
Total	234,496	$16.24

Authorization to Repurchase Common Stock
On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $300.0 million stock repurchase authorization. The stock repurchase authorization expires on October 27, 2026, and the Company may suspend or terminate repurchases at any time without prior notice. Under the Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. As of December 31, 2025, the Company had $500.0 million remaining under its current share repurchase authorization.
Subsequent Activity
In January 2026, the Company repurchased 2.9 million shares of its common stock at an average price of $17.27 per share for a total of $50.0 million resulting in $450.0 million of authorized share repurchases remaining.

Stock Performance Graph
The following graph provides a comparison of the Company's cumulative total shareholder return with the Russell 3000 Index and cumulative total returns of FTSE NAREIT All Equity REITs Index for the period from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested on December 31, 2020, in the Company's common stock and in each of the indexes and assumes reinvestment of dividends, as applicable. The Company's data for periods prior to July 20, 2022, is the stock performance of Healthcare Realty Trust Incorporated (now known as HRTI, LLC) ("Legacy HR"), which merged into Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated)(the "Merger").

Total Return Performance
Healthcare Realty Trust Incorporated
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

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
•The Company's results of operations have been and will continue to be impacted negatively by the Prospect Medical bankruptcy;
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
•Pandemics and measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition; and
•The Company's success depends, in part, on its ability to attract and retain talented employees. The loss of any one of the Company's key personnel or the inability to maintain appropriate staffing could adversely impact the Company's business.

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
•The U.S. federal income tax treatment of the cash that the Company might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements; and
•In the event of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and the Company would not receive the expected proceeds from any forward sale of shares of its common stock.
Risks relating to government regulations
•The Company's property taxes could increase due to reassessment or property tax rate changes;
•Trends in the healthcare service industry, including the impact of the One Big Beautiful Bill Act passed during 2025 that is subject of ongoing analysis, may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments;
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
The Company expects to continue to meet its liquidity needs, including capital for additional investments, tenant improvement allowances, operating and finance lease payments, paying dividends, and funding debt service, through cash on hand, cash flows from operations and the cash flow sources addressed above. See Note 3 to the Consolidated Financial Statements for additional discussion of operating and financing lease payment obligations. See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's sources and uses of cash.

The Company also had unencumbered real estate assets with a gross book value of approximately $10.4 billion at December 31, 2025, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the two years ended December 31, 2025 and 2024 were $457.1 million and $501.6 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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
Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2025 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.
Capital Funding
In 2025, the Company incurred capital expenditures totaling $308.8 million for the following:
•$136.6 million toward development and redevelopment of properties;
•$90.2 million toward first generation tenant improvements;
•$46.9 million toward second generation tenant improvements; and
•$35.1 million toward capital expenditures.
See "Trends and Matters Impacting Operating Results" below for more detail.
Real Estate Notes Receivable
In 2025, the Company had the following activity on its real estate notes receivables:
•In January 2025, the Company received $14.9 million as payment towards the principal balance of its mortgage loan that matured on December 2, 2024.
•In March 2025, the Company provided seller financing of $5.4 million in connection with the sale of a real estate property in Houston, Texas.
•In March 2025, the Company executed a mezzanine loan receivable agreement with a maximum loan commitment of $8.5 million. As of December 31, 2025, the Company had funded the full $8.5 million under this agreement.
•In April 2025, a mortgage loan receivable of $37.7 million maturing in February 2026 was repaid in full.
•In December 2025, the Company received $5.8 million as payment towards the principal balance of its mortgage loan that matured on December 22, 2024,
•In December 2025, the Company provided seller financing of $6.4 million in connection with the sale of a real estate property in Houston, Texas.
See Note 1 to the Consolidated Financial Statements accompanying this report for more information about real estate notes receivable and allowance for credit losses.

Dispositions
The following table details the Company's asset sales for the year ended December 31, 2025:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER	GAIN/(IMPAIR-MENT)	SQUARE FOOTAGE
Boston, MA	2/7/2025	$4,500	$(135)	$—	$4,365	$4,325	$15	$25	30,304
Denver, CO [1]	2/14/2025	8,600	(2,144)	—	6,456	7,948	113	(1,605)	69,715
Houston, TX [2]	3/20/2025	15,000	(4,087)	(5,400)	5,513	14,343	347	(3,777)	127,933
Boston, MA	4/30/2025	486	(47)	—	439	60	2	377	—
Boston, MA	5/23/2025	3,000	(36)	—	2,964	2,631	27	306	33,176
Jacksonville, FL	6/26/2025	8,100	(11)	—	8,089	23,064	(529)	(14,446)	53,169
Yakima, WA [1]	6/26/2025	31,000	(2,256)	—	28,744	8,689	343	19,712	91,561
Houston, TX	6/27/2025	10,500	(15)	—	10,485	10,250	42	193	—
South Bend, IN	7/15/2025	43,100	(283)	—	42,817	29,481	(7)	13,343	205,573
Milwaukee, WI [1]	7/29/2025	42,000	(913)	—	41,087	40,644	270	173	147,406
Naples, FL	7/29/2025	19,250	(2,692)	—	16,558	15,586	559	413	61,359
New York, NY	7/30/2025	25,000	(1,290)	—	23,710	15,531	364	7,815	89,893
Boston, MA	8/25/2025	450	(45)	—	405	413	32	(40)	9,010
Lakeland, FL [3]	8/27/2025	7,325	(772)	—	6,553	6,899	234	(580)	31,158
Salem, OR	8/29/2025	4,000	(427)	—	3,573	3,482	159	(68)	21,026
Milwaukee, WI [1]	9/29/2025	60,000	(2,203)	—	57,797	61,485	(2,884)	(804)	220,747
Tampa, FL	9/30/2025	22,000	(778)	—	21,222	6,218	646	14,358	47,962
Dallas, TX [3]	9/30/2025	58,800	(1,885)	—	56,915	26,822	5,379	24,714	448,879
Chicago, IL	9/30/2025	18,700	(477)	—	18,223	18,417	(181)	(13)	56,531
Columbus, OH [4]	9/30/2025	33,750	(2,470)	—	31,280	27,884	410	2,986	117,060
Miami, FL	9/30/2025	62,000	(1,867)	—	60,133	45,152	2,580	12,401	152,976
New Haven, CT	10/16/2025	725	(4)	—	721	612	3	106	—
Des Moines, IA	10/29/2025	7,225	(841)	—	6,384	9,275	(2,346)	(545)	152,655
Jacksonville, FL [1]	11/17/2025	18,600	(1,065)	—	17,535	17,590	463	(518)	40,333
Richmond, VA [5]	11/18/2025	171,000	(8,772)	—	162,228	57,224	13,263	91,741	405,945
Boston, MA	12/8/2025	278	(44)	—	234	283	1	(49)	10,380
Atlanta, GA	12/19/2025	3,000	(981)	—	2,019	3,331	(1,209)	(103)	—
Multiple [6]	12/19/2025	348,900	(35,341)	—	313,559	287,121	1,413	25,025	1,522,500
Memphis, TN	12/29/2025	23,021	(79)	—	22,942	8,876	(2,070)	16,136	116,473
Phoenix, AZ	12/29/2025	22,275	(756)	—	21,519	17,367	1,217	2,935	89,980
Phoenix, AZ	12/29/2025	5,225	(335)	—	4,890	4,927	21	(58)	89,983
Houston, TX [7]	12/30/2025	12,500	(4,559)	(6,400)	1,541	7,631	4,811	(4,501)	49,319

Total Dispositions		$1,090,310	$(77,610)	$(11,800)	$1,000,900	$783,561	$23,488	$205,652	4,493,006
1Includes two medical outpatient properties.
2The Company provided seller financing of approximately $5.4 million in connection with this sale.
3Includes four medical outpatient properties.
4Includes three medical outpatient properties.
5Includes six medical outpatient properties.
6The Company sold six MOBs in El Paso, TX, four MOBs in Indianapolis, IN, two MOBs in each of Chicago, IL, Cincinnati, OH, Des Moines, IA, Fort Wayne, IN, Minneapolis, MN and Pittsburgh, PA; and one MOB in each of Detroit, MI, Las Vegas, NV and Salt Lake City, UT to a single buyer in a single transaction.
7The Company provided seller financing of approximately $6.4 million in connection with this sale.

Subsequent Dispositions
On January 14, 2026, the Company disposed of a 60,039 square foot medical outpatient building in Atlanta, Georgia for $21.9 million.
Financing Activities
Common Stock Repurchases
During 2025, the Company did not repurchase any shares of its common stock. As of December 31, 2025, the Company had $500.0 million remaining under its current share repurchase authorization.
Subsequent Repurchase Activity
In January 2026, the Company repurchased 2.9 million shares of its common stock at an average price of $17.27 per share for a total of $50.0 million resulting in $450.0 million of authorized share repurchases remaining.
At-The-Market Equity Offering Program
On December 17, 2025, the Company renewed its ATM equity offering program to sell shares of the Company's common stock from time to time in at-the-market sales transactions. The Company entered into equity distribution agreements with various sales agents having an aggregate offering price of up to $1.0 billion. As of December 31, 2025, there has been no activity under the program.
Debt Activity
Below is a summary of the significant debt financing activity for the year ended December 31, 2025. See Note 9 to the Consolidated Financial Statements for additional information on financing activities.
Mortgage Activity
During the year ended December 31, 2025, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.25% that encumbered a 45,157 square foot property in California.
Senior Notes
During the year ended December 31, 2025, the Company repaid its Senior Notes due 2025 at maturity including $250 million of principal and $4.8 million of accrued interest.
Term Loans
During the year ended December 31, 2025, the Company repaid the $300 million Unsecured Term Loan due January 2026, the $200 million Unsecured Term Loan due January 2026, and the $150 million Unsecured Term Loan due June 2026 and recorded approximately $0.5 million of accelerated amortization expense included in the loss on extinguishment of debt.
Interest Rate Swaps
As of December 31, 2025, the Company had seven outstanding interest rate derivatives totaling $500 million to hedge one-month Secured Overnight Financing Rate (“SOFR”). The following details the amount and rate of each swap as of such date (dollars in thousands):

EXPIRATION DATE	NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$100,000	2.15%
December 2026	150,000	3.84%
June 2027	150,000	4.13%
December 2027	100,000	4.13%
Total	$500,000	3.65%

The following table details the Company's debt balances as of December 31, 2025:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY [2]	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2026	$600,000	$595,026	0.6	3.50%	4.94%
Senior Notes due 2027	500,000	492,693	1.5	3.75%	4.76%
Senior Notes due 2028	300,000	298,652	2.0	3.63%	3.85%
Senior Notes due 2030	650,000	597,188	4.1	3.10%	5.30%
Senior Notes due 2030	299,500	297,610	4.2	2.40%	2.72%
Senior Notes due 2031	299,785	296,866	5.2	2.05%	2.25%
Senior Notes due 2031	800,000	685,874	5.2	2.00%	5.13%
Total Senior Notes Outstanding	3,449,285	3,263,909		2.90%	4.47%
$1.5 billion unsecured credit facility	120,000	120,000	4.5	SOFR + 0.84%	4.61%
$200 million unsecured term loan	200,000	199,635	3.5	SOFR + 0.94%	4.81%
$300 million unsecured term loan	300,000	299,055	3.0	SOFR + 0.94%	4.81%
Mortgage notes payable	28,904	28,824	0.6	3.94%	4.50%
Total Outstanding Notes and Bonds Payable	$4,098,189	$3,911,423		3.19%	4.52%
1Balances are reflected net of discounts and debt issuance costs and include premiums.
2Includes extension options.

Subsequent Debt Activity
In February 2026, the Company entered into a commercial paper dealer agreement to issue short-term commercial paper notes up to $600.0 million, with maturities up to 364 days. The program is back-stopped by the Unsecured Credit Facility. The notes will be issued at par less a discount representing an interest factor, or if interest bearing, at par.
Debt Covenant Information
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2025, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
As of December 31, 2025, 72.5% of the Company’s principal balances were due after 2027, including extension options. Also, as of December 31, 2025, the Company's incurrence of total debt as defined in the senior notes [debt divided by (total assets less intangibles and accounts receivable)] was approximately 35.8% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, depreciation and amortization, gains and impairments)] was approximately 3.5 times (cannot be less than 1.5 times).
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.
Supplemental Guarantor Information
The OP has issued unsecured notes described in Note 9 to the Company's Consolidated Financial Statements included in this report. All unsecured notes are fully and unconditionally guaranteed by the Company, and the OP is 98.6% owned by the Company. Effective January 4, 2021, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent.
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
Acquisitions and Dispositions
The Company had no real estate acquisition activity for the year ended December 31, 2025.
The Company disposed of 70 properties in 2025 for sales prices totaling approximately $1.1 billion. These transactions yielded net cash proceeds of approximately $1.0 billion, net of approximately $77.6 million of closing costs and related adjustments, and $11.8 million in Company financed notes. The weighted average capitalization rate for these sales was 6.7%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
See the Company's discussion of its 2025 disposition activity in Note 4 to the Consolidated Financial Statements.
Development and Redevelopment Activity
The table below details the Company’s activity related to its active development and redevelopment projects as of December 31, 2025. The information included in the table below represents management’s estimates and expectations at December 31, 2025, which are subject to change. The Company’s disclosures regarding certain projections or estimates may not reflect actual results.

				ESTIMATED REMAINING FUNDINGS	ESTIMATED TOTAL INVESTMENT	APPROXIMATE SQUARE FEET
Dollars in thousands	NUMBER OF PROPERTIES	TOTAL FUNDED DURING THE YEAR	TOTAL AMOUNT FUNDED

Development Activity
Raleigh, NC	1	$5,500	$48,474	$9,526	$58,000	122,991
Fort Worth, TX	1	15,028	44,360	3,840	48,200	101,279
Total		$20,528	$92,834	$13,366	$106,200	224,270

Redevelopment Activity
Charlotte, NC	2	$13,849	$30,934	$4,116	$35,050	169,135
Houston, TX	2	14,598	$27,265	2,735	30,000	314,861
White Plains, NY	1	19,105	$23,534	1,366	24,900	65,851
Charlotte, NC	1	188	$188	19,012	19,200	122,388
Washington, DC	1	5,105	$14,185	1,015	15,200	57,323
Seattle, WA	1	58	$58	13,542	13,600	78,288
Raleigh, NC	1	4,479	$5,028	5,772	10,800	40,400
Houston, TX	1	—	$—	10,400	10,400	40,214
Denver, CO	2	11	$11	10,189	10,200	78,691
Port St. Lucie, FL	1	156	$458	8,942	9,400	31,466
Dallas, TX	1	469	$469	8,131	8,600	126,121
Denver, CO	1	675	$675	6,625	7,300	55,978
Other	8	18,660	$19,251	77,549	96,800	849,087
Total	23	$77,353	$122,056	$169,394	$291,450	2,029,803

For previously completed development and redevelopment projects, during 2025, the Company funded an additional $38.7 million related to ongoing tenant improvements.
The Company regularly consults with health systems and developers regarding long-term future new development opportunities. In addition, the Company continually evaluates its portfolio for accretive redevelopment opportunities.
Security Deposits and Letters of Credit
As of December 31, 2025, the Company held approximately $36.7 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Expiring Leases
The Company expects that approximately 15% of the leases in its portfolio will expire each year. In-place leases have a weighted average lease term of 8.3 years and a weighted average remaining lease term of 4.4 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2025 quarterly tenant retention statistics ranged from 77% to 80%. In 2026, the Company has 1,130 leases totaling 3.6 million square feet in its multi-tenant portfolio that are scheduled to expire. See additional information regarding expiring single-tenant leases under the heading "Single-Tenant Leases" below.
The Company seeks contractual rent increases for in-place leases. As of December 31, 2025 and 2024, the Company's contractual rental rate growth averaged 2.90% and 2.83%, respectively, for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread"). In 2025, cash leasing spreads averaged 2.7%.

In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 8% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 30% of the Company's leased portfolio. Net leases, in which tenants pay substantially all operating expenses, total 58% of the leased portfolio. Absolute net leases, in which tenants pay substantially all of the building's operating and capital expenses, comprise 4%.
Prospect Medical
As previously disclosed, Prospect filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in January of 2025. Prospect leased approximately 80,912 square feet of space from the Company. In October of 2025, a subsidiary of Hartford Health was selected as the successful bidder for the Prospect assets associated with the Company’s Prospect leases. The Company signed direct leases with Hartford Heath totaling 65,477 square feet effective January 1, 2026 and retained certain sublet in additional spaces. There is no assurance that the Company will be able to timely relet the remaining Prospect leased space that was not assumed by Hartford Health.
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
The Company invested $35.1 million, or $1.07 per square foot, in capital expenditures in 2025 and $32.5 million, or $0.94 per square foot, in capital expenditures in 2024. As a percentage of cash net operating income, 2025 and 2024 capital expenditures were 4.8% and 4.1%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Financial Measures and Key Performance Indicators" section as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements. As of December 31, 2025, the Company had commitments of approximately $161.8 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
First Generation Tenant Improvements
First generation tenant improvements totaled $90.2 million and $52.4 million for the years ended December 31, 2025 and 2024, respectively. First generation tenant improvements include build out costs related to suite space in shell condition.
Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $46.9 million in 2025, or 6.4% of total cash net operating income. In 2024, this spending totaled $68.4 million, or 8.7% of total cash net operating income.
If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Operations. The first and second generation tenant overage amount amortized to rent, including interest, totaled approximately $10.0 million in 2025, $7.8 million in 2024, and $8.4 million in 2023.

Second generation tenant improvement commitments in 2025 for renewals averaged $2.22 per square foot per lease year, ranging quarterly from $1.66 to $3.13. In 2024, these commitments averaged $2.14 per square foot per lease year, ranging quarterly from $1.80 to $2.39. In 2023, these commitments averaged $1.78 per square foot per lease year, ranging quarterly from $1.64 to $1.89.
Second generation tenant improvement commitments in 2025 for new leases averaged $6.91 per square foot per lease year, ranging quarterly from $6.08 to $7.60. In 2024, these commitments averaged $7.22 per square foot per lease year, ranging quarterly from $6.93 to $7.34. In 2023, these commitments averaged $5.69 per square foot per lease year, ranging quarterly from $4.44 to $7.11.

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
In 2025, the Company paid leasing commissions of approximately $54.8 million, or $1.67 per square foot. In 2024, the Company paid leasing commissions of approximately $47.1 million, or $1.37 per square foot. In 2023, the Company paid leasing commissions of approximately $35.9 million, or $0.93 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2025, 2024 and 2023 were 7.5%, 6.0% and 4.3%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $25.9 million, $21.2 million and $13.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2025 totaled approximately $20.9 million, or $0.72 per square foot. Rent abatements for 2024 totaled approximately $16.0 million, or $0.46 per square foot. Rent abatements for 2023 totaled approximately $14.3 million, or $0.37 per square foot.

Single-Tenant Leases
As of December 31, 2025, the Company had a total of 102 single-tenant buildings, with a weighted average lease term of 11.6 years and a weighted average remaining lease term of 5.7 years.
Ten single-tenant buildings have leases that expire in 2026. Four of the buildings have been renewed. The Company is in negotiations with tenants in six of these buildings and expects the leases to be renewed or the building to be backfilled.
Operating Leases
As of December 31, 2025, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 108 real estate investments, excluding those ground leases the Company has prepaid. As of December 31, 2025, the Company had 168 properties totaling 12.4 million square feet that were held under ground leases with a remaining weighted average term of 60.6 years, including renewal options. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119.

Purchase Options
The Company had approximately $55.7 million in real estate properties as of December 31, 2025, that were subject to exercisable purchase options. The Company has approximately $1.0 billion in real estate properties that are subject to purchase options that will become exercisable after 2025. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2025 [1]
Current [2]	3	$55,723
2026	4	132,946
2027	5	142,340
2028	5	135,641
2029	3	82,272
2030	—	—
2031	4	111,905
2032	2	24,789
2033	—	—
2034	—	—
2035	2	43,660
2036 and thereafter [3]	9	348,870
Total	37	$1,078,146
1Purchase option prices are based on fair market value components that are determined by an appraisal process, except for two properties totaling $62.9 million with stated prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 21.5 years.
3Includes two medical outpatient properties that are recorded in the line item Investment in financing receivable, net on the Company's Consolidated Balance Sheet.

Debt Management
The Company maintains a flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $28.9 million of mortgage notes payable, maturing in 2026, most of which were assumed when the Company acquired properties. The Company will repay mortgages with cash on hand or borrowings under the Unsecured Credit Facility. The Company had $1.3 billion of outstanding debt that matures in 2026 and 2027. See additional information in “Liquidity and Capital Resources - Financing Activities” above.
Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 4.4 years. As of December 31, 2025, 96% of the Company's leases provide for fixed base rent increases and 4% provide for Consumer Price Index-based rent increases.
New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The Company’s consolidated results of operations for 2025 compared to 2024 were impacted by developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $94.7 million, or 7.7%, as a result of the following:
•Dispositions in 2024 and 2025 resulted in a decrease of $130.8 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $28.3 million.
•Developments completed in 2024 and 2025 resulted in an increase of $7.8 million.
Interest income decreased $2.1 million, or 12.9%, for the year ended December 31, 2025, compared to the prior year primarily as a result of the repayment and maturity of note receivables, partially offset by the addition of new mortgages receivables.
Other operating income increased $9.1 million, or 47.3%, for the year ended December 31, 2025, compared to the prior year primarily as a result of income from management fees related to unconsolidated joint ventures and managed properties.
Expenses
Property operating expenses decreased $24.4 million, or 5.1%, from the prior year primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $45.5 million.
•Developments completed in 2024 and 2025 resulted in an increase of $2.0 million.
•Increases in portfolio operating expenses as follows:
◦Administrative, leasing commissions, and other legal expenses of $7.3 million;
◦Compensation expense of $4.8 million;
◦Utilities expense of $3.6 million;
◦Maintenance and repair expense of $2.1 million; and
◦Janitorial expense of $1.3 million.
General and administrative expenses decreased approximately $10.6 million, or 12.7%, from the prior year primarily as a result of the following activity:
•Decrease in payroll and payroll related expenses of approximately $4.1 million.
•Decrease in restructuring and severance-related charges of $3.5 million.
•Decrease in Director fees and non-cash incentive compensation of $1.3 million.
•Other decreases include legal and other administrative costs of $3.0 million.
•Increase in cash incentive compensation expense of $0.9 million.
•Increase in non-cash incentive compensation of $0.4 million.
Depreciation and amortization expense decreased $111.2 million, or 16.5%, from the prior year primarily as a result of the following activity:
•Dispositions in 2024 and 2025 resulted in a decrease of $81.1 million.
•Assets that became fully depreciated resulted in a decrease of $60.1 million.
•Developments completed in 2024 and 2025 resulted in an increase of $2.2 million.
•Various building and tenant improvement expenditures resulted in an increase of $27.8 million.

Other Income (Expense)
Other income (expense), as an expense decreased $355.0 million, or 50.9%, from the prior year mainly due to the following activity:
Gain on Sales of Real Estate Properties
Gains on the sale of real estate properties and other assets for the years ended December 31, 2025 and 2024 totaled $235.4 million and $109.8 million, respectively.
Interest Expense
Interest expense decreased $33.4 million for the year ended December 31, 2025 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2025	2024	$	%
Contractual interest	$169,014	$196,392	$(27,378)	(13.9)%
Net discount/premium accretion	43,163	41,050	2,113	5.1%
Debt issuance costs amortization	4,760	4,769	(9)	(0.2)%
Amortization of interest rate swap settlement	53	168	(115)	(68.5)%
Amortization of treasury hedge settlement	427	427	—	—%
Fair value derivative	—	187	(187)	(100.0)%
Interest cost capitalization	(12,123)	(4,295)	(7,828)	182.3%
Interest on lease liabilities	3,695	3,727	(32)	(0.9)%
Total interest expense	$208,989	$242,425	$(33,436)	(13.8)%
Contractual interest decreased $27.4 million, or 13.9%, primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $18.5 million.
•The unsecured term loan repayments accounted for a decrease of approximately $15.1 million.
•The Unsecured Credit Facility accounted for an increase of approximately $3.0 million as a result of an increased weighted average balance outstanding.
•Active interest rate swaps accounted for an increase of $9.7 million, while expired interest rate swaps accounted for an increase of $0.3 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
•The repayment of the Senior Note due 2025 accounted for a decrease of $6.5 million.

Debt extinguishment costs
During the year ended December 31, 2025, the Company recorded approximately $0.5 million in debt extinguishment costs related to the Unsecured Credit Facility, which replaced the Company's prior credit facility.

Impairment of Real Estate Assets and Credit Loss Reserves
During the year ended December 31, 2025, the Company recognized impairments totaling $361.1 million related to completed or planned dispositions, changes in holding periods or changes in property use. In addition, the Company recorded $1.6 million in credit loss reserves relating to a mortgage notes receivable and a $1.9 million fair value adjustment for an equity investment in other assets.
Impairment of real estate assets in 2024 totaling approximately $249.9 million related to completed or planned dispositions, changes in holding periods or changes in property use. Additionally, the Company recorded $59.5 million of credit loss reserves on its mortgage note receivables and a $4.1 million fair value adjustment for an equity investment in other assets.
Impairment of Goodwill
There was no goodwill impairment in 2025. During the first quarter of 2024, the Company determined that the carrying value of its single reporting unit exceeded estimated fair value and therefore recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the consolidated statements of operations. See Note 1 to the Consolidated Financial Statements accompanying this report for more details.
Equity income (loss) from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures. The losses are primarily attributable to non-cash depreciation expense. See Note 4 for more details regarding the Company's unconsolidated joint ventures.
Interest and other income (expense)
During 2025, the Company recorded approximately $4.3 million from Accumulated other comprehensive income ("AOCI") to other expense related to ineffectiveness and subsequent termination of eight interest rate swaps. See Note 10 to the Consolidated Financial Statements in this report for more details regarding the Company's derivative accounting.
In addition, the Company recognized income of approximately $0.8 million primarily due to a Federal ERC program (Employee Retention Credit) providing cash payment for employee retention during the COVID-19 pandemic totaling $4.4 million, net of a charge for a merger-related transfer tax charge that was finalized during the fourth quarter of 2025 totaling $3.6 million.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The Company's discussion regarding the comparison of the year ended December 31, 2024 compared to the year ended December 31, 2023 was previously disclosed beginning on page 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025, and is incorporated herein by reference.

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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD attributable to common stockholders for the years ended December 31, 2025, 2024, and 2023.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2025	2024	2023
Net loss attributable to common stockholders	$(246,071)	$(654,485)	$(278,261)
Net loss attributable to common stockholders per diluted share [1]	$(0.71)	$(1.81)	$(0.74)

Gain on sales of real estate assets	(235,389)	(104,684)	(77,546)
Impairment of real estate properties	361,090	249,909	149,717
Real estate depreciation and amortization	586,146	690,988	738,526
Non-controlling loss from operating partnership units	(3,497)	(9,149)	(3,426)
Unconsolidated JV depreciation, amortization and impairment	27,769	20,678	18,116
FFO adjustments	$736,119	$847,742	$825,387
FFO adjustments per common share - diluted	$2.08	$2.29	$2.15
FFO attributable to common stockholders	$490,048	$193,257	$547,126
FFO attributable to common stockholders per common share - diluted	$1.38	$0.52	$1.43

Transaction costs	2,029	3,122	2,026
Merger-related costs	—	—	(1,952)
Lease intangible amortization	(1,350)	(2,054)	860
Non-routine tax and legal matters	(118)	1,077	175
Debt financing costs [2]	5,107	237	(62)
Restructuring and severance-related charges	26,318	29,852	1,445
Credit losses and gains (losses) on other assets, net [3]	3,508	59,707	8,599
Impairment of goodwill	—	250,530	—
Merger-related fair value of debt instruments	42,593	40,667	42,885
Unconsolidated JV normalizing items [4]	811	390	389
Normalized FFO adjustments	$78,898	$383,528	$54,365
Normalized FFO adjustments per common share - diluted	$0.22	$1.04	$0.14
Normalized FFO attributable to common stockholders	$568,946	$576,785	$601,491
Normalized FFO attributable to common stockholders per common share - diluted	$1.61	$1.56	$1.57

Non-real estate depreciation and other amortization, net	6,114	1,478	2,566
Non-cash interest amortization, net [5]	5,126	5,101	4,968
Rent reserves, net	952	714	3,163
Straight-line rent, net	(29,392)	(27,254)	(32,592)
Stock-based compensation	13,609	14,036	13,791
Unconsolidated JV non-cash items [6]	(1,420)	(923)	(1,034)
Normalized FFO adjusted for non-cash items	$563,935	$569,937	$592,353
2nd generation tenant improvements	(47,438)	(69,445)	(66,081)
Leasing commissions paid	(31,664)	(47,450)	(36,391)
Building capital	(36,531)	(33,934)	(49,343)
FAD	$448,302	$419,108	$440,538
FFO weighted average common shares outstanding - diluted [7]	354,454	369,767	383,381
1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2For the year ended December 31, 2025, includes loss on debt extinguishment, loss on derivatives, and legal fees related to the Unsecured Credit Facility, which replaced the Company's prior credit facility.
3For the year ended December 31, 2025, includes $1.6 million credit loss reserves on two mortgage note receivables and a $1.9 million loss on other assets included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations. For the year ended December 31, 2024, includes $59.6 million in credit loss reserves, net of recoveries on four notes receivable included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations, $5.1 million gain on sale of other assets included in "Gains on sales of real estate and other assets" on the Statement of Operations, $4.1 million loss on other asset included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations, and a $1.1 million straight line rent reversal included in "Rental income" on the Statement of Operations. For the year ended December 31, 2023, includes a $5.2 million credit allowance for a mezzanine loan included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations and $3.4 million reserve included in “Rental Income” on the Statement of Operations for previously deferred rent and straight line rent for three skilled nursing facilities.

4Includes the Company's proportionate share of normalizing items related to unconsolidated joint ventures such as lease intangibles and transaction costs.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 426,098, 556,201 and 397,168 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following table reflects the Company's Same Store Cash NOI for the years ended December 31, 2025 and 2024.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at December 31, 2025	SAME STORE CASH NOI for the year ended December 31
Dollars in thousands			2025	2024
Same store properties	473	$9,172,301	$601,925	$573,072
Joint venture same store properties	28	$313,552	$16,622	$17,117

The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the years ended December 31, 2025 and 2024:
Reconciliation of Same Store Cash NOI

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2025	2024
Net loss	$(249,485)	$(663,904)
Other expense	342,392	697,381
General and administrative expense	72,569	83,121
Depreciation and amortization expense	563,966	675,152
Other expenses [1]	32,210	23,446
Straight-line rent, net	(23,752)	(26,115)
Joint venture properties	33,503	24,219
Other revenue [2]	(39,792)	(31,967)
Cash NOI	731,611	781,333
Cash NOI not included in same store	(113,064)	(191,144)
Same store cash NOI	618,547	590,189
Same store joint venture properties	(16,622)	(17,117)
Same store cash NOI (excluding JVs)	$601,925	$573,072
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization, non-cash adjustments for financing receivables, and ground lease straight-line rent.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease termination fees, deferred financing cost amortization and principal related to investment in financing receivable, and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF DECEMBER 31, 2025
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	473	$9,172,301	26,303	92.2%
Joint venture same store properties	28	313,552	1,532	90.1%
Wholly owned and joint venture acquisitions	30	183,779	2,193	95.3%
Wholly owned and joint venture re/development completions	4	139,279	332	60.8%
Wholly owned and joint venture re/developments	27	796,431	2,371	70.0%
Total	562	$10,605,342	32,731	90.4%
Joint venture properties	63	608,367	4,113	89.7%
Total wholly-owned real estate properties	499	$9,996,975	28,618	90.5%
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
Direct costs of development and redevelopment projects generally include construction costs, professional services such as architectural and legal costs, travel expenses, and land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. Indirect costs are capitalized during construction and on the unoccupied space in a property for up to one year after the space is ready for its intended use. Capitalized interest is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees who work on these projects maintain and report their hours, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.
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
As of December 31, 2025 and 2024, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $5.0 million and $4.9 million, respectively. The Company expensed costs related to the pursuit of acquisitions and dispositions totaling $1.0 million, $1.7 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $1.0 million, $1.1 million, and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
The Company also performs an annual goodwill impairment review. The Company's reviews are typically performed as of December 31 of each year. In 2025, a review was not necessary as the Company's goodwill asset had a zero balance. During the first quarter of 2024, the Company experienced a sustained decline in the price per share of its common stock, which was identified as an indicator of goodwill impairment. As a result, a goodwill evaluation was performed. As of the measurement date, the Company's current operations are carried out through a single reporting unit that had a carrying value of approximately $12.0 billion. The Company determined that the carrying value exceeded estimated fair value and therefore an impairment of goodwill was recorded. The Company recorded a $250.5 million full impairment of its goodwill, which is recorded as a non-cash charge in “Impairment of goodwill” in the Consolidated Statement of Operations for the year ended December 31, 2024.
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
The Company recorded impairment charges totaling $361.1 million and $249.9 million, respectively, for the years ended December 31, 2025 and December 31, 2024, related to real estate properties sold and properties with changes in the expected holding periods.
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

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2025, the Company had gross investments of approximately $9.1 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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

Revenue Recognition
The Company's primary source of revenue is rental income derived from non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. As of December 31, 2025, with the exception of one finance lease, all of the Company's leases, where the Company is the lessor, are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which include reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectability is probable at lease commencement. If the assessment of collectability changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectability assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
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
As of December 31, 2025, $3.3 billion of the Company’s $3.9 billion carrying value of debt bore interest at fixed rates, excluding the interest rate swaps.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2025	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$120,000	$4,524	$(452)	$452
Unsecured Term Loan due 2027	200,000	7,745	(775)	775
Unsecured Term Loan due 2028	300,000	11,618	(1,162)	1,162
	$620,000	$23,887	$(2,389)	$2,389
The Company has outstanding interest rate swaps to help mitigate its risk related to variable rate debt. As of December 31, 2025, the Company had $500.0 million of interest rate swaps at a weighted average rate of 3.65%. See Note 10 to the Consolidated Financial Statements for more information regarding the Company's interest rate swaps.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2025 [1]	DEC. 31, 2025 [1]	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2024
Fixed Rate Debt
Senior Notes due 2025	$—	$—	$—	$—	$250,605
Senior Notes due 2026	595,026	606,164	605,811	606,493	595,052
Senior Notes due 2027	492,693	506,079	505,358	506,790	494,909
Senior Notes due 2028	298,653	300,739	300,160	301,308	290,349
Senior Notes due 2030	597,188	624,006	621,642	626,339	590,648
Senior Notes due 2030	297,610	274,335	273,254	275,389	258,718
Senior Notes due 2031	296,866	261,216	259,950	262,451	244,270
Senior Notes due 2031	685,873	707,455	704,018	710,818	659,624
Mortgage Notes Payable	28,824	28,766	28,751	28,782	44,251
Total Fixed Rate Debt	$3,292,733	$3,308,760	$3,298,944	$3,318,370	$3,428,426

1Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2026, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Impairments - Fair Value Measurements
The Company recorded total real estate investments, net, of approximately $7.9 billion as of December 31, 2025. As described in Notes 1 and 6 to the consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances indicates that the carrying value might not be fully recoverable. A real estate property is considered no longer recoverable when undiscounted cash flows expected to be generated by the property are less than its carrying value. When management determines that the carrying value of a real estate property may not be fully recoverable, management measures and records an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property using certain assumptions that may include, among others, revenue growth rates, discount rates, and terminal capitalization rates. For the year ended December 31,

2025, the Company recorded impairment charges totaling $361.1 million related to completed or planned dispositions, changes in holding periods, or other events or changes in circumstances.
We identified the fair value measurement of certain impaired real estate properties as a critical audit matter. Judgments are required to be made by management when measuring the fair value of these real estate properties, including the assumptions of the revenue growth rates, discount rates, and terminal capitalization rates used in the discounted cash flow model. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address the critical audit matter included utilizing valuation professionals with specialized skill or knowledge, who assisted in:
•Assessing the reasonableness of revenue growth rates for certain real estate properties by comparing to independent market data.
•Assessing the reasonableness of discount rates and terminal capitalization rates for certain real estate properties by comparing to comparable market transaction details.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 13, 2026

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2025	2024
Real estate properties
Land	$1,060,254	$1,143,468
Buildings and improvements	8,514,165	9,707,066
Lease intangibles	455,254	664,867
Personal property	7,056	9,909
Investment in financing receivables, net	123,249	123,671
Financing lease right-of-use assets	75,083	77,343
Construction in progress	—	31,978
Land held for development	57,535	52,408
Total real estate investments	10,292,596	11,810,710
Less accumulated depreciation	(2,397,795)	(2,483,656)
Total real estate investments, net	7,894,801	9,327,054
Cash and cash equivalents	26,172	68,916
Assets held for sale, net	143,580	12,897
Operating lease right-of-use assets	204,906	261,438
Investments in unconsolidated joint ventures	453,607	473,122
Other assets, net	487,795	507,496
Total assets	$9,210,861	$10,650,923

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2025	2024
Liabilities
Notes and bonds payable	$3,911,423	$4,662,771
Accounts payable and accrued liabilities	211,071	222,510
Liabilities of properties held for sale	15,160	1,283
Operating lease liabilities	162,922	224,499
Financing lease liabilities	73,130	72,346
Other liabilities	160,530	161,640
Total liabilities	4,534,236	5,345,049
Commitments and contingencies (See Footnote 14)
Redeemable non-controlling interests	3,252	4,778
Stockholders' equity
Preferred stock, $0.01 par value; 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized; 351,603 and 350,532 shares issued and outstanding at December 31, 2025 and 2024, respectively.	3,516	3,505
Additional paid-in capital	9,137,257	9,118,229
Accumulated other comprehensive loss	(5,174)	(1,168)
Cumulative net income attributable to common stockholders	128,238	374,309
Cumulative dividends	(4,646,944)	(4,260,014)
Total stockholders’ equity	4,616,893	5,234,861
Non-controlling interest	56,480	66,235
Total equity	4,673,373	5,301,096
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$9,210,861	$10,650,923
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Operations
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Revenues
Rental income	$1,138,056	$1,232,776	$1,309,184
Interest income	14,275	16,383	17,134
Other operating	28,215	19,157	17,451
	1,180,546	1,268,316	1,343,769
Expenses
Property operating	449,075	473,444	500,437
General and administrative	72,569	83,121	58,405
Transaction costs	2,029	3,122	2,026
Merger-related costs	—	—	(1,952)
Depreciation and amortization	563,966	675,152	730,709
	1,087,639	1,234,839	1,289,625
Other income (expense)
Gain on sales of real estate properties and other assets	235,389	109,753	77,546
Interest expense	(208,989)	(242,425)	(258,584)
(Loss) gain on extinguishment of debt	(451)	(237)	62
Impairment of real estate properties and credit loss reserves	(364,598)	(313,547)	(154,912)
Impairment of goodwill	—	(250,530)	—
Equity loss from unconsolidated joint ventures	(188)	(135)	(1,682)
Interest and other (expense) income, net	(3,555)	(260)	1,343
	(342,392)	(697,381)	(336,227)
Net loss	(249,485)	(663,904)	(282,083)
Net loss attributable to non-controlling interests	3,414	9,419	3,822
Net loss attributable to common stockholders	$(246,071)	$(654,485)	$(278,261)

Basic earnings per common share	$(0.71)	$(1.81)	$(0.74)
Diluted earnings per common share	$(0.71)	$(1.81)	$(0.74)

Weighted average common shares outstanding - basic	349,798	365,553	378,928
Weighted average common shares outstanding - diluted	349,798	365,553	378,928
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Loss
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Net loss	$(249,485)	$(663,904)	$(282,083)
Other comprehensive loss
Interest rate swaps
Reclassification adjustment for losses (gains) included in net income (interest expense)	1,043	(13,137)	(14,488)
(Losses) gains arising during the period on interest rate swaps	(2,531)	22,809	1,463
(Losses) gains on settlement of interest rate swaps arising during the period	(2,571)	—	—
	(4,059)	9,672	(13,025)
Comprehensive loss	(253,544)	(654,232)	(295,108)
Less: Comprehensive loss attributable to non-controlling interests	3,551	9,337	3,966
Comprehensive loss attributable to common stockholders	$(249,993)	$(644,895)	$(291,142)
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity and Redeemable Non-Controlling Interests
Amounts in thousands, except per share data

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2022	$3,806	$9,587,637	$2,140	$1,307,055	$(3,329,562)	$7,571,076	$108,742	$7,679,818	$2,014
Issuance of stock, net of costs	—	130	—	—	—	130	—	130	—
Common stock redemption	(1)	(2,234)	—	—	—	(2,235)	—	(2,235)	—
Conversion of OP Units to common stock	2	2,774	—	—	—	2,776	(2,776)	—	—
Share-based compensation	3	14,285	—	—	—	14,288	—	14,288	—
Net loss	—	—	—	(278,261)	—	(278,261)	(3,822)	(282,083)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(14,315)	—	—	(14,315)	(173)	(14,488)	—
Gain on interest rate swaps and treasury locks	—	—	1,434	—	—	1,434	29	1,463	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	1,889
Adjustments to redemption value of redeemable non-controlling interests	—	—	—	—	—	—	—	—	(35)
Dividends to common stockholders ($1.24 per share)	—	—	—	—	(472,231)	(472,231)	(5,748)	(477,979)	—
Balance at December 31, 2023	3,810	9,602,592	(10,741)	1,028,794	(3,801,793)	6,822,662	96,252	6,918,914	3,868
Issuance of stock, net of costs	—	104	—	—	—	104	—	104	—
Common stock redemption	(5)	(8,692)	—	—	—	(8,697)	—	(8,697)	—
Conversion of OP Units to common stock	3	3,409	—	—	—	3,412	(3,412)	—	—
Share-based compensation	5	31,819	—	—	—	31,824	—	31,824	—
Common stock repurchases	(308)	(510,115)	—	—	—	(510,423)	—	(510,423)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(11,930)	(11,930)	—
Net (loss) gain	—	—	—	(654,485)	—	(654,485)	(9,436)	(663,921)	17
Reclassification adjustments for gains included in net income (interest expense)	—	—	(12,954)	—	—	(12,954)	(183)	(13,137)	—
Gains arising during the period on interest rate swaps	—	—	22,527	—	—	22,527	282	22,809	—
Contributions from redeemable non-controlling interests	—	—	—	—	—	—	—	—	13
Adjustments to redemption value of redeemable non-controlling interests	—	(888)	—	—	—	(888)	—	(888)	880
Dividends to common stockholders ($1.24 per share)	—	—	—	—	(458,221)	(458,221)	(5,338)	(463,559)	—
Balance at December 31, 2024	3,505	9,118,229	(1,168)	374,309	(4,260,014)	5,234,861	66,235	5,301,096	4,778
Common stock redemption	(2)	(4,066)	—	—	—	(4,068)	—	(4,068)	—
Conversion of OP Units to common stock	2	332	—	—	—	334	(334)	—	—
Share-based compensation	11	22,376	—	—	—	22,387	—	22,387	—
Redemption of non-controlling interest	—	—	—	—	—	—	(834)	(834)	—
Net (loss) gain	—	—	—	(246,071)	—	(246,071)	(3,498)	(249,569)	84

Reclassification adjustments for losses included in net income (interest expense)	—	—	1,029	—	—	1,029	14	1,043	—
Losses arising during the period on interest rate swaps	—	—	(5,035)	—	—	(5,035)	(67)	(5,102)	—
Adjustments to redemption value of redeemable non-controlling interests	—	386	—	—	—	386	—	386	(1,610)
Dividends to common stockholders and distributions to non-controlling interest holders ($1.10 per share)	—	—	—	—	(386,930)	(386,930)	(5,036)	(391,966)	—
Balance at December 31, 2025	$3,516	$9,137,257	$(5,174)	$128,238	$(4,646,944)	$4,616,893	$56,480	$4,673,373	$3,252
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

	YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES	2025	2024	2023
Net loss	$(249,485)	$(663,904)	$(282,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	563,966	675,152	730,709
Other amortization	47,201	47,165	45,181
Share-based compensation	22,387	31,824	14,288
Amortization of straight-line rent receivable (lessor)	(27,106)	(29,996)	(38,676)
Amortization of straight-line rent on operating leases (lessee)	3,354	3,880	6,084
Loss on derivatives	4,301	—	—
Gain on sales of real estate properties and other assets	(235,389)	(109,753)	(77,546)
Loss (gain) on extinguishment of debt	451	237	(62)
Impairment of real estate properties and credit loss reserves	364,598	313,547	154,912
Impairment of goodwill	—	250,530	—
Equity loss from unconsolidated joint ventures	188	135	1,682
Distributions from unconsolidated joint ventures	21,515	10,498	17,880
Non-cash interest from financing and real estate notes receivable	(1,082)	(1,833)	(1,654)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(31,463)	(34,547)	(55,946)
Accounts payable and accrued liabilities	(25,513)	5,199	(18,775)
Other liabilities	(828)	3,483	3,826
Net cash provided by operating activities	457,095	501,617	499,820

INVESTING ACTIVITIES
Acquisitions of real estate	(100)	—	(49,171)
Development of real estate	(12,622)	(70,338)	(41,058)
Additional long-lived assets	(330,153)	(248,981)	(231,026)
Funding of mortgages and notes receivable	(8,500)	(5,505)	(26,803)
Investments in unconsolidated joint ventures	(2,188)	—	(3,824)
Investment in financing receivable	(502)	(511)	(1,801)
Proceeds from sales of real estate properties and additional long-lived assets	1,004,622	1,221,083	701,434
Contributions from redeemable non-controlling interests	—	13	1,389
Proceeds from insurance recovery	2,000	—	—
Proceeds from notes receivable repayments	58,271	5,162	—
Net cash provided by investing activities	710,828	900,923	349,140

FINANCING ACTIVITIES
Borrowings on unsecured credit facility	1,449,000	1,289,000	694,000
Repayments on unsecured credit facility	(1,329,000)	(1,289,000)	(1,079,000)
Repayment on term loans	(650,140)	(350,000)	—
Repayments of notes and bonds payable	(266,375)	(25,473)	(19,143)
Dividends paid	(386,919)	(457,853)	(472,242)
Net proceeds from issuance of common stock	—	104	130
Common stock redemptions	(4,007)	(8,881)	(2,298)
Common stock repurchases	—	(510,423)	—
Distributions to non-controlling interest holders	(4,927)	(5,473)	(5,123)
Redemption of non-controlling interest	(834)	(744)	—
Settlement of interest rate swaps	(4,329)	—	—
Debt issuance and assumption costs	(13,083)	(563)	(529)
Payments made on finance leases	(53)	(17)	(17)
Net cash used in financing activities	(1,210,667)	(1,359,323)	(884,222)

(Decrease) increase in cash and cash equivalents	(42,744)	43,217	(35,262)
Cash and cash equivalents cash at beginning of period	68,916	25,699	60,961
Cash and cash equivalents at end of period	$26,172	$68,916	$25,699

See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows, cont.
Amounts in thousands

	YEAR ENDED DECEMBER 31,
Supplemental Cash Flow Information	2025	2024	2023
Interest paid	$176,550	$202,503	$216,033
Mortgage notes payable assumed in connection with acquisition of real estate, net	$—	$—	$5,284
Invoices accrued for construction, tenant improvements and other capitalized costs	$55,757	$39,969	$31,469
Capitalized interest	$12,123	$4,295	$2,961
Mortgage notes receivable taken in connection with sale of real estate	$11,800	$9,630	$51,000
Non-controlling interest in sale of real estate	$—	$11,185	$—
Contribution of real estate properties into unconsolidated joint venture	$—	$172,666	$—
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. As of December 31, 2025, the Company had gross investments of approximately $10.3 billion in 502 consolidated real estate properties, developments, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding held for sale assets. In addition, as of December 31, 2025, the Company had a weighted average ownership interest of approximately 30% in 61 real estate properties, excluding held for sale assets, held in unconsolidated joint ventures. See Note 4 below for more details regarding the Company's unconsolidated joint ventures. The Company’s consolidated real estate properties are located in 27 states and total approximately 29.0 million square feet. The Company provided leasing and property management services to 93% of its portfolio nationwide as of December 31, 2025.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of December 31, 2025, the Company owned 98.6% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.4% of OP Units.
Any references to square footage, property count or occupancy percentage, and any amounts derived from these values in these notes to the Company's Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm’s audit.
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
The OP is 98.6% owned by the Company. Holders of operating partnership units (“OP Units”) are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity on the accompanying Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2025, there were approximately 4.9 million, or 1.4% of OP Units issued and outstanding held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of December 31, 2025 and December 31, 2024, the Company had two and three, respectively, consolidated VIEs in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of December 31, 2025 and 2024:

	DECEMBER 31,
(dollars in thousands)	2025	2024
Assets:
Total real estate investments, net	$103,092	$103,933
Cash and cash equivalents	3,599	159
Other assets, net	7,083	4,053
Total assets	$113,774	$108,145
Liabilities:
Notes and bonds payable	$73,468	$60,170
Accounts payable and accrued liabilities	1,678	2,786
Other liabilities	651	45
Total liabilities	$75,797	$63,001
As of December 31, 2025, the Company had three unconsolidated VIEs consisting of two notes receivables and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivables at amortized cost and the joint venture arrangement under the equity method. See below for additional information regarding the Company's unconsolidated VIEs:

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2022	Texas [1]	Equity method	$51,816	$51,816
2024	Texas [2]	Note receivable	$9,691	$16,729
2024	Texas [2]	Note receivable	$1	$4,500
1Includes investments in seven properties.
2The Company provided seller financing and entered into a mortgage loan and a mezzanine loan in connection with a property disposition.

As of December 31, 2025, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 4 for more details regarding the Company's unconsolidated joint ventures.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
allocations to record investments in real estate, impairments, collectability of tenant receivables, and fair value measurements, as applicable.
Reclassifications
Certain reclassifications have been made on the Company's Consolidated Statement of Cash Flows to conform to the current year presentation. Previously, the Company's borrowings and repayments on the Company's unsecured credit facility were presented in a net line in the financing activities on the Company's Consolidated Statement of Cash Flows. These amounts are now presented as separate lines in the financing activities on the Company's Consolidated Statement of Cash Flows.
Segment Reporting
The Company owns, leases, acquires, manages, finances, develops and redevelops outpatient and other healthcare-related properties. The Company is managed as one operating segment, rather than multiple operating segments, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company's chief operating decision makers (“CODM”), represented by the Company's Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, review financial information and assess the consolidated operations of the Company in order to make strategic decisions such as allocation of capital expenditures and other significant expenses. See Note 17 for additional information on segment reporting.
Real Estate Properties
Real estate properties are recorded at cost if acquired in a transaction that is an asset acquisition or at fair value if acquired in a transaction that is a business combination under ASC Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable.
During 2025 and 2024, the Company eliminated against accumulated depreciation approximately $220.8 million and $112.3 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. During 2025 and 2024, approximately $2.5 million and $3.0 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.
Depreciation expense of real estate properties for the three years ended December 31, 2025, 2024 and 2023 was $451.9 million, $507.1 million and $518.6 million, respectively. Depreciation and amortization of real estate assets in place as of December 31, 2025, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	2.0 to 39.0 years
Buildings and improvements	3.3 to 49.0 years
Lease intangibles (including ground lease intangibles)	1.0 to 99.0 years
Personal property	3.0 to 10.0 years
The Company capitalizes direct costs, including costs such as construction costs and professional services, and indirect costs, including capitalized interest and overhead costs, associated with the development and construction of real estate assets while substantive activities are ongoing to prepare the assets for their intended use. Capitalized interest cost is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company continues to capitalize interest on the unoccupied space in a property for up to one year after the space is ready for it intended use, at which time the capitalization of interest must cease.

Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its useful life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. In addition, the Company reviews for possible impairment, those assets subject to purchase options

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
and those impacted by casualty losses, such as tornadoes and hurricanes. A property value is considered impaired only if management's estimate of current and projected (undiscounted and unleveraged) operating cash flows of the property is less than the net carrying value of the property. These estimates of future cash flows include only those that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the property. These estimates, including the useful life determination which can be affected by any potential sale of the property, are based on management's assumptions about its use of the property. Therefore, significant judgment is involved in estimating the current and projected cash flows. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. See Note 6 for additional information on impairment.
Acquisitions of Real Estate Properties with In-Place Leases
The Company's acquisitions of real estate properties typically do not meet the definition of a business and are accounted for as asset acquisitions. Acquisitions of real estate properties with in-place leases are accounted for at cost and allocated based on relative fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if-vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Land fair value is estimated by using an assessment of comparable transactions and other relevant data.
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
See Note 8 for more details on the Company’s intangible assets.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2025 and 2024, the Company had $5.2 million and $1.2 million recorded in accumulated other comprehensive loss, respectively, related to forward starting interest rate swaps entered into and settled during 2015 and 2020 and a hedge of the Company's variable rate debt. See Note 10 for additional information.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company did not have any restricted cash for the years ended December 31, 2025 or 2024.
Cash and cash equivalents are held in bank accounts and overnight investments. The Company maintains its bank deposits with large financial institutions in amounts that often exceed federally-insured limits. The Company has not experienced any losses in such accounts.
Intangible Assets
Identifiable intangible assets of the Company are comprised of in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Because of uncertainties inherent in the estimation of contingent liabilities, it is possible that the Company’s provision for contingent losses could change materially in the near term. To the extent that any significant losses, in addition to amounts recognized, are at least reasonably possible, such amounts will be disclosed in the notes to the Consolidated Financial Statements.
Share-Based Compensation
The Company has various employee and director share-based awards outstanding. These awards include non-vested common stock or other stock-based awards, including units in the OP, pursuant to the Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (the "Incentive Plan"). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date. The Company recognizes the impact of forfeitures as they occur. See Note 12 for details on the Company’s share-based awards.
Accumulated Other Comprehensive (Loss) Income
Certain items must be included in comprehensive (loss) income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, changes in the fair value of derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2025, the Company’s accumulated other comprehensive (loss) income consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of forward starting swaps and treasury hedges. See Note 10 for more details on the Company's derivative financial instruments.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
in thousands	2025	2024	2023
Type of Revenue
Parking income	$8,604	$9,329	$9,903
Management fee income/other [1]	19,611	9,828	7,548
	$28,215	$19,157	$17,451
1 Includes the recovery of certain expenses under the financing receivable as outlined in the management agreement.

The Company’s two major types of revenue that are accounted for under Topic 606 are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle. In most cases, the revenue is due and payable on a monthly basis. The Company had a receivable balance of $2.4 million, $1.9 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The components of rental income are as follows:

	YEAR ENDED DECEMBER 31,
in thousands	2025	2024	2023
Property operating income	$1,110,950	$1,202,780	$1,270,508
Straight-line rent	27,106	29,996	38,676
Rental income	$1,138,056	$1,232,776	$1,309,184
Federal Income Taxes
The Company believes it has qualified to be taxed as a REIT and intends at all times to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. As a REIT, the Company is generally not subject to federal income tax on net income it distributes to its stockholders, but may be subject to certain state and local taxes and fees. See Note 15 for further discussion.
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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2025.
Federal tax returns for the years 2022, 2023, 2024 and 2025 are currently subject to examination by taxing authorities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expenses on the Company’s Consolidated Statements of Operations. See Note 15 for further discussion.
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
Assets Held for Sale
Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less estimated cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Losses resulting from the sale of such properties are characterized as impairment losses in the Consolidated Statements of Operations. See Note 5 for more details on assets held for sale.
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
Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding. Additionally, net income (loss) allocated to OP units has been included in the numerator and common stock related to redeemable OP units have been included in the denominator for the purpose of computing diluted earnings per share. See Note 13 for the calculations of earnings per share.
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with Accounting Standards Update ("ASU") 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities contingently redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Consolidated Balance Sheet. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of December 31, 2025, the Company had redeemable non-controlling interests of $3.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale-leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables as of December 31, 2025 and 2024.

(dollars in thousands) ORIGINATION DATE	LOCATION	INTEREST RATE	CARRYING VALUE as of DECEMBER 31, 2025	CARRYING VALUE as of DECEMBER 31, 2024
May 2021	Poway, CA	5.62%	$117,260	$116,304
November 2021	Columbus, OH	6.48%	5,989	7,367
			$123,249	$123,671
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of December 31, 2025, real estate notes receivable, net, which are included in Other assets, net on the Company's Consolidated Balance Sheets totaled $87.0 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of DECEMBER 31, 2025	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of DECEMBER 31, 2025
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$38	$—	$—	$6,038
Texas	10/03/2024	10/02/2029	11.00%	4,500	1	—	—	—	1
Wisconsin [1]	3/20/2025	3/19/2030	13.00%	8,500	8,500	459	—	—	8,959
				19,000	14,501	497	—	—	14,998
Mortgage loans [2]
California	3/30/2023	3/29/2026	6.50%	45,000	45,000	189	—	—	45,189
Florida	12/28/2023	12/28/2026	9.00%	7,700	5,256	—	—	—	5,256
Texas	10/03/2024	10/02/2029	7.50%	16,729	9,629	62	—	—	9,691
Texas [3]	3/20/2025	3/19/2030	6.75%	5,400	5,400	31	—	—	5,431
Texas [4]	12/30/2025	12/31/2026	6.75%	6,400	6,400	1	—	—	6,401
				81,229	71,685	283	—	—	71,968

				$100,229	$86,186	$780	$—	$—	$86,966
1Outstanding principal and interest due upon maturity.
2Excludes a mortgage loan where the Company received $14.9 million against a $31.2 million loan balance and fully reserved the remainder of $16.8 million. The loan was guaranteed by an individual and while the Company is seeking to collect on the guaranty, there can be no assurance of any recovery.
3In March 2025, the Company provided seller financing of $5.4 million in connection with the sale of a real estate property in Houston, TX.
4In December 2025, the Company provided seller financing of $6.4 million in connection with the sale of a real estate property in Houston, TX.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
In 2025, the Company determined the risk of credit loss on one of its mortgage notes receivable was no longer remote and recorded a credit loss reserve of $1.6 million, which was subsequently written off. As of December 31, 2025, the Company no longer has a position in connection with this loan.
In 2024, the Company determined that an allowance of $46.8 million was needed on two mezzanine loans to cover the entire carrying amount for these loans. In fourth quarter of 2024, the underlying project was sold and the Company received $4.0 million as consideration for its mezzanine loan interests.
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
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	TWELVE MONTHS ENDED DECEMBER 31, 2025	TWELVE MONTHS ENDED DECEMBER 31, 2024
Allowance for credit losses, beginning of period	$16,801	$5,196
Credit loss reserves	1,571	59,563
Recoveries	—	(4,000)
Write-off	(1,571)	(43,958)
Allowance for credit losses, end of period	$16,801	$16,801
Interest Income
Income from Lease Finance Receivables
The Company recognized the related income from two financing receivables totaling $8.0 million, $8.4 million and $8.3 million, respectively, for the years ended December 31, 2025, 2024 and 2023, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income over the life of the lease.
Income from Real Estate Notes Receivable
For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest income of $6.3 million, $8.0 million and $8.8 million, respectively, related to real estate notes receivable. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. The Company did not have any loans on non-accrual status as of December 31, 2025.
New Accounting Pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require entities to provide more detailed information in the notes to the financial statements related to certain expense captions on the face of the income statement. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance in ASC 815. The update improves the application of hedge accounting in the following areas; (i) similar risk assessment for cash flow hedges, (ii) hedging interest payments on choose-your-rate debt, (iii) cash flow hedges on non-financial forecasted transactions, (iv) net written options as hedging instruments and (v) provide for additional flexibility in measuring hedge effectiveness.
The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and applied prospectively. The Company is currently evaluating the impact of the adoption of this ASU may have on its consolidated financial statements.
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to provide clarity on the current interim reporting requirements and the applicability of ASC 270. The new guidance creates a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principal that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the last annual reporting period. Some examples that may require disclosure under this new principal include changes in (i) accounting principles or estimates, (ii) status of long-term contracts, (iii) capitalization, such as new borrowings or financing modifications, and (iv) reporting entity resulting from business combinations or disposals.
The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this ASU may have on its interim consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
2. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s consolidated investments at December 31, 2025.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS AND IMPROVEMENTS	LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Dallas, TX	36	$73,030	$851,579	$24,481	$541	$949,631	$(225,919)
Seattle, WA	24	43,312	563,636	4,920	695	612,563	(210,965)
Houston, TX	24	57,251	514,114	35,348	357	607,070	(120,217)
Charlotte, NC	31	33,173	483,755	23,597	143	540,668	(157,273)
Phoenix, AZ	33	28,913	428,078	20,690	2	477,683	(71,204)
Denver, CO	24	45,638	395,089	23,035	616	464,378	(117,569)
Raleigh, NC	26	56,706	369,535	24,188	23	450,452	(69,561)
Atlanta, GA	23	36,940	364,406	15,739	106	417,191	(98,267)
Nashville, TN	10	21,146	314,583	7,568	748	344,045	(128,484)
Boston, MA	13	115,549	219,953	31,828	60	367,390	(70,977)
Tampa, FL	17	28,987	311,061	20,820	24	360,892	(59,354)
Indianapolis, IN	35	49,245	262,450	17,949	13	329,657	(58,192)
Los Angeles, CA	15	49,770	272,041	438	340	322,589	(139,900)
Austin, TX	11	21,601	224,897	10,472	37	257,007	(49,954)
New York, NY	13	64,542	169,128	22,505	4	256,179	(32,180)
Miami, FL	10	20,323	215,441	10,515	103	246,382	(76,732)
Washington, DC	9	5,270	235,670	3,799	68	244,807	(71,092)
San Francisco, CA	6	49,181	185,080	9,915	52	244,228	(70,269)
Orlando, FL	7	9,793	171,976	13,279	—	195,048	(33,608)
Hartford, CT	25	29,199	140,739	16,006	33	185,977	(30,162)
Other (32 markets)	107	203,774	1,790,017	118,162	191	2,112,144	(490,164)
	499	1,043,343	8,483,228	455,254	4,156	9,985,981	(2,382,043)

Investment in financing receivables, net	1	—	—		—	123,249	—
Financing lease right-of-use assets	1	—	—	—	—	75,083	—
Land held for development	—	—	—	—	—	57,535	—
Corporate property	1	16,911	30,937	—	2,900	50,748	(15,752)
Total real estate investments	502	$1,060,254	$8,514,165	$455,254	$7,056	$10,292,596	$(2,397,795)

3. Leases
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the CPI. In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the years ended December 31, 2025, 2024 and 2023 was $1.1 billion, $1.2 billion and $1.3 billion, respectively.
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2025 were as follows:

In thousands
2026	$763,752
2027	681,288
2028	579,445
2029	485,714
2030	384,798
2031 and thereafter	1,499,975
$4,394,972
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2025, 2024 and 2023.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had gross investments of approximately $55.7 million in three real estate properties as of December 31, 2025 that were subject to purchase options that were exercisable.

Lessee Accounting Under ASC 842
As of December 31, 2025, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. Contracts evaluated and treated as leases are those that convey the right to control the use of identified assets for a period of time in exchange for consideration. ASC 842 requires the recording of these leases based on the aggregate future cash flows, discounted utilizing the implicit rate in the lease, or, if not readily determinable, based upon the lessee's incremental borrowing rate, to which the Company utilizes market inputs that are both similar to the Company's credit profile and corresponding term of the leases. As of December 31, 2025, the Company had 168 properties totaling 12.4 million square feet that were held under ground leases. Some of the ground leases include fixed rent renewal terms and others have market rent renewal terms. The ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the CPI. The Company had 60 prepaid ground leases as of December 31, 2025. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s future lease payments (primarily for its 108 non-prepaid ground leases) as of December 31, 2025 were as follows:

In thousands	OPERATING	FINANCING
2026	$9,305	$2,066
2027	9,438	2,105
2028	9,557	2,137
2029	9,598	2,169
2030	9,471	2,204
2031 and thereafter	422,051	379,720
Total undiscounted lease payments	$469,420	$390,401
Discount	(306,498)	(317,271)
Lease liabilities	$162,922	$73,130

The following table provides details of the Company's total lease expense for the years ended December 31, 2025 and 2024:

	YEAR ENDED DECEMBER 31
In thousands	2025	2024
Operating lease cost
Operating lease expense	$17,640	$18,076
Variable lease expense	5,268	4,939

Finance lease cost
Amortization of right-of-use assets	1,480	1,533
Interest on lease liabilities	3,695	3,727
Total lease expense	$28,083	$28,275

Other information
Operating cash outflows related to operating leases	$16,238	$15,545
Operating cash outflows related to financing leases	$2,235	$2,107
Financing cash outflows related to financing leases	$53	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,855

Weighted-average remaining lease term (excluding renewal options) - operating leases	40.1	44.1
Weighted-average remaining lease term (excluding renewal options) - finance leases	56.9	57.8
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%
4. Acquisitions, Dispositions and Mortgage Repayments
Acquisition Activity
The Company had no real estate acquisition activity for the years ended December 31, 2025 and 2024.
Unconsolidated Joint Ventures
As of December 31, 2025, the Company had a weighted average ownership interest of approximately 30% in 61 real estate properties, excluding held for sale assets, held in unconsolidated joint ventures. The Company recognizes distributions from unconsolidated joint ventures utilizing the nature of distribution approach and classifies the distributions based on the nature of the underlying activity that generated the distribution. The distributions from unconsolidated joint ventures for the years ended December 31, 2025 and 2024 were classified as operating activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company's investment in and loss recognized for the years ended December 31, 2025 and 2024 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in thousands	2025	2024
Investments in unconsolidated joint ventures, beginning of period	$473,122	$311,511
New investments during the period	2,188	172,244
Equity loss recognized during the period	(188)	(135)
Owner distributions	(21,515)	(10,498)
Investments in unconsolidated joint ventures, end of period	$453,607	$473,122

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
2025 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2025:

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER	GAIN/(IMPAIR-MENT)	SQUARE FOOTAGE
Boston, MA	2/7/2025	$4,500	$(135)	$—	$4,365	$4,325	$15	$25	30,304
Denver, CO [1]	2/14/2025	8,600	(2,144)	—	6,456	7,948	113	(1,605)	69,715
Houston, TX [2]	3/20/2025	15,000	(4,087)	(5,400)	5,513	14,343	347	(3,777)	127,933
Boston, MA	4/30/2025	486	(47)	—	439	60	2	377	—
Boston, MA	5/23/2025	3,000	(36)	—	2,964	2,631	27	306	33,176
Jacksonville, FL	6/26/2025	8,100	(11)	—	8,089	23,064	(529)	(14,446)	53,169
Yakima, WA [1]	6/26/2025	31,000	(2,256)	—	28,744	8,689	343	19,712	91,561
Houston, TX	6/27/2025	10,500	(15)	—	10,485	10,250	42	193	—
South Bend, IN	7/15/2025	43,100	(283)	—	42,817	29,481	(7)	13,343	205,573
Milwaukee, WI [1]	7/29/2025	42,000	(913)	—	41,087	40,644	270	173	147,406
Naples, FL	7/29/2025	19,250	(2,692)	—	16,558	15,586	559	413	61,359
New York, NY	7/30/2025	25,000	(1,290)	—	23,710	15,531	364	7,815	89,893
Boston, MA	8/25/2025	450	(45)	—	405	413	32	(40)	9,010
Lakeland, FL [3]	8/27/2025	7,325	(772)	—	6,553	6,899	234	(580)	31,158
Salem, OR	8/29/2025	4,000	(427)	—	3,573	3,482	159	(68)	21,026
Milwaukee, WI [1]	9/29/2025	60,000	(2,203)	—	57,797	61,485	(2,884)	(804)	220,747
Tampa, FL	9/30/2025	22,000	(778)	—	21,222	6,218	646	14,358	47,962
Dallas, TX [3]	9/30/2025	58,800	(1,885)	—	56,915	26,822	5,379	24,714	448,879
Chicago, IL	9/30/2025	18,700	(477)	—	18,223	18,417	(181)	(13)	56,531
Columbus, OH [4]	9/30/2025	33,750	(2,470)	—	31,280	27,884	410	2,986	117,060
Miami, FL	9/30/2025	62,000	(1,867)	—	60,133	45,152	2,580	12,401	152,976
New Haven, CT	10/16/2025	725	(4)	—	721	612	3	106	—
Des Moines, IA	10/29/2025	7,225	(841)	—	6,384	9,275	(2,346)	(545)	152,655
Jacksonville, FL [1]	11/17/2025	18,600	(1,065)	—	17,535	17,590	463	(518)	40,333
Richmond, VA [5]	11/18/2025	171,000	(8,772)	—	162,228	57,224	13,263	91,741	405,945
Boston, MA	12/8/2025	278	(44)	—	234	283	1	(49)	10,380
Atlanta, GA	12/19/2025	3,000	(981)	—	2,019	3,331	(1,209)	(103)	—
Multiple [6]	12/19/2025	348,900	(35,341)	—	313,559	287,121	1,413	25,025	1,522,500
Memphis, TN	12/29/2025	23,021	(79)	—	22,942	8,876	(2,070)	16,136	116,473
Phoenix, AZ	12/29/2025	22,275	(756)	—	21,519	17,367	1,217	2,935	89,980
Phoenix, AZ	12/29/2025	5,225	(335)	—	4,890	4,927	21	(58)	89,983
Houston, TX [7]	12/30/2025	12,500	(4,559)	(6,400)	1,541	7,631	4,811	(4,501)	49,319

Total Dispositions		$1,090,310	$(77,610)	$(11,800)	$1,000,900	$783,561	$23,488	$205,652	4,493,006

1Includes two medical outpatient properties.
2The Company provided seller financing of approximately $5.4 million in connection with this sale.
3Includes four medical outpatient properties.
4Includes three medical outpatient properties.
5Includes six medical outpatient properties.
6The Company sold six MOBs in El Paso, TX, four MOBs in Indianapolis, IN, two MOBs in each of Chicago, IL, Cincinnati, OH, Des Moines, IA, Fort Wayne, IN, Minneapolis, MN and Pittsburgh, PA; and one MOB in each of Detroit, MI, Las Vegas, NV and Salt Lake City, UT to a single buyer in a single transaction.
7The Company provided seller financing of approximately $6.4 million in connection with this sale.

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
6Includes two properties.
7Includes three properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

5. Held for Sale
The Company had 18 properties and one land parcel classified as assets held for sale as of December 31, 2025. The Company had three properties classified as assets held for sale as of December 31, 2024.
The table below reflects the assets and liabilities classified as held for sale as of December 31, 2025 and 2024.

	DECEMBER 31,
Dollars in thousands	2025	2024
Balance Sheet data
Land	$21,193	$10,859
Building and improvements	161,365	3,410
Lease intangibles	7,822	3,286
Personal property	101	—
	190,481	17,555
Accumulated depreciation	(55,908)	(5,275)
Real estate assets held for sale, net [1]	134,573	12,280
Operating lease right-of-use assets	3,641	—
Other assets, net	5,366	617
Assets held for sale, net	$143,580	$12,897

Accounts payable and accrued liabilities	$4,514	$694
Operating lease liabilities	6,792	—
Other liabilities	3,854	589
Liabilities of assets held for sale	$15,160	$1,283
1Net real estate assets held for sale include the impact of $121.7 million and $24.1 million of impairment charges for the years ended December 31, 2025 and 2024, respectively.
Subsequent Dispositions
On January 14, 2026, the Company disposed of a 60,039 square foot medical office building in Atlanta, Georgia for $21.9 million.
This property was classified as held for sale as of December 31, 2025.
6. Impairment Charges - Long-Lived Assets
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
The Company recorded impairment charges totaling $361.1 million related to completed or planned dispositions, changes in holding periods or changes in property use for the year ended December 31, 2025. The Company recorded impairment charges totaling $249.9 million as a result of completed and planned disposition activity for the year ended December 31, 2024. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
As of December 31, 2025, 18 real estate properties totaling $134.3 million were measured at fair value using level 3 fair value hierarchy. The level 3 fair value techniques included using discounted cash flow models, brokerage estimates, letters of intent, and unexecuted purchase and sale agreements, less estimated closing costs, and are non-binding in nature. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to revenue and expense growth rates, terminal capitalization rates, discount rates, capital expenditures and working capital levels.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
7. Other Assets
Other assets consist primarily of real estate notes receivable, straight-line rent receivables, prepaid assets, intangible assets, accounts receivable and additional long-lived assets. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 are detailed in the table below:

Dollars in thousands	December 31, 2025	December 31, 2024
Prepaid assets	$179,179	$154,957
Real estate notes receivable, net	86,966	127,624
Straight-line rent receivables	137,415	124,970
Accounts receivable, net [1]	32,809	36,495
Above-market intangible assets, net	19,108	32,230
Interest rate swap assets	488	5,263
Project costs	5,131	4,903
Additional long-lived assets, net	2,776	4,197
Net investment in lease	2,227	2,168
Investment in securities [2]	—	1,936
Debt issuance costs, net	11,638	1,758
Customer relationship intangible assets, net	1,313	1,011
Other	8,745	9,984
	$487,795	$507,496
1The amounts for December 31, 2025 and 2024 are net of allowance for doubtful accounts of $7.3 million and $9.5 million, respectively.
2This amount represents the value of the Company's preferred stock investment in a data analytics platform. In 2025, a fair value measurement impairment of $1.9 million was recorded on this investment and is included in "Impairment of real estate properties and credit loss reserves" on the Statement of Operations.

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. For additional details on the Company's debt issuance costs, see Note 9 to the Consolidated Financial Statements. The Company’s intangible assets and liabilities, including assets held for sale and certain debt issuance costs, as of December 31, 2025 and 2024 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2025	2024	2025	2024
Credit facility debt issuance costs	$19.4	$6.9	$7.8	$5.2	3.6	Other assets, net
Above-market lease intangibles (lessor)	46.2	74.8	27.1	42.3	3.8	Other assets, net
Customer relationship intangibles (lessor)	2.9	2.1	1.6	1.1	17.6	Other assets, net
Below-market lease intangibles (lessor)	(69.1)	(98.3)	(38.7)	(53.1)	5.1	Other liabilities
At-market lease intangibles	463.1	668.2	276.7	353.9	6.9	Real estate properties
	$462.5	$653.7	$274.5	$349.4	6.7
For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $112.8 million, $167.7 million, and $214.8 million of intangible amortization, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2025:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2026	$61.8
2027	38.9
2028	22.9
2029	13.8
2030	9.0
9. Notes and Bonds Payable

	BALANCE AS OF DECEMBER 31, [1]		MATURITY DATES [2]	CONTRACTUAL INTEREST RATES	EFFECTIVE INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2025	2024
$1.5B Unsecured Credit Facility [3]	$120,000	$—	7/29	SOFR + 0.84%	4.61%	At maturity	Monthly
$200M Unsecured Term Loan [4]	—	199,896	1/26	SOFR + 1.04%	4.91%	At maturity	Monthly
$150M Unsecured Term Loan [5]	—	149,790	6/26	SOFR + 1.04%	4.91%	At maturity	Monthly
$300M Unsecured Term Loan [6]	—	299,981	1/26	SOFR + 1.04%	4.91%	At maturity	Monthly
$200M Unsecured Term Loan	199,635	199,641	7/27	SOFR + 0.94%	4.81%	At maturity	Monthly
$300M Unsecured Term Loan	299,055	298,708	1/28	SOFR + 0.94%	4.81%	At maturity	Monthly
Senior Notes due 2025 [7]	—	249,868	5/25	3.88%	4.12%	At maturity	Semi-annual
Senior Notes due 2026	595,026	586,824	8/26	3.50%	4.94%	At maturity	Semi-annual
Senior Notes due 2027	492,693	488,104	7/27	3.75%	4.76%	At maturity	Semi-annual
Senior Notes due 2028	298,653	298,029	1/28	3.63%	3.85%	At maturity	Semi-annual
Senior Notes due 2030	597,188	586,028	2/30	3.10%	5.30%	At maturity	Semi-annual
Senior Notes due 2030	297,610	297,190	3/30	2.40%	2.72%	At maturity	Semi-annual
Senior Notes due 2031	296,866	296,343	3/31	2.05%	2.25%	At maturity	Semi-annual
Senior Notes due 2031	685,873	667,233	3/31	2.00%	5.13%	At maturity	Semi-annual
Mortgage notes payable	28,824	45,136	4/26-12/26	3.60%-4.50%	3.71%-6.88%	Monthly	Monthly
	$3,911,423	$4,662,771
1Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
2Maturity date does not include extension options.
3As of December 31, 2025, the Company had $1.4 billion available to be drawn on the Unsecured Credit Facility.
4In January 2025, the Company repaid $25 million of the principal balance. In July 2025, the Company repaid $23.6 million of the principal balance. In October 2025, the Company repaid the remaining principal balance of $151.4 million in full.
5In July 2025, the Company repaid $28.5 million of the principal balance. On December 17, 2025, the Company repaid the remaining principal balance of $121.5 million in full.
6In January 2025, the Company repaid $10 million of the principal balance. In July 2025, the Company repaid $21.3 million of the principal balance. In November 2025, the Company repaid the remaining principal balance of $268.7 million in full.
7In May 2025, the Company repaid its Senior Notes due 2025 at maturity consisting of $250 million of principal and $4.8 million of accrued interest.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2025, the Company was in compliance with its financial covenant provisions under its various debt instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Unsecured Credit Facility
On July 25, 2025 and as amended on January 9, 2026, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Unsecured Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association, The Bank of Nova Scotia, and BofA Securities, Inc., as Joint Lead Arrangers; and the other lenders named therein. The New Credit Facility provides for (i) a $1.5 billion unsecured revolving credit facility (the “Revolver”) and (ii) five individual unsecured term loan tranches. At closing, $73.4 million of term loans were repaid. The OP is the borrower under the Unsecured Credit Facility (in such capacity, the “Borrower”). A summary of the principal terms of the Unsecured Credit Facility and the Unsecured Credit Facility's effect on the Company's existing revolving credit term loan facilities is as follows:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Subsequent Activity
In February 2026, the Company entered into a commercial paper dealer agreement to issue short-term commercial paper notes up to $600.0 million, with maturities up to 364 days. The program is back-stopped by the Unsecured Credit Facility. The notes will be issued at par less a discount representing an interest factor, or if interest bearing, at par.

Senior Notes
The following table summarizes the Company’s aggregate Senior notes principal balance as of December 31, 2025 and 2024.

	DECEMBER 31,
Dollars in thousands	2025	2024
Senior notes principal balance	$3,449,285	$3,699,285
Unaccreted discount	(181,552)	(224,759)
Debt issuance costs	(3,824)	(4,907)
Senior notes carrying amount	$3,263,909	$3,469,619

Changes in Debt Structure
On May 1, 2025, the Company repaid its Senior Notes due 2025 at maturity consisting of $250 million of principal and $4.8 million of accrued interest.
Term Loans
The following table summarizes the Company’s aggregate term loan principal balances as of December 31, 2025 and 2024.

	DECEMBER 31,
Dollars in thousands	2025	2024
Term loan principal balances	$500,000	$1,150,000
Debt issuance costs	(1,310)	(1,984)
Term Loans carrying amount	$498,690	$1,148,016

Changes in Debt Structure
During the year ended December 31, 2025, the Company repaid the $300 million Unsecured Term Loan due January 2026, the $200 million Unsecured Term Loan due January 2026, and the $150 million Unsecured Term Loan due June 2026 and recorded approximately $0.5 million of accelerated amortization expense included in the loss of extinguishment of debt.
Mortgage Notes Payable
The following table summarizes the Company’s aggregate mortgage notes principal balance as of December 31, 2025 and 2024.

	DECEMBER 31,
Dollars in thousands	2025	2024
Mortgage notes payable principal balance	$28,904	$45,278
Unamortized premium	—	140
Unaccreted discount	(39)	(134)
Debt issuance costs	(41)	(148)
Mortgage notes payable carrying amount	$28,824	$45,136

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [3]	MATURITY DATE	COLLATERAL [4]	PRINCIPAL AND INTEREST PAYMENTS [5]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2025	2025	2024
Life Insurance Co. [1]	$16.5	3.57%	12/25	MOB,OFC	Monthly/7-yr amort.	$37.2	$—	$15.4
Financial Services [2]	11.5	3.71%	4/26	MOB	Monthly/10-yr amort.	42.5	6.9	7.4
Life Insurance Co. [3]	6.0	6.88%	4/26	MOB	Monthly/7-yr amort.	12.1	5.2	5.2
Life Insurance Co.	19.2	4.08%	12/26	MOB	Monthly/10-yr amort.	44.9	16.7	17.1
						$136.7	$28.8	$45.1
1The Company repaid this loan in full in December 2025.
2In December 2025, the Company extended the maturity date to April 2026.
3The contractual interest rates for the three outstanding mortgage notes ranged from 3.6% to 4.5% as of December 31, 2025.
4MOB-Medical outpatient building; OFC-Office
5Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).
Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2025, were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2026	$628,904	$(41,837)	$(1,719)	$585,348	15.0%
2027	700,000	(36,192)	(1,608)	662,200	16.9%
2028	600,000	(35,179)	(704)	564,117	14.4%
2029	120,000	(37,025)	(674)	82,301	2.1%
2030	949,500	(26,131)	(402)	922,967	23.6%
2031 and thereafter	1,099,785	(5,227)	(68)	1,094,490	28.0%
	$4,098,189	$(181,591)	$(5,175)	$3,911,423	100.0%
1Includes discount accretion and premium amortization related to the Company’s Senior Notes and two mortgage notes payable.
2Excludes approximately $11.6 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net.

10. Derivative Financial Instruments
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2025, 2024, and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
During the year ended December 31, 2025, the Company reclassified $4.3 million of AOCI into "Interest and other (expense) income, net" on the Company's Consolidated Statements of Operations related to ineffective hedged transactions on eight interest rate swaps, which were previously designated as cash flow hedges of interest rate risk, due to debt repayments. The Company terminated interest rate swaps with notional values totaling $575 million, in connection with the repayment of the $300 million Unsecured Term Loan due January 2026, the $200 million Unsecured Term Loan due January 2026, and the $150 million Unsecured Term Loan due June 2026. The Company paid $4.3 million related to the termination of interest rate swaps due to debt repayments, which is included in financing activities on the Company's Consolidated Statements of Cashflows.
As of December 31, 2025, the Company had interest rate derivatives that were designated as cash flow hedges of interest rate risk. The table below presents the notional value and weighted average rates of the Company's derivative financial instruments as of December 31, 2025 and 2024:

	NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE		NOTIONAL VALUE AS OF	WEIGHTED AVERAGE RATE
EXPIRATION	DECEMBER 31, 2025		EXPIRATION	DECEMBER 31, 2024
May 2026	$100,000	2.15%	May 2026	$275,000	3.74%
June 2026	—	—%	June 2026	150,000	3.83%
December 2026	150,000	3.84%	December 2026	150,000	3.84%
June 2027	150,000	4.13%	June 2027	200,000	4.27%
December 2027	100,000	4.13%	December 2027	300,000	3.93%
	$500,000	3.65%		$1,075,000	3.92%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

	AS OF DECEMBER 31, 2025		AS OF DECEMBER 31, 2024
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$488	Other Assets	$2,493
Interest rate swaps 2022	Other Assets	—	Other Assets	2,250
Interest rate swaps 2022	Other Liabilities	(3,928)	Other Liabilities	(853)
Interest rate swaps 2023	Other Assets	—	Other Assets	521
Interest rate swaps 2023	Other Liabilities	—	Other Liabilities	(3,310)
Total derivatives designated as hedging instruments		$(3,440)		$1,101

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) ("AOCI") as of December 31, 2025 and 2024 related to the Company's outstanding interest rate swaps.

	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN AOCI ON DERIVATIVE for the year ended December 31,			AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME for the year ended December 31,
Dollars in thousands	2025	2024		2025	2024
Interest rate swaps 2019	$122	$—	Interest expense	$(2,127)	$—
Interest rate swaps 2022	(2,653)	15,237	Interest expense	(902)	(10,317)
Interest rate swaps 2023	—	7,572	Interest expense	—	(3,416)
Settled treasury hedges	—	—	Interest expense	427	428
Settled interest rate swaps	(2,571)	—	Interest expense	(656)	168
Settled interest rate swaps	—	—	Other expense	4,301	—
Total	$(5,102)	$22,809	Total	$1,043	$(13,137)
The Company estimates that an additional $2.4 million will be reclassified from AOCI as a net increase to interest expense over the next 12 months.
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2025. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Assets
	GROSS AMOUNTS of recognized assets	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF ASSETS presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$488	$—	$488	$(488)	$—	$—

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(3,928)	$—	$(3,928)	$488	$—	$(3,440)
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
As of December 31, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.0 million. As of December 31, 2025, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the years ended December 31, 2025, 2024, and 2023 as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Balance, beginning of year	350,532,006	380,964,433	380,589,894
Issuance of common stock	—	8,623	8,627
Conversion of OP units to common stock	22,228	194,767	190,544
Shares repurchased	—	(30,794,250)	—
Non-vested share-based awards, net of withheld shares and forfeitures	1,048,904	158,433	175,368
Balance, end of year	351,603,138	350,532,006	380,964,433
At-The-Market Equity Offering Program
On December 17, 2025, the Company renewed its ATM equity offering program to sell shares of the Company's common stock from time to time in at-the-market sales transactions. The Company entered into equity distribution agreements with various sales agents having an aggregate offering price of up to $1.0 billion. As of December 31, 2025, there has been no activity under the program.
Dividends Declared
During 2025, the Company declared and paid common stock dividends aggregating $1.10 per share ($0.31 per share for the first and second quarter and $0.24 per share for the third and fourth quarter).
On February 12, 2026, the Company declared a quarterly common stock dividend in the amount of $0.24 per share payable on March 11, 2026, to stockholders of record on February 24, 2026.
Common Stock Repurchases
On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $300.0 million stock repurchase authorization. The stock repurchase authorization expires on October 27, 2026, and the Company may suspend or terminate repurchases at any time without prior notice. Under the Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. As of December 31, 2025, the Company had $500.0 million remaining under its current share repurchase authorization.
Subsequent Activity
In January 2026, the Company repurchased 2.9 million shares of its common stock at an average price of $17.27 per share for a total of $50.0 million resulting in $450.0 million remaining under its current share repurchase authorization.
Accumulated Other Comprehensive (Loss) Income
The following table represents the changes in accumulated other comprehensive (loss) income during the years ended December 31, 2025 and 2024:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2025	2024
Beginning balance	$(1,168)	$(10,741)
Other comprehensive income (loss) before reclassifications	(5,035)	22,527
Amounts reclassified from accumulated other comprehensive (loss) income	1,029	(12,954)
Net current-period other comprehensive income (loss)	(4,006)	9,573
Ending balance	$(5,174)	$(1,168)
The following table represents the details regarding the reclassifications from accumulated other comprehensive (loss) income during the year ended December 31, 2025 (dollars in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$(229)	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	4,301	Interest and other (expense) income, net
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	(3,029)	Interest Expense
	$1,043
12. Stock and Other Incentive Plans
Stock Incentive Plan
The Company's Incentive Plan permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP. As of December 31, 2025 and 2024, the Company had share-based awards available for grant under the Incentive Plan of 3,979,387 and 6,140,496 shares, respectively. Non-vested shares issued to employees under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares through the vesting period. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2025, 2024 and 2023 from the amortization of the value of shares over the vesting period issued to employees and directors was $22.4 million, $31.8 million and $14.6 million, respectively. Included in these amounts for 2025 and 2024, is accelerated amortization of awards in connection with the termination without cause of certain of the Company's officers totaling $8.8 million and $17.8 million, respectively. The following table represents expected amortization of the Company's non-vested shares issued as of December 31, 2025:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2026	$11.5
2027	9.6
2028	2.9
2029	0.6
2030 and thereafter	0.3
Total	$24.9
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
For 2025, 2024 and 2023, compensation expense, included in general and administrative expense, resulting from the amortization of the Executive Incentive Plan non-vested shares and RSU grants to officers was approximately $15.1 million, $16.8 million, and $9.0 million, respectively. Included in these amounts for 2025 and 2024, is accelerated amortization of outstanding non-vested stock and RSU awards in connection with the termination without cause of certain of the Company's officers totaling $6.0 million and $8.5 million, respectively. Details of equity awards that have been issued under this plan are as follows:
Restricted Stock
•During the first quarter of 2025, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $6.9 million,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
which consisted of an aggregate of 414,611 non-vested shares of common stock with a three-year vesting period.
•During the second quarter of 2025, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $7.8 million, which consisted of an aggregate of 499,323 non-vested shares of common stock with vesting periods ranging from three to four years.
•During the third quarter of 2025, the Company granted non-vested stock awards to members of its senior management with an aggregate grant date fair value of $0.5 million, which consisted of an aggregate of 27,946 non-vested shares of common stock with a three-year vesting period.
•During the fourth quarter of 2025, the Company granted non-vested stock awards to members of its senior management with an aggregate grant date fair value of $0.5 million, which consisted of an aggregate of 24,482 non-vested shares of common stock with an approximate two-year vesting period.
Restricted Stock Units
•On February 11, 2025, the Company granted an aggregate of 275,735 RSUs to members of senior management, subject to a three-year performance period, with an aggregate grant date fair value of $5.4 million.
•During the second quarter of 2025, the Company granted an aggregate of 16,038 RSUs to members of senior management, subject to a three-year performance period, with an aggregate grant date fair value of $0.3 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Volatility	27.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	3.80%
Stock price (per share)	$15.70
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.
For 2025, compensation expense resulting from the amortization of LTIP-C units awarded to officers was approximately $2.6 million. The Company accelerated the amortization of outstanding LTIP-C awards in connection with the termination without cause of certain of its officers, totaling $0.8 million.
Officer Incentive Program
In 2025 the Company granted a performance-based award to certain non-executive officers totaling approximately $0.7 million, which was granted in the form of 45,277 non-vested shares. The shares have vesting periods of three years.
For 2025, 2024 and 2023, compensation expense resulting from the amortization of these non-vested share grants awarded to officers was approximately $0.9 million, $0.5 million, and $0.6 million, respectively.
Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2025, 2024 and 2023, the Company issued 17,338 shares, 29,902 shares and 31,792 shares, respectively, to its officers through the salary deferral plan. For 2025, 2024 and 2023, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.5 million, $1.1 million, and $0.9 million, respectively.
Non-employee Directors Incentive Plan
The Company grants non-vested share-based awards to its non-employee directors under the Incentive Plan. The directors’ awards typically have a one-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. For 2025, 2024 and 2023, compensation expense resulting from the amortization of non-vested share-based grants to directors was approximately $1.9 million, $2.4 million, and $2.1 million, respectively.
•During the second quarter of 2025, the Company granted non-vested stock awards to certain of its independent directors, with a grant date fair value of $1.1 million, which consisted of an aggregate of 72,144 non-vested shares, with a one-year vesting period.
•During the second quarter of 2025, the Company also granted LTIP Series D units in the OP to certain of its independent directors, with a grant fair value of $0.5 million, which consisted of an aggregate of 34,586 non-vested units, with a one-year vesting period.
Other Grants
The Company also issued grants to certain members of senior management resulting in compensation expense for 2025, 2024, and 2023 totaling $1.4 million, $2.2 million, and $0.8 million respectively.
In 2024, the Company granted 69,022 non-vested shares to its interim Chief Executive Officer with a grant date fair value of $1.2 million with vesting the earlier of the appointment of a permanent CEO or one-year. In 2025, the Company accelerated the amortization of $0.9 million.
The Company also issued one-time non-vested share grants related to executive management transition in 2016. In 2024, the Company accelerated the amortization of these outstanding awards, including in connection with the termination without cause of its CEO and CFO, totaling $1.6 million.
The following table represents the summary of non-vested share-based awards (including restricted stock, RSUs, LTIP-C units and LTIP-D units) under the Incentive Plans and related information for the years ended December 31, 2025, 2024, and 2023:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2025	2024	2023
Share-based awards, beginning of year	1,799,737	2,615,562	2,090,060
Granted [1]	1,942,226	1,732,484	1,164,359
Vested	(959,869)	(2,284,767)	(403,266)
Change in awards based on performance assessment [2]	(21,758)	(47,202)	(205,668)
Forfeited	(194,899)	(216,340)	(29,923)
Share-based awards, end of year	2,565,437	1,799,737	2,615,562

Weighted-average grant date fair value of
Share-based awards, beginning of year	$22.30	$25.56	$30.35
Share-based awards granted during the year	$14.76	$15.49	$18.70
Share-based awards vested during the year	$17.83	$21.43	$28.38
Share-based awards change in performance assessment during the year	$29.16	$20.21	$29.05
Stock-based awards forfeited during the year	$13.84	$16.87	$31.16
Share-based awards, end of year	$17.89	$22.30	$25.56

Grant date fair value of shares granted during the year	$28,661	$26,844	$22,171
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

The vesting periods for the non-vested shares granted during 2025 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2025 of approximately 2.7 years.
During 2025, 2024 and 2023, the Company withheld 234,496 shares, 485,209 shares and 126,085 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution up to $2,800 per employee, subject to certain limitations. The Company’s matching contributions were approximately $1.3 million for 2025, $1.4 million for 2024 and $1.5 million for 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
13. Earnings Per Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The table below sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024, and 2023.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2025	2024	2023
Weighted average common shares outstanding
Weighted average common shares outstanding	351,350,200	367,444,706	380,850,967
Non-vested shares	(1,552,450)	(1,891,650)	(1,923,096)
Weighted average common shares outstanding - basic	349,797,750	365,553,056	378,927,871

Weighted average common shares outstanding - basic	349,797,750	365,553,056	378,927,871
Dilutive effect of OP Units	—	—	—
Weighted average common shares outstanding - diluted	349,797,750	365,553,056	378,927,871

Net loss	$(249,485)	$(663,904)	$(282,083)
Income allocated to participating securities	(2,217)	(3,122)	(2,504)
Loss attributable to non-controlling interest	3,414	9,419	3,822
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	(193)	(2,798)	(851)
Net loss applicable to common stockholders - basic and diluted	$(248,481)	$(660,405)	$(281,616)

Basic earnings per common share - net loss	$(0.71)	$(1.81)	$(0.74)
Diluted earnings per common share - net loss	$(0.71)	$(1.81)	$(0.74)

The effect of OP Units redeemable for 4,230,433 shares of common stock for the year ended December 31, 2025, was excluded from the calculation of diluted loss per common share because the effect was anti-dilutive as a result of the loss from continuing operations incurred during the year.
14. Commitments and Contingencies
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2025, the Company had commitments of approximately $161.8 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included 17 parcels as of December 31, 2025 and 15 parcels as of December 31, 2024. The Company’s investments in land held for development totaled approximately $57.5 million as of December 31, 2025 and $52.4 million as of December 31, 2024. The current land held for development is located adjacent to certain of the Company's existing medical office buildings in Colorado, Connecticut, Florida, Georgia, New York, North Carolina, Tennessee, Texas, and Washington.
Security Deposits and Letters of Credit
As of December 31, 2025, the Company held approximately $36.7 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
15. Other Data
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
On a tax basis, the Company’s gross real estate assets totaled approximately $10.0 billion, $11.1 billion and $12.6 billion as of December 31, 2025, 2024 and 2023, respectively.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The table below gives the characterization of the distributions of the Company’s common stock for the years ended December 31, 2025, 2024 and 2023.
For the years ended December 31, 2025, 2024 and 2023, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	YEAR ENDED DECEMBER 31,
Dollars in per share amounts	2025	2024	2023
Tax Treatment of Dividends
Ordinary income [1]	$0.4801	$0.4335	$0.5482
Return of capital	0.2544	0.7558	0.5031
Capital gain	0.3655	0.0507	0.1887
Common stock distributions	$1.1000	$1.2400	$1.2400
1Reporting year ordinary income is also Code Section 199A eligible per The Tax Cut and Jobs Act of 2017 as made permanent by the OBBBA.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Operations.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax.
State income tax expense and state income tax payments for the years ended December 31, 2025, 2024 and 2023 are detailed in the table below:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2025	2024	2023
State income tax expense
Texas gross margins tax	$1,175	$1,674	$1,206
Other	106	126	133
Total state income tax expense	$1,281	$1,800	$1,339
State income tax payments, net of refunds and collections	$1,256	$1,787	$1,324

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
16. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash, cash equivalents and restricted cash - The carrying amount approximates fair value (level 1 inputs) due to the short-term maturity of these investments.
•Real estate notes receivable - Real estate notes receivable is recorded in other assets on the Company's Consolidated Balance Sheets. Fair value is estimated using cash flow analyses, based on current interest rates for similar types of arrangements using level 2 inputs in the hierarchy. However, the fair value of one note receivable at December 31, 2024, was determined utilizing the fair value of the receivable's collateral, which was determined based on an executed purchase and sale agreement of the underlying collateral, and therefore was classified as level 1 inputs in the hierarchy.
•Borrowings under the unsecured credit facility and the Term Loans - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
•Senior Notes and Mortgage notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.
•Interest rate swap agreements - Interest rate swap agreements are recorded in other assets/liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models, level 2 inputs, which consider forward yield curves and discount rates. See Note 10 for additional information.
The table below details the fair value and carrying values for our other financial instruments as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$3,911.4	$3,928.8	$4,662.8	$4,578.4
Real estate notes receivable	$87.0	$86.5	$127.2	$122.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of December 31, 2025 and December 31, 2024.
17. Segment Reporting
The Company is a REIT that owns, leases, acquires, invests in joint ventures, manages, finances, develops and redevelops its medical outpatient properties and reports the operating results in the accompanying Consolidated Financial Statements as one reportable segment. The CODM assesses performance and allocates resources based on consolidated net income (loss) as reported on the Company's Consolidated Statements of Operations. The Company uses net income (loss) to monitor expected versus actual results to assess the segment's performance. The measure of the Company's reportable segment assets is reported on the Company's Consolidated Balance Sheets as total assets.
Pursuant to ASU 2023-07, Segment Reporting (Topic 280), public entities are required to disclose more detailed information about significant reportable segment expenses that are regularly provided to the CODM.
The table below details the significant expenses for the years ended December 31, 2025, 2024 and 2023.

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2025	2024	2023
Significant Segment Expenses:
Property taxes	$114,536	$126,692	$137,634
Personnel	92,067	92,935	94,775
Utilities	91,882	97,889	101,840
Maintenance	104,264	110,962	117,969
Totals	$402,749	$428,478	$452,218

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following schedule reconciles net income to segment expenses.

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2025	2024	2023
Revenue	$1,180,546	$1,268,316	$1,343,769
Property taxes	(114,536)	(126,692)	(137,634)
Personnel	(92,067)	(92,935)	(94,775)
Utilities	(91,882)	(97,889)	(101,840)
Maintenance	(104,264)	(110,962)	(117,969)
Other segment expenses [1]	(118,895)	(128,087)	(106,624)
Transaction costs	(2,029)	(3,122)	(2,026)
Merger-related costs	—	—	1,952
Depreciation and amortization	(563,966)	(675,152)	(730,709)
Gain on sales of real estate properties and other assets	235,389	109,753	77,546
Interest expense	(208,989)	(242,425)	(258,584)
(Loss) gain on extinguishment of debt	(451)	(237)	62
Impairment of real estate properties and credit loss reserves	(364,598)	(313,547)	(154,912)
Impairment of goodwill	—	(250,530)	—
Equity loss from unconsolidated joint ventures	(188)	(135)	(1,682)
Interest and other (expense) income, net	(3,555)	(260)	1,343
Net loss	$(249,485)	$(663,904)	$(282,083)
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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, BDO USA, P.C., has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.

Nashville, Tennessee
February 13, 2026

Item 9B. Other Information
During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026, under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Peter A. Scott	46	President and Chief Executive Officer
Daniel Gabbay	46	Executive Vice President and Chief Financial Officer
Andrew E. Loope	57	Executive Vice President, General Counsel and Secretary
Ryan E. Crowley	43	Executive Vice President and Chief Investment Officer
Robert E. Hull	53	Executive Vice President and Chief Operating Officer
Mr. Scott was appointed President and Chief Executive Officer effective April 15, 2025. He was elected to the board of directors of the Company on May 20, 2025. Prior to joining the Company, Mr. Scott was Chief Financial Officer of Healthpeak Properties, Inc. since February 2017. From 2014 to 2017, he served as a Managing Director in the Real Estate Investment Banking Group at Barclays. From 2002 to 2014, he served in various positions of increasing responsibility at various financial services firms.
Mr. Gabbay was appointed as Executive Vice President and Chief Financial Officer effective January 12, 2026. Prior to joining the Company and since 2024 he served as a Managing Director in the Real Estate Investment Banking Group of RBC Capital Markets (“RBC”), with primary coverage responsibility of the healthcare REIT sector. Prior to joining RBC, he served as a Managing Director in the Real Estate Investment Banking Group at Barclays. He began his career at Lehman Brothers in 2001.
Mr. Loope was appointed as Executive Vice President, General Counsel, and Secretary effective January 1, 2025, after serving as Senior Vice President, Corporate Counsel, and Secretary. Prior to joining the Company in 2008, Mr. Loope was an attorney in the corporate and securities group of the law firm Waller Lansden Dortch & Davis, LLP (now Holland & Knight LLP) in Nashville, Tennessee.
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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026, under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
Information with respect to the Company’s policy relating to stockholder recommendations of director candidates is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2026, under the caption “Stockholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026, under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference, except with respect to the disclosure under the heading "Executive Compensation - Pay Versus Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is BDO USA, P.C., Nashville, TN, PCAOB ID#243.
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2025 and December 31, 2024.
•Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
•Consolidated Statements of Equity and Redeemable Non-Controlling Interests for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
•Notes to Consolidated Financial Statements.

2. Financial Statement Schedules
All other schedules are omitted because they are either not applicable, not required, or because the information is included in the consolidated financial statements or notes thereto.
3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
3.2	Fourth Amended and Restated Bylaws of the Company.[2]
3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P., as amended.[4]
3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[4]
4.1	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. [3]
4.2
2026 Notes Indenture, dated as of July 12, 2016 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.50% Senior Notes due 2026 and the guarantee thereof.[5]

4.3
2027 Notes Indenture, dated as of June 8, 2017 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.75% Senior Notes due 2027 and the guarantee thereof.[6]

4.4
2030 Notes Indenture, dated as of September 16, 2019 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 3.10% Senior Notes due 2030 and the guarantee thereof.[7]

4.5
2031 Notes Indenture, dated as of September 28, 2020 among Healthcare Trust of America Holdings, LP (now Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now Healthcare Realty Trust Incorporated), and U.S. Bank National Association, as trustee, including the form of 2.00% Senior Notes due 2031 and the guarantee thereof.[8]

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

10.2	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[9]
10.3	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[10]
10.4	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[11]
10.5	Amended and Restated Employment Agreement, dated July 1, 2021, between Julie F. Wilson and Healthcare Realty Trust Incorporated (now known as HRTI, LLC).[13]
10.6	Executive Incentive Program, dated August 1, 2022.[14]
10.7	Form of LTIP Award Agreement (Executive Version).[15]
10.8	Form of LTIP Award Agreement (Director Version).[15]
10.9	Form of Indemnification Agreement for Directors.[16]
10.10	Form of Restricted Stock Award Certificate.[17]
10.11	The Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021.[18]
10.12	Form of LTIP Award Agreement.[19]
10.13	Amendment No. 3 to Amended and Restated Employment Agreement, dated October 1, 2024, between Robert E. Hull and Healthcare Realty Trust Incorporated.[20]
10.14	Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2024, between Julie F. Wilson and Healthcare Realty Trust Incorporated.[20]
10.15	Amended and Restated Employment Agreement, dated October 1, 2024, between Ryan E. Crowley and Healthcare Realty Trust Incorporated.[20]

10.16	Letter Agreement dated December 8, 2024, between Constance B. Moore and Healthcare Realty Trust Incorporated.[21]
10.17	Amended and Restated Employment Agreement, dated December 8, 2024, between Austen B. Helfrich and Healthcare Realty Trust Incorporated.[22]
10.18	Amended and Restated Employment Agreement, dated December 8, 2024, between Andrew E. Loope and Healthcare Realty Trust Incorporated.[22]
10.19	Agreement dated as of December 8, 2024 by and among Healthcare Realty Trust Incorporated and Starboard Value LP and certain of its affiliated entities and natural persons named therein.[22]
10.20	Employment Agreement, dated April 1, 2025 and effective as of April 15, 2025, between Peter A. Scott and Healthcare Realty Trust Incorporated.[25]
10.21
First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 4, 2025, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent, Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto.[25]

10.22
Fifth Amended and Restated Credit and Term Loan Agreement, dated as of July 25, 2025, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent, Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto.[26]

10.23
First Amendment to the Fifth Amended and Restated Credit and Term Loan Agreement, dated as of January 9, 2026, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent. Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto. (filed herewith)

10.24	Employment Agreement, dated January 7, 2026 and effective as of January 12, 2026, between Daniel Gabbay and Healthcare Realty Trust Incorporated. (filed herewith)
19	Insider Trading Policy.[24]
21	Subsidiaries of the Registrant. (filed herewith)
22	Subsidiary Issuers of Guaranteed Securities. (filed herewith)
23	Consent of BDO USA, P.C., independent registered public accounting firm. (filed herewith)
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

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
97	Healthcare Realty Policy for the Recovery of Erroneously Awarded Compensation.[23]
101.INS	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).

1Filed as an exhibit to the Company's (File No. 001-35568) Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023 and hereby incorporated by reference.
2Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on April 29, 2020 and hereby incorporated by reference.
3Filed as an exhibit to the Company's (File No. 001-35568) Registration Statement on Form S-3 (Registration No. 333-273784) filed with the SEC on August 8, 2023 and hereby incorporated by reference.
4Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on July 26, 2022 and hereby incorporated by reference.
5Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on July 12, 2016 and hereby incorporated by reference.
6Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on June 13, 2017 and hereby incorporated by reference.
7Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on September 16, 2019 and hereby incorporated by reference.
8Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on September 28, 2020 and hereby incorporated by reference.
9Filed as an exhibit to Legacy HR's (File No. 001-11852) Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016 and hereby incorporated by reference.
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
14Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on August 5, 2022 and hereby incorporated by reference.
15Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on May 18, 2012 and hereby incorporated by reference.
16Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on December 22, 2010 and hereby incorporated by reference.
17Filed as an exhibit to the Company's (File No. 001-35568) Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017 and hereby incorporated by reference.
18Included as Appendix A to the Company's (File No. 001-35568) Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021 and hereby incorporated by reference.
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
23Filed as an exhibit to the Company's (File No. 001-35568) Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 and hereby incorporated by reference
24Filed as an exhibit to the Company's (File No. 001-35568) Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025 and hereby incorporated by reference.
25Filed as an exhibit to the Company's (File No. 001-35568) Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 1, 2025 and hereby incorporated by reference.
26Filed as an exhibit to the Company's (File No. 001-35568) Form 8-K filed with the SEC on July 31, 2025, and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.2)
2.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.3)
3.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between Robert E. Hull and Healthcare Realty Trust Incorporated (now known as HRTI, LLC) (filed as Exhibit 10.4)
4.Amended and Restated Employment Agreement between Healthcare Realty Trust Incorporated (now known as HRTI, LLC) and Julie F. Wilson, dated July 1, 2021 (filed as Exhibit 10.5)
5.Executive Incentive Program, dated August 1, 2022 (filed as Exhibit 10.6)
6.Form of LTIP Award Agreement (Executive Version) (filed as Exhibit 10.7)
7.Form of LTIP Award Agreement (Director Version) (filed as Exhibit 10.8)
8.Form of Restricted Stock Award Certificate (filed as Exhibit 10.10)
9.The Company's Amended and Restated 2006 Incentive Plan, dated April 29, 2021 (filed as Exhibit 10.11)
10.Form of LTIP Award Agreement (filed as Exhibit 10.12)
11.Amendment No. 3 to Amended and Restated Employment Agreement, dated October 1, 2024, between Robert E. Hull and Healthcare Realty Trust Incorporated (filed as Exhibit 10.13)
12.Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2024, between Julie F. Wilson and Healthcare Realty Trust Incorporated (filed as Exhibit 10.14)
13.Amended and Restated Employment Agreement, dated October 1, 2024, between Ryan E. Crowley and Healthcare Realty Trust Incorporated (filed as Exhibit 10.15)

14.Letter Agreement dated December 8, 2024, between Constance B. Moore and Healthcare Realty Trust Incorporated (filed as Exhibit 10.16)
15.Amended and Restated Employment Agreement, dated December 8, 2024, between Austen B. Helfrich and Healthcare Realty Trust Incorporated (filed as Exhibit 10.17)
16.Amended and Restated Employment Agreement, dated December 8, 2024, between Andrew E. Loope and Healthcare Realty Trust Incorporated (filed as Exhibit 10.18)
17.Employment Agreement, dated as of April 1, 2025 and effective as of April 15, 2025, between Peter A. Scott and Healthcare Realty Trust Incorporated (filed as Exhibit 10.20)
18.Employment Agreement, dated as of January 7, 2026 and effective as of January 12, 2026, between Daniel Gabbay and Healthcare Realty Trust Incorporated (filed herewith)

Item 16. Form 10-K Summary
None.

SIGNATURES AND SCHEDULES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ PETER A. SCOTT
Peter A. Scott
President, Chief Executive Officer, and Director
February 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter A. Scott	President, Chief Executive Officer and Director	February 13, 2026
Peter A. Scott	(Principal Executive Officer)

/s/ Daniel Gabbay	Executive Vice President and Chief Financial Officer	February 13, 2026
Daniel Gabbay	(Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 13, 2026
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ Thomas N. Bohjalian	Chairman	February 13, 2026
Thomas N. Bohjalian

/s/ David B. Henry	Director	February 13, 2026
David B. Henry

/s/ Jay P. Leupp	Director	February 13, 2026
Jay P. Leupp

/s/ Constance B. Moore	Director	February 13, 2026
Constance B. Moore

/s/ Glenn J. Rufrano	Director	February 13, 2026
Glenn J. Rufrano

/s/ Donald C. Wood	Director	February 13, 2026
Donald C. Wood

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2025	Accounts receivable allowance	$9,536	$1,322	$—	$3,559	$7,299
2024	Accounts receivable allowance	$8,404	$2,094	$—	$962	$9,536
2023	Accounts receivable allowance	$3,954	$5,119	$—	$669	$8,404

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	2 COST CAPITALIZED subsequent to acquisition	TOTAL	1 PERSONAL PROPERTY	3, 4, 6 TOTAL PROPERTY	1, 4, 6 ACCUMULATED DEPRECIATION	5 ENCUMBRANCES	DATE ACQUIRED	DATE CONST.
Dallas, TX	36	$59,646	$13,383	$73,029	$704,073	$171,987	$876,060	$541	$949,630	$225,919	$—	2003-2023	1979-2025
Seattle, WA	24	39,291	4,021	43,312	456,416	112,140	568,556	695	612,563	210,965	—	2008-2022	1970-2018
Houston, TX	24	47,156	10,095	57,251	465,761	83,701	549,462	357	607,070	120,217	—	2007-2022	1980-2018
Charlotte, NC	31	25,635	7,538	33,173	431,082	76,269	507,351	143	540,667	157,273	—	2008-2020	1961-2018
Phoenix, AZ	34	21,120	8,052	29,172	418,645	38,256	456,901	2	486,075	76,144	—	2007-2017	1971-2006
Denver, CO	24	36,449	9,189	45,638	340,321	77,803	418,124	616	464,378	117,569	—	2007-2022	1978-2020
Raleigh, NC	26	46,572	10,134	56,706	364,458	29,265	393,723	23	450,452	69,561	—	2010-2022	1977-2020
Atlanta, GA	24	31,501	8,394	39,895	361,282	26,866	388,148	106	428,149	99,647	—	2008-2022	1974-2014
Nashville, TN	10	18,801	2,345	21,146	226,850	95,301	322,151	748	344,045	128,484	6,938	2004-2022	1976-2022
Boston, MA	13	106,648	8,901	115,549	298,384	(46,602)	251,782	60	367,391	70,977	—	2012-2016	1860-2011
Tampa, FL	17	21,892	7,095	28,987	299,697	32,184	331,881	24	360,892	59,354	—	1994-2023	1975-2015
Indianapolis, IN	35	41,590	7,655	49,245	250,644	29,755	280,399	13	329,657	58,192	—	2007-2019	1988-2013
Los Angeles, CA	15	47,027	2,743	49,770	197,758	74,721	272,479	340	322,589	139,900	16,674	1994-2020	1964-2003
Austin, TX	11	16,719	4,882	21,601	205,284	30,085	235,369	37	257,007	49,954	—	2013-2022	1986-2015
New York, NY	13	58,719	5,823	64,542	160,873	30,760	191,633	4	256,179	32,180	—	2014-2019	1920-1988
Miami, FL	13	19,200	3,162	22,362	193,569	38,643	232,212	103	254,677	79,038	—	1994-2020	1954-2009
Washington, DC	9	3,756	1,515	5,271	187,478	51,990	239,468	68	244,807	71,092	—	2004-2021	1959-2011
San Francisco, CA	6	48,443	737	49,180	164,349	30,646	194,995	52	244,227	70,269	—	2015-2022	1912-2014
Orlando, FL	7	6,734	3,059	9,793	176,080	9,175	185,255	—	195,048	33,608	—	1998-2017	1994-2009
Hartford, CT	25	23,996	5,203	29,199	151,860	4,885	156,745	33	185,977	30,162	—	2016-2019	1955-2017
Other (32 markets)	120	176,307	43,408	219,715	1,969,776	85,200	2,054,976	292	2,274,983	537,446	5,212	1993-2023
Total real estate	517	897,202	167,334	1,064,536	8,024,640	1,083,030	9,107,670	4,257	10,176,463	2,437,951	28,824
Land held for develop.	—	57,535	—	57,535	—	—	—	—	57,535		—
Financing lease right-of-use assets	1	—	—	—	—	—	—	—	75,083	—	—
Investment in financing receivables, net	1	—	—	—	—	—	—	—	123,249	—	—
Corporate Property	1	16,869	42	16,911	11,656	19,281	30,937	2,900	50,748	15,752	—
Total properties	520	$971,606	$167,376	$1,138,982	$8,036,296	$1,102,311	$9,138,607	$7,157	$10,483,078	$2,453,703	$28,824
1Includes eighteen assets held for sale as of December 31, 2025 with gross real estate investments of approximately $190.5 million.
2Includes the impact of any impairment on real estate charges recorded
3Total properties as of December 31, 2025 have an estimated aggregate total cost of $10.0 billion for federal income tax purposes.
4Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 49.0 years, lease intangibles over 1.0 to 99.0 years, personal property over 3.0 to 10.0 years, and land improvements over 2.0 to 39.0 years.
5Includes debt issuance costs and unaccreted discount totaling $0.1 million as of December 31, 2025.
6Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2025, 2024 and 2023 follows:

	YEAR ENDED DEC. 31, 2025		YEAR ENDED DEC. 31, 2024		YEAR ENDED DEC. 31, 2023
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning balance	$11,828,265	$2,488,931	$13,408,713	$2,227,766	$14,076,475	$1,645,271
Additions during the period
Real estate acquired	—	—	—	—	54,024	2,322
Other improvements	33,844	328,130	53,748	549,160	28,521	668,069
Land held for development	—	—	—	—		—
Construction in progress	10,344	—	69,598	—	49,901	—
Investment in financing receivable, net	(422)	—	1,541	—	2,366	—
Financing lease right-of-use assets, net	(2,261)	—	(4,865)	—	(1,616)	—
Corporate Properties	—	—	—	—	—	—
Retirement/dispositions
Real estate	(1,386,692)	(363,358)	(1,700,470)	(287,995)	(800,958)	(87,896)
Ending balance	$10,483,078	$2,453,703	$11,828,265	$2,488,931	$13,408,713	$2,227,766

Schedule IV – Mortgage Loans on Real Estate Assets as of December 31, 2025

Dollars in thousands		Final Maturity Date	Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage loan on real estate located in: [1]
California	6.50%	3/29/2026	(2)	$—	$45,000	$45,189	$—
Florida	9.00%	12/28/2026	(3)	—	5,256	5,256	—
Texas	6.75%	12/31/2026	(2)	—	6,400	6,401	—
Texas	7.50%	10/02/2029	(2)	—	9,629	9,691	—
Texas	6.75%	3/19/2030	(2)	—	5,400	5,431	—
Mezzanine loans on real estate located in:
Arizona	9.00%	12/20/2026	(2)	—	6,000	6,038	—
Texas	11.00%	10/02/2029	(2)	—	1	1	—
Wisconsin	13.00%	3/19/2030	(4)	—	8,500	8,959	—
Total real estate notes receivable				$—	$86,186	$86,966	$—

1 Excludes a mortgage loan where the Company received $14.9 million against a $31.2 million loan balance and fully reserved the remainder of $16.8 million. The loan was guaranteed by an individual and while the Company is seeking to collect on the guaranty, there can be no assurance of any recovery.

2 Interest only payments due with principal and any unpaid interest due on the maturity date.
3 Monthly installment payments of principal and interest.
4 Capitalized interest through maturity, with outstanding principal and accrued interest due on the maturity date.
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Balance as of the beginning of the year	$127,624	$173,614	$99,643
Additions:
Fair value real estate notes assumed	—	—	—
New real estate notes	20,300	9,630	58,700
Draws on existing real estate notes	—	5,505	19,103
Accretion of fees and other items	497	3,600	1,364
Deductions:
Collection of real estate loans	(59,884)	(5,162)	—
Deferred fees and other items	—	—	—
Allowance for credit loss	(1,571)	(59,563)	(5,196)
Balance as of the end of the year	$86,966	$127,624	$173,614

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.