Form 10-Q
period 2026-03-31
Healthcare Realty Trust Inc
filed 2026-05-01
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of April 27, 2026, the Registrant had 346,521,578 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2026	DECEMBER 31, 2025
Real estate properties
Land	$1,060,296	$1,060,254
Buildings and improvements	8,541,368	8,514,165
Lease intangibles	424,502	455,254
Personal property	7,316	7,056
Investment in financing receivable, net	122,346	123,249
Financing lease right-of-use assets	74,703	75,083
Land held for development	57,799	57,535
Total real estate properties	10,288,330	10,292,596
Less accumulated depreciation and amortization	(2,468,461)	(2,397,795)
Total real estate properties, net	7,819,869	7,894,801
Cash and cash equivalents	26,235	26,172
Assets held for sale, net	123,411	143,580
Operating lease right-of-use assets	202,710	204,906
Investments in unconsolidated joint ventures	467,459	453,607
Other assets, net	508,480	487,795
Total assets	$9,148,164	$9,210,861

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,103,918	$3,911,423
Accounts payable and accrued liabilities	137,712	211,071
Liabilities of assets held for sale	13,576	15,160
Operating lease liabilities	162,380	162,922
Financing lease liabilities	73,679	73,130
Other liabilities	159,888	160,530
Total liabilities	4,651,153	4,534,236
Commitments and contingencies
Redeemable non-controlling interests	3,339	3,252
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 346,534 and 351,603 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,465	3,516
Additional paid-in capital	9,040,690	9,137,257
Accumulated other comprehensive loss	(2,421)	(5,174)
Cumulative net income attributable to common stockholders	128,182	128,238
Cumulative dividends	(4,730,746)	(4,646,944)
Total stockholders' equity	4,439,170	4,616,893
Non-controlling interest	54,502	56,480
Total equity	4,493,672	4,673,373
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$9,148,164	$9,210,861
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2026	2025
Revenues
Rental income	$267,575	$288,857
Interest income	3,712	3,731
Other operating	7,703	6,389
	278,990	298,977
Expenses
Property operating	100,058	109,897
General and administrative	17,343	13,530
Transaction costs	937	1,011
Depreciation and amortization	128,985	156,035
	247,323	280,473
Other income (expense)
Gain on sales of real estate properties and other assets	10,777	2,904
Interest expense	(43,890)	(54,812)
Loss on extinguishment of debt	(21)	—
Impairment of real estate properties and credit loss recoveries (reserves)	984	(12,081)
Equity income from unconsolidated joint ventures	496	1
Interest and other (expense) income, net	8	95
	(31,646)	(63,893)
Net income (loss)	$21	$(45,389)
Net (income) loss attributable to non-controlling interests	(77)	516
Net loss attributable to common stockholders	$(56)	$(44,873)

Basic earnings per common share	$(0.00)	$(0.13)
Diluted earnings per common share	$(0.00)	$(0.13)

Weighted average common shares outstanding - basic	347,439	349,539
Weighted average common shares outstanding - diluted	347,439	349,539

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026 and 2025
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2026	2025
Net income (loss)	$21	$(45,389)
Other comprehensive loss
Interest rate derivatives
Reclassification adjustments for losses (gains) included in interest and other expense	22	(941)
Gains (losses) arising during the period on interest rate swaps	2,777	(5,178)
	2,799	(6,119)
Comprehensive income (loss)	2,820	(51,508)
Less: comprehensive (gain) loss attributable to non-controlling interests	(36)	681
Comprehensive income (loss) attributable to common stockholders	$2,784	$(50,827)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended March 31, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2025	$3,516	$9,137,257	$(5,174)	$128,238	$(4,646,944)	$4,616,893	$56,480	$4,673,373	$3,252
Common stock redemptions	(1)	(2,040)	—	—	—	(2,041)	—	(2,041)	—
Share-based compensation	7	5,415	—	—	—	5,422	—	5,422	—
Common stock repurchases	(57)	(99,942)	—	—	—	(99,999)	—	(99,999)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(769)	(769)	—
Net (loss) income	—	—	—	(56)	—	(56)	(10)	(66)	87
Reclassification adjustments for losses included in net income (interest expense)	—	—	22	—	—	22	—	22	—
Gains arising during the period on interest rate swaps	—	—	2,731	—	—	2,731	46	2,777	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.24 per share)	—	—	—	—	(83,802)	(83,802)	(1,245)	(85,047)	—
Balance at March 31, 2026	$3,465	$9,040,690	$(2,421)	$128,182	$(4,730,746)	$4,439,170	$54,502	$4,493,672	$3,339

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
Common stock redemptions	—	(215)	—	—	—	(215)	—	(215)	—
Share-based compensation	5	3,023	—	—	—	3,028	—	3,028	—
Redemption of non-controlling interest	—	—	—	—	—	—	(330)	(330)	—
Net loss	—	—	—	(44,873)	—	(44,873)	(600)	(45,473)	84
Reclassification adjustments for gains included in net income (interest expense)	—	—	(928)	—	—	(928)	(13)	(941)	—
Losses arising during the period on interest rate swaps	—	—	(5,110)	—	—	(5,110)	(68)	(5,178)	—
Adjustments to redemption value of redeemable non-controlling interests	—	232	—	—	—	232	—	232	(235)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(108,725)	(108,725)	(1,279)	(110,004)	—
Balance at March 31, 2025	$3,510	$9,121,269	$(7,206)	$329,436	$(4,368,739)	$5,078,270	$63,945	$5,142,215	$4,627

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
OPERATING ACTIVITIES	2026	2025
Net income (loss)	$21	$(45,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128,985	150,969
Other amortization	11,801	11,641
Share-based compensation	5,422	3,028
Amortization of straight-line rent receivable (lessor)	(8,459)	(7,709)
Amortization of straight-line rent on operating leases (lessee)	563	865
Gain on sales of real estate properties and other assets	(10,777)	(2,904)
Loss on extinguishment of debt	21	—
Impairment of real estate properties and credit loss reserves	(984)	12,081
Equity income from unconsolidated joint ventures	(496)	(1)
Distributions from unconsolidated joint ventures	5,281	3,557
Non-cash interest from financing and notes receivable	(428)	(178)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(21,122)	(27,748)
Accounts payable and accrued liabilities	(55,537)	(64,848)
Other liabilities	(1,414)	14,424
Net cash provided by operating activities	52,877	47,788

INVESTING ACTIVITIES
Acquisitions of real estate	(2,117)	—
Development of real estate	—	(3,414)
Additional long-lived assets	(61,154)	(69,128)
Investments in unconsolidated joint ventures	(18,637)	(852)
Investment in financing receivable	1,003	(3)
Proceeds from sales of real estate properties and additional long-lived assets	29,321	19,353
Proceeds from insurance recovery	4,935	—
Proceeds from notes receivable repayments	1,340	15,211
Net cash used in investing activities	(45,309)	(38,833)

FINANCING ACTIVITIES
Borrowings on unsecured credit facility	252,000	159,000
Repayments on unsecured credit facility	(316,500)	(65,000)
Net borrowings on commercial paper program	250,715	—
Repayment on term loans	—	(35,000)
Repayments of notes and bonds payable	(5,500)	(345)
Dividends paid	(83,902)	(108,809)
Common stock redemptions	(2,041)	(215)
Common stock repurchases	(99,999)	—
Distributions to non-controlling interest holders	(1,060)	(1,315)
Redemption of non-controlling interest	(769)	(330)
Debt issuance and assumption costs	(425)	—
Payments made on finance leases	(24)	(135)
Net cash used in financing activities	(7,505)	(52,149)

Increase (decrease) in cash and cash equivalents	63	(43,194)
Cash and cash equivalents cash at beginning of period	26,172	68,916
Cash and cash equivalents at end of period	26,235	25,722

	THREE MONTHS ENDED March 31,
Supplemental Cash Flow Information	2026	2025
Interest paid	$60,785	$67,283
Mortgage notes receivable taken in connection with sale of real estate	$—	$5,400
Invoices accrued for construction, tenant improvements and other capitalized costs	$38,372	$26,828
Capitalized interest	$3,471	$857

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2026, the Company had gross investments of approximately $10.3 billion in 502 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding assets held for sale. In addition, as of March 31, 2026, the Company had a weighted average ownership interest of approximately 30% in 62 real estate properties, excluding assets held for sale, held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 27 states and total approximately 29.0 million square feet. The Company provided leasing and property management services to 92% of its portfolio nationwide as of March 31, 2026.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of March 31, 2026, the Company owned 98.8% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.2% of OP Units.
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
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2026 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
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
The OP is 98.8% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2026, there were approximately 4.3 million OP Units, or 1.2% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of March 31, 2026 and December 31, 2025, the Company had two consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Assets:
Total real estate investments, net	$104,454	$103,092
Cash and cash equivalents	4,111	3,599
Other assets, net	7,929	7,083
Total assets	$116,494	$113,774
Liabilities:
Notes and bonds payable	$74,846	$73,468
Accounts payable and accrued liabilities	2,131	1,678
Other liabilities	649	651
Total liabilities	$77,626	$75,797
As of March 31, 2026, the Company had three unconsolidated VIEs consisting of two notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivable as amortized cost and the joint venture arrangement under the equity method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2022	Texas [1]	Equity method	50,188	50,188
2024	Texas [2]	Note receivable	9,691	16,729
2024	Texas [2]	Note receivable	1	4,500
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
Reclassifications
Certain reclassifications have been made on the Company's Condensed Consolidated Statement of Cash Flows to conform to current year presentation. Previously, the Company's borrowings and repayments on the Company's unsecured credit facility ("Revolving Facility") were presented in a net line in the financing activities on the Company's Condensed Consolidated Statement of Cash Flows. These amounts are now presented as separate lines in the financing activities on the Company's Condensed Consolidated Statement of Cash Flows.
Certain reclassifications have been made on the Company's Condensed Consolidated Statement of Income to conform to current year presentation. Previously, the Company's leasing commission amortization was presented in property operating expense on the Company's Condensed Consolidated Statement of Income. These amounts are now presented in depreciation and amortization on the Company's Condensed Consolidated Statement of Income. This resulted in $5.1 million being reclassified into depreciation and amortization for the three months ended March 31, 2025.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of March 31, 2026, the Company had redeemable non-controlling interests of $3.3 million.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants.
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate assets but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables as of March 31, 2026 and December 31, 2025.

(dollars in thousands)			CARRYING VALUE AS OF
ORIGINATION DATE	LOCATION	INTEREST RATE	MARCH 31, 2026	DECEMBER 31, 2025
May 2021	Poway, CA	5.62%	$116,353	$117,260
November 2021	Columbus, OH	6.48%	5,993	5,989
			$122,346	$123,249
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of March 31, 2026, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $87.0 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of MARCH 31, 2026	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of MARCH 31, 2026
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$38	$—	$—	$6,038
Texas	10/03/2024	10/02/2029	11.00%	4,500	1	—	—	—	1
Wisconsin [1]	3/20/2025	3/19/2030	13.00%	8,500	8,500	753	—	—	9,253
				19,000	14,501	791	—	—	15,292
Mortgage loans
California [2]	3/30/2023	4/30/2026	6.50%	45,000	45,000	189	—	—	45,189
Florida	12/28/2023	12/28/2026	9.00%	7,700	4,916	—	—	—	4,916
Texas	10/03/2024	10/02/2029	7.50%	16,729	9,629	62	—	—	9,691
Texas	3/20/2025	3/19/2030	6.75%	5,400	5,400	31	—	—	5,431
Texas [1]	12/30/2025	12/31/2026	6.75%	6,400	6,400	109	—	—	6,509
				81,229	71,345	391	—	—	71,736

				$100,229	$85,846	$1,182	$—	$—	$87,028
1Outstanding principal and interest due upon maturity.
2Mortgage loan maturity was extended to April 30, 2026.

Subsequent Loan Activity
In April 2026, the Company entered into a mezzanine loan agreement to provide funding up to $6.3 million for a future development. As of the date of this filing, no funding has been provided.
In April 2026, the Company received the full outstanding balance related to the California mortgage loan.
Allowance for Credit Losses
Pursuant to ASC Topic 326: Financial Instruments - Credit Losses, the Company adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under ASC Topic 326. The Company utilizes a probability of default method approach for estimating current expected credit losses and evaluates the liquidity and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
In the first quarter of 2026, the Company received $1.0 million related to a mortgage loan in which the Company previously reserved the remaining outstanding balance of $16.8 million. The Company no longer has a position in the loan.
The following table summarizes the Company's allowance for credit losses on real estate notes receivable:

Dollars in thousands	THREE MONTHS ENDED MARCH 31, 2026	TWELVE MONTHS ENDED DECEMBER 31, 2025
Allowance for credit losses, beginning of period	$16,801	$16,801
Credit loss reserves	—	1,571
Recoveries	(1,000)	—
Write-off	(15,801)	(1,571)
Allowance for credit losses, end of period	$—	$16,801
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.0 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.7 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. The Company did not have any loans on non-accrual status as of March 31, 2026.
Revenue from Contracts with Customers (ASC Topic 606)
The Company recognizes certain revenue under the core principle of ASC Topic 606: Revenue from Contracts with Customers ("ASC Topic 606"). This topic requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of ASC Topic 606. To achieve the core principle, the Company applies the five-step model specified in the guidance.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2026	2025
Type of Revenue
Parking income	$2,069	$1,863
Management fee income/other [1]	5,634	4,526
	$7,703	$6,389
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
currently evaluating the impact of the adoption of this ASU may have on its interim consolidated financial statements.
Note 2. Real Estate Investments
Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three months ended March 31, 2026 and 2025 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2026	2025

Investments in unconsolidated joint ventures, beginning of period	$453,607	$473,122
New investment during the period [1]	18,637	852
Equity income recognized during the period	496	1
Owner distributions	(5,281)	(3,557)
Investments in unconsolidated joint ventures, end of period	$467,459	$470,418
1In the first quarter 2026, the Company contributed $17.7 million towards the acquisition of a property in an existing joint venture.
Subsequent Activity
On April 27, 2026, an unconsolidated joint venture where the Company owns 50%, sold a property for a total purchase price of $18.7 million.

2026 Acquisition Activity
The Company had no real estate acquisition activity for the three months ended March 31, 2026.
Subsequent to March 31, 2026, the Company acquired the following property:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Charlotte, NC [1]	4/24/26	$3,670	12,418
1 Represents an additional fully leased condominium unit in an existing building, bringing the Company's ownership of the building to 93%.
2026 Disposition Activity
The following table details the Company's dispositions for the three months ended March 31, 2026.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Atlanta, GA	1/14/26	$21,900	$(838)	$21,062	$9,579	$338	$11,145	60,039
Oklahoma City, OK [1]	3/3/26	11,500	(2,557)	8,943	8,520	184	239	186,301

Total dispositions		$33,400	$(3,395)	$30,005	$18,099	$522	$11,384	246,340
1Includes two medical outpatient properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Assets Held for Sale
The Company had 15 properties and one land parcel classified as assets held for sale as of March 31, 2026, and 18 properties and one land parcel classified as assets held for sale as of December 31, 2025.
The table below reflects the assets and liabilities classified as held for sale as of March 31, 2026 and December 31, 2025:

Dollars in thousands	March 31, 2026	December 31, 2025
Balance Sheet data:
Land	$17,761	$21,193
Building and improvements	141,531	161,365
Lease intangibles	7,822	7,822
Personal property	62	101
	167,176	190,481
Accumulated depreciation	(49,722)	(55,908)
Real estate assets held for sale, net [1]	117,454	134,573
Operating lease right-of-use assets	2,476	3,641
Other assets, net	3,481	5,366
Assets held for sale, net	$123,411	$143,580

Accounts payable and accrued liabilities	$4,203	$4,514
Operating lease liabilities	5,588	6,792
Other liabilities	3,785	3,854
Liabilities of assets held for sale	$13,576	$15,160
1Net real estate assets held for sale include the impact of $0.4 million of impairment charges for the three months ended March 31, 2026.
Note 3. Leases
Lessor Accounting
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2054. Some leases provide tenants with fixed rent renewal terms while others have market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s single-tenant net leases generally require the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
The Company's leases have escalators that are predominately based on a stated percentage, while others are based on an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three months ended March 31, 2026 and 2025 was $267.6 million and $288.9 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of March 31, 2026, were as follows:

Dollars in thousands	OPERATING
2026 (remaining)	$576,155
2027	709,643
2028	627,977
2029	535,634
2030	439,661
2031 and thereafter	1,846,813
$4,735,883
Lessee Accounting
The Company has obligations, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2026, the Company had 168 ground leases associated with properties covering 12.4 million square feet. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 60 prepaid ground leases as of March 31, 2026. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.3 million of the Company's rental expense for each of the three months ended March 31, 2026 and 2025, respectively.
The Company’s future lease payments (primarily for its 108 non-prepaid ground leases), excluding amounts due for assets held for sale, as of March 31, 2026, were as follows:

Dollars in thousands	OPERATING	FINANCING
2026	$6,552	$1,438
2027	9,438	2,105
2028	9,557	2,137
2029	9,598	2,169
2030	9,471	2,204
2031 and thereafter	422,051	379,720
Total undiscounted lease payments	466,667	389,773
Discount	(304,287)	(316,094)
Lease liabilities	$162,380	$73,679

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three months ended March 31, 2026 and 2025:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2026	2025
Operating lease cost
Operating lease expense	$3,424	$4,358
Variable lease expense	1,502	1,328

Finance lease cost
Amortization of right-of-use assets	366	370
Interest on lease liabilities	928	916
Total lease expense	$6,220	$6,972

Other information
Operating cash flows outflows related to operating leases	$3,313	$4,492
Operating cash flows outflows related to financing leases	$354	$543
Financing cash flows outflows related to financing leases	$24	$134

Weighted-average years remaining lease term (excluding renewal options) - operating leases	39.9	44.0
Weighted-average years remaining lease term (excluding renewal options) - finance leases	56.7	57.5
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of March 31, 2026 and December 31, 2025.

	MATURITY DATE [1]	BALANCE AS OF [2]		EFFECTIVE INTEREST RATE as of 3/31/2026
Dollars in thousands		3/31/2026	12/31/2025
$1.5 billion Revolving Facility [3]	7/29	$55,500	$120,000	4.47%
Commercial Paper Program [4]	7/29	250,873	—	4.20%
$200 million Unsecured Term Loan	7/27	199,693	199,635	3.67%
$300 million Unsecured Term Loan	1/28	299,169	299,055	4.26%
Senior Notes due 2026	8/26	597,140	595,026	4.94%
Senior Notes due 2027	7/27	493,875	492,693	4.76%
Senior Notes due 2028	1/28	298,812	298,653	3.85%
Senior Notes due 2030	2/30	600,072	597,188	5.30%
Senior Notes due 2030	3/30	297,717	297,610	2.72%
Senior Notes due 2031	3/31	296,998	296,866	2.25%
Senior Notes due 2031	3/31	690,685	685,873	5.13%
Mortgage notes payable [5]	4/26-12/26	23,384	28,824	3.71% - 4.08%
		$4,103,918	$3,911,423
1Maturity date does not include extension options.
2Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
3As of March 31, 2026, the Company had $1.2 billion available to be drawn on its $1.5 billion Revolving Facility after Commercial Paper Program borrowings.
4Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company uses the maturity date of the Revolving Facility. At March 31, 2026, the weighted average days remaining until maturity of the individual Commercial Paper Program borrowings was approximately 10 days.
5In March 2026, the Company repaid a mortgage note payable in full totaling $5.2 million. In April 2026, a mortgage note payable with a maturity date of April 2026 was extended to June 2026 and is expected to be repaid.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Commercial Paper Program
In February 2026, the Company entered into a commercial paper dealer agreement to issue short-term commercial paper notes of up to $600.0 million, with maturities up to 364 days. The program is backstopped by the Revolving Facility. The notes will be issued at par less a discount representing an interest factor, or if interest bearing, at par. As of March 31, 2026, the Company had a principal balance of $251.0 million outstanding.
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
In February 2026, the Company terminated three interest rate swaps with a total notional value of $400.0 million that were set to mature in 2026 and 2027. The Company entered into two new interest rate swaps with a total notional value of $400.0 million, at a strike price of 3.32%, that mature in January 2029.
As of March 31, 2026, the Company had six outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

MATURITY	NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$100,000	2.15%
January 2029	400,000	3.32%
	$500,000	3.09%
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025.

	AS OF MARCH 31, 2026		AS OF DECEMBER 31, 2025
In thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$126	Other Assets	$488
Interest rate swaps 2022	Other Liabilities	—	Other Liabilities	(3,928)
Interest rate swaps 2026	Other Assets	2,226	Other Assets	—
Total derivatives designated as hedging instruments		$2,352		$(3,440)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2026 and 2025 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2026	2025		2026	2025
Interest rate swaps	$(2,408)	$5,178	Interest expense	$(544)	$(1,090)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	(369)	—	Interest expense	459	42
	$(2,777)	$5,178	Total	$22	$(941)
The Company estimates that an additional $1.4 million will be reclassified from accumulated other comprehensive loss as a net increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties providing that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2026, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of March 31, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2026, and the twelve months ended December 31, 2025:

	THREE MONTHS ENDED MARCH 31, 2026	TWELVE MONTHS ENDED DECEMBER 31, 2025
Balance, beginning of period	351,603,138	350,532,006
Conversion of OP units to common stock	—	22,228
Shares Repurchased	(5,748,656)	—
Non-vested share-based awards, net of withheld shares and forfeitures	679,066	1,048,904
Balance, end of period	346,533,548	351,603,138
Common Stock Dividends
During the three months ended March 31, 2026, the Company declared and paid common stock dividends totaling $0.24 per share. On April 30, 2026, the Company declared a quarterly common stock dividend in the amount of $0.24 per share payable on May 22, 2026 to stockholders of record on May 11, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
During the three months ended March 31, 2026, the Company repurchased 5.7 million shares of its common stock at an average price of $17.38 per share for a total of $99.9 million. As of March 31, 2026, the Company had $400.1 million remaining under its current share repurchase authorization.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2026	2025

Weighted average common shares outstanding	349,254,937	350,758,618
Non-vested shares	(1,815,533)	(1,219,619)
Weighted average common shares outstanding - basic	347,439,404	349,538,999

Weighted average common shares outstanding - basic	347,439,404	349,538,999
Dilutive effect of OP Units	—	—
Weighted average common shares outstanding - diluted	347,439,404	349,538,999

Net loss	$21	$(45,389)
Income allocated to participating securities	(758)	(612)
(Income) loss attributable to non-controlling interest	(77)	516
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	100	(17)
Net loss applicable to common stockholders - basic and diluted	$(714)	$(45,502)

Basic earnings per common share - net loss	$(0.00)	$(0.13)
Diluted earnings per common share - net loss	$(0.00)	$(0.13)
The effect of OP Units redeemable for 4,278,028 shares of common stock and Restricted Stock Units of 493,403 shares for the three months ended March 31, 2026, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan (the "Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the three months ended March 31, 2026, the Company made the following equity awards under the Incentive Plan:
Restricted Stock
During the first quarter of 2026, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $13.2 million, which consisted of an aggregate of 771,426 non-vested shares of common stock with vesting periods ranging from three to eight years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Restricted Stock Units ("RSUs")
In February 2026, the Company granted an aggregate of 45,009 RSUs to named executive officers, subject to a three-year performance period, with an aggregate grant date fair value of $1.1 million.
The RSUs vest based on relative total shareholder return ("TSR") performance and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $24.27 for the RSU grants using the following assumptions:

Volatility	25.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	3.63%
Stock price (per share)	$17.13
LTIP Series C Units ("LTIP-C units")
In February 2026, the Company granted an aggregate of 940,051 LTIP-C units in the OP to its named executive officers subject to a three-year performance period with an aggregate grant date fair value of $9.3 million.
The LTIP-C units in the OP vest based on relative TSR performance and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $10.93 for the LTIP-C grant using the following assumptions:

Volatility	25.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	3.63%
Stock price (per share)	$17.13
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.
The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three months ended March 31, 2026 and 2025:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Share-based awards, beginning of period	2,565,437	1,799,737
Granted [1]	1,756,486	919,937
Vested	(327,836)	(39,970)
Change in awards based on performance assessment	(114,947)	(59,762)
Forfeited	(69,864)	—
Share-based awards, end of period	3,809,276	2,619,942
1LTIP-C units in the OP are issued at the maximum number of units of the award and are reflected as such in this table until the performance conditions have been satisfied, and the exact number of awards are determinable.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

During the three months ended March 31, 2026 and 2025, the Company withheld 118,232 and 13,063 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
The following table represents expected amortization of the Company's non-vested awards issued as of March 31, 2026:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2026 (remaining)	$13.5
2027	16.4
2028	10.4
2029	1.8
2030 and thereafter	0.5
Total	$42.6
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
•Borrowings under the revolving facility, commercial paper program, and the term loans - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2]	$4,103.9	$4,070.4	$3,911.4	$3,928.8
Real estate notes receivable	$87.0	$86.7	$87.0	$86.5
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of March 31, 2026 and December 31, 2025.
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
The table below details the significant expenses for the three months ended March 31, 2026 and 2025.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2026	2025
Significant Segment Expenses:
Property taxes	$26,025	$28,810
Personnel	24,561	24,379
Utilities	21,042	21,951
Maintenance	25,748	28,747
Totals	$97,376	$103,887
The following schedule reconciles net income (loss) to segment expenses for the three months ended March 31, 2026 and 2025.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2026	2025
Revenue	$278,990	$298,977
Property taxes	(26,025)	(28,810)
Personnel	(24,561)	(24,379)
Utilities	(21,042)	(21,951)
Maintenance	(25,748)	(28,747)
Other segment expenses [1]	(20,025)	(19,540)
Transaction costs	(937)	(1,011)
Depreciation and amortization	(128,985)	(156,035)
Gain on sales of real estate properties and other assets	10,777	2,904
Interest expense	(43,890)	(54,812)
Loss on extinguishment of debt	(21)	—
Impairment of real estate properties and credit loss recoveries (reserves)	984	(12,081)
Equity income from unconsolidated joint ventures	496	1
Interest and other (expense) income, net	8	95
Net income (loss)	$21	$(45,389)
1    Other segment expenses are primarily related to administrative costs, travel, legal, technology, and insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2025, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Unless stated otherwise or the context otherwise requires, references to the "Company," "we," "us," and "our" are to Healthcare Realty Trust and its consolidated subsidiaries, including the OP.

Disclosure Regarding Forward-Looking Statements
This report contains disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can often be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could materially affect the Company’s current plans and expectations and future financial condition and results. Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports filed by the Company with the SEC from time to time include, among other things, the following:
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
•If lenders under the Revolving Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted;
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
The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, principal payments on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company expects to fund its investment activity generally through equity or debt issuances either in the public or private markets, asset sales and joint venture contributions or through proceeds from the Revolving Facility and Commercial Paper Program.
As of March 31, 2026, the Company had $1.2 billion available to be drawn on the Revolving Facility, net of Commercial Paper Program borrowings, and available cash.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, tenant improvement allowances, operating and finance lease payments, paying dividends, share repurchases, and funding debt service, through cash on hand, cash flows from operations and the cash flow sources addressed above. Management believes that the Company's liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Dividends paid by the Company for the three months ended March 31, 2026 were funded from cash flows from operations and the Revolving Facility, as cash flows from operations were not adequate to fully fund dividends, primarily as a result of the timing of interest payments. The Company expects that cash flows from operations will generate sufficient cash flows during 2026 such that dividends for the full year 2026 can be funded by cash flows from operations or other sources of liquidity described above.
See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.
Operating Activities
Cash flows provided by operating activities increased from $47.8 million for the three months ended March 31, 2025 to $52.9 million for the three months ended March 31, 2026. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.

The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold which would adversely affect the Company's results of operations and cash flows.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2026 and March 31, 2025, were approximately $45.3 million and $38.8 million, respectively. Below is a summary of the investing activities.
Acquisitions
The Company had no real estate acquisition activity for the three months ended March 31, 2026.

Subsequent to March 31, 2026, the Company acquired the following property:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Charlotte, NC [1]	4/24/26	$3,670	12,418
1.Represents an additional fully leased condominium unit, by Novant Health under a long-term lease in an existing building, bringing the Company's ownership of the building to 93%.

Dispositions
The Company disposed of three medical outpatient properties during the three months ended March 31, 2026 for a total sales price of $33.4 million, generating net proceeds of $30.0 million after closing credits. The following table details these dispositions for the three months ended March 31, 2026:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Atlanta, GA	1/14/26	$21,900	60,039
Oklahoma City, OK [1]	3/3/26	11,500	186,301

Total		$33,400	246,340
1Includes two medical outpatient properties.

Capital Expenditures
During the three months ended March 31, 2026, the Company incurred capital costs totaling $49.1 million for the following:
•$18.3 million toward development and redevelopment of properties;
•$18.2 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$8.5 million toward second generation tenant improvements; and
•$4.1 million toward building capital.
Investment in Unconsolidated Joint Venture
During the three months ended March 31, 2026, the Company invested additional funding of $18.6 million, of which $17.7 million related to a property acquisition, in existing joint ventures in which it holds a 20% interest.
Real Estate Notes Receivable
See Note 1 to the Condensed Consolidated Financial Statements in this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2026 and March 31, 2025, were approximately $7.5 million and $52.1 million, respectively. See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.

Debt Activity
On February 12, 2026, Healthcare Realty established its inaugural commercial paper program, with a total size of up to $600 million. As of March 31, 2026, the Company had a principal balance of $251.0 million outstanding.
In February 2026, the Company terminated three interest rate swaps with a total notional value of $400.0 million that were set to mature in 2026 and 2027. The Company entered into two new interest rate swaps with a total notional value of $400.0 million, at a strike price of 3.32%, that mature in January 2029.
As of March 31, 2026, the Company had six outstanding interest rate derivatives totaling $500.0 million to hedge the one-month term Secured Overnight Financing Rate ("SOFR"). As of March 31, 2026, all six of these swaps were designated as cash flow hedges. The following table details the amount and rate of each swap (dollars in thousands):

EXPIRATION DATE	TOTAL OUTSTANDING AMOUNT	WEIGHTED AVERAGE RATE
May 2026	$100,000	2.15%
January 2029	400,000	3.32%
	$500,000	3.09%
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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on Company operations. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, some of the factors and trends that management believes may impact future operations of the Company are outlined below.
Economic and Market Conditions
Increased volatility in interest rates and in the capital markets have increased the Company’s cost and impacted the availability of debt and equity capital. Limited availability and increases in the cost of capital could adversely impact the Company’s ability to finance operations and acquire, develop, and redevelop properties. To the extent the Company’s tenants experience increased costs or financing difficulties due to the economic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due. Additionally, increased interest rates may also result in less liquid property markets, limiting the Company’s ability to sell existing assets or obtain joint venture capital.
Expiring Leases
The Company expects that approximately 10-15% of its leases will expire each year in the ordinary course of business. There are 768 multi-tenant and single-tenant leases totaling 2.2 million square feet that will expire during the remainder of 2026. Approximately 72% of the leases expiring during the remainder of 2026 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first three months of the year was within this range.

Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expenses based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2026, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 30% having modified gross lease structures and approximately 62% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2026 [1]
Current [2]	3	$55,561
2026 (remaining)	5	152,129
2027	6	171,785
2028	6	157,118
2029	3	77,658
2030	—	—
2031	4	111,910
2032	2	24,874
2033	—	—
2034	—	—
2035	2	40,318
2036 and thereafter [3]	9	345,996
Total	40	$1,137,349
1Purchase option prices are based on fair market value components that are determined by an appraisal process, except for two properties totaling $42.6 million with stated prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of 21.7 years.
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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs, restructuring, severance and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, non-cash financing receivable amortization, loan origination cost amortization, deferred financing fees amortization, and stock-based compensation expense; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
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

The table below reconciles net loss to FFO, Normalized FFO and FAD for the three months ended March 31, 2026 and 2025:

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2026	2025
Net loss attributable to common stockholders	$(56)	$(44,873)
Net loss attributable to common stockholders per diluted share [1]	$(0.00)	$(0.13)

Gain on sales of real estate properties	(10,777)	(2,904)
Impairment of real estate properties	16	10,145
Real estate depreciation and amortization	127,921	155,288
Non-controlling loss from operating partnership units	(10)	(599)
Unconsolidated JV depreciation and amortization	6,604	6,717

FFO attributable to common stockholders	$123,698	$123,774
FFO attributable to common stockholders per common share - diluted	$0.35	$0.35

Transaction costs	937	1,011
Debt financing costs	116	—
Restructuring and severance-related charges	7,562	502
Merger-related fair value of debt instruments	10,991	10,446
Other	1,078	1,989

Normalized FFO attributable to common stockholders	$144,382	$137,722
Normalized FFO attributable to common stockholders per common share - diluted	$0.41	$0.39

Non-real estate depreciation and amortization	663	1,269
Non-cash interest amortization, net	1,367	1,217
Straight-line rent, net	(10,291)	(7,891)
Stock-based compensation	3,927	3,028
Unconsolidated JV non-cash items	(89)	(253)
Rent reserves, net	—	94
Maintenance capex	(27,101)	(32,966)
FAD	$112,858	$102,220
FFO weighted average common shares outstanding - diluted [2]	352,211	353,522

1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2 The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 493,403 and 317,511, respectively, for the three months ended March 31, 2026 and 2025, and the dilutive impact of 4,278,028 OP Units outstanding for the three months ended March 31, 2026,

Cash Net Operating Income ("NOI") and Same Store Cash NOI
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
The following table reflects the Company's Same Store Cash NOI for the three months ended March 31, 2026 and 2025:

	NUMBER OF PROPERTIES	GROSS INVESTMENT as of March 31, 2026	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2026	2025
Same store properties	471	$8,984,154	$153,603	$143,475
Joint venture same store properties	58	$497,342	$7,479	$7,206
The following tables reconcile net income (loss) to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2026 and 2025:
Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2026	2025
Net income (loss)	$21	$(45,389)
Other expense	31,646	63,893
General and administrative expense	17,343	13,530
Depreciation and amortization expense	128,985	156,035
Other expenses [1]	2,995	2,498
Straight-line rent, net	(7,896)	(6,844)
Joint venture properties	8,560	8,282
Other revenue [2]	(11,980)	(9,907)
Cash NOI	169,674	182,098
Cash NOI not included in same store	(8,592)	(31,417)
Same store cash NOI	161,082	150,681
Same store joint venture properties	(7,479)	(7,206)
Same store cash NOI (excluding JVs)	$153,603	$143,475
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease termination fees and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2026
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	471	$8,984,154	26,102	92.1%
Joint venture same store properties	58	497,342	3,725	93.8%
Wholly owned and joint venture acquisitions	1	17,820	144	100.0%
Developments	2	87,595	224	60.5%
Development completions	2	53,900	107	89.6%
Redevelopments	23	822,621	2,071	69.5%
Redevelopment completions	6	156,027	510	79.9%
Total	563	$10,619,459	32,883	90.5%
Joint venture properties	64	627,938	4,257	90.5%
Total owned real estate properties	499	$9,991,521	28,626	90.5%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.

Results of Operations
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
The Company’s results of operations for the three months ended March 31, 2026, compared to the same period in 2025 were impacted by developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $21.3 million, or 7.4%, for the three months ended March 31, 2026, compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2025 and 2026 resulted in a decrease of $32.8 million.
•Leasing activity resulted in an increase of $10.9 million.
•Developments completed in 2025 resulted in an increase of $0.6 million.
Other operating income increased $1.3 million, or 20.6%, for the three months ended March 31, 2026, compared to the prior year period primarily as a result of income from management fees.
Expenses
Property operating expenses decreased $9.8 million, or 9.0%, for the three months ended March 31, 2026, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $12.8 million.
•Decreases in portfolio operating expenses as follows:
▪Property tax expense of $0.2 million; and
▪Other administrative and legal expenses of $0.2 million;
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $1.5 million;
◦Compensation expense of $0.9 million;
◦Maintenance and repair expense of $0.7 million; and
◦Janitorial expense of $0.1 million.
•Developments completed in 2025 resulted in an increase of $0.2 million.
General and administrative expenses increased approximately $3.8 million, or 28.2%, for the three months ended March 31, 2026, compared to the prior year period primarily as a result of the following activity:
•Increase in restructuring and severance-related charges of $7.1 million and non-cash incentive compensation expense of $0.9 million.
•Decreases in the following expenses:
•Cash compensation expense of $3.1 million;
◦Incentive based cash compensation expense of $0.4 million; and
◦Other decreases include legal and other administrative costs of $0.7 million.

Depreciation and amortization expense decreased $27.1 million, or 17.3%, for the three months ended March 31, 2026, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $19.9 million.
•Assets that became fully depreciated resulted in a decrease of $17.3 million.
•Various building and tenant improvement expenditures resulted in an increase of $9.8 million.
•Developments completed in 2025 resulted in an increase of $0.3 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
In the three months ended March 31, 2026, the Company recognized gains on sale of real estate properties and other assets of approximately $10.8 million. In the three months ended March 31, 2025, the Company recognized gains on sale of real estate properties and other assets of approximately $2.9 million.
Interest expense
Interest expense decreased $10.9 million, or 19.9%, for the three months ended March 31, 2026, compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2026	2025	$	%
Contractual interest	$33,619	$42,885	$(9,266)	(21.6)%
Net discount/premium accretion	11,169	10,590	579	5.5%
Debt issuance costs amortization	1,258	1,129	129	11.4%
Amortization of interest rate swap settlement	280	42	238	566.7%
Amortization of treasury hedge settlement	107	107	—	—%
Interest cost capitalization	(3,471)	(857)	(2,614)	305.0%
Interest on lease liabilities	928	916	12	1.3%
Total interest expense	$43,890	$54,812	$(10,922)	(19.9)%
Contractual interest expense decreased $9.3 million, or 21.6%, for the three months ended March 31, 2026, compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $9.2 million as a result of a decreased aggregate balance.
•The Revolving Facility accounted for an increase of approximately $1.4 million as a result of an increased weighted average balance outstanding.
•The repayment of the Senior Notes due 2025 accounted for a decrease of $2.4 million.
•Active interest rate swaps accounted for an increase of $0.7 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
•The commercial paper program accounted for an increase of approximately $0.4 million.
Impairment of real estate properties and credit loss reserves
In the first quarter of 2026, the Company recognized a $1.0 million credit loss recovery on one of its previously settled mortgage notes receivable. In the first quarter of 2025, the Company recognized impairments totaling $5.4 million on four properties sold and $4.8 million on three properties with changes in the expected holding periods. In addition, the Company recorded a $1.9 million fair value adjustment for an equity investment in other assets.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2026, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors and other risks and uncertainties as described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs (2)	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs (2)
January 1 - January 31 (3)	2,949,338	$17.27	2,891,708	450,057,958
February 1 - February 28	60,111	17.24	—	450,057,958
March 1 - March 31 (4)	2,857,439	17.48	2,856,948	400,115,119
Total	5,866,888	$17.33	5,748,656	400,115,119
1Share purchases in the three months ended March 31, 2026 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as well as shares repurchased under publicly announced programs.
2On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $300.0 million stock repurchase authorization. The stock repurchase authorization expires on October 27, 2026, and the Company may suspend or terminate repurchases at any time without prior notice.
3In January 2026, the Company repurchased 2.9 million shares of its common stock at an average price of $17.27 per share for a total of $49.9 million resulting in $450.1 million of authorized share repurchases remaining.
4In March 2026, the Company repurchased 2.9 million shares of its common stock at an average price of $17.48 per share for a total of $49.9 million resulting in $400.1 million of authorized share repurchases remaining.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Fifth Articles of Amendment and Restatement of the Company, as amended.[1]
Exhibit 3.2	Fourth Amended and Restated Bylaws of the Company.[2]
Exhibit 3.3	Certificate of Limited Partnership of Healthcare Realty Holdings, L.P., as amended.[3]
Exhibit 3.4	Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P.[3]
Exhibit 10.1
First Amendment to the Fifth Amended and Restated Credit and Term Loan Agreement, dated as of January 9, 2026, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent. Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto.[4]

Exhibit 10.2	Employment Agreement, dated January 7, 2026 and effective as of January 12, 2026, between Daniel Gabbay and Healthcare Realty Trust Incorporated.[4]
Exhibit 22	Subsidiary Issuers of Guaranteed Securities (filed herewith).
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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
4 Filed as an exhibit to the Company's (File No. 001-35568) Form 10-K for the year ended December 31, 2025 filed with the SEC on February 13, 2026 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ Daniel Gabbay
Daniel Gabbay
Executive Vice President and Chief Financial Officer
May 1, 2026