Form 10-Q
period 2026-06-30
Healthcare Realty Trust Inc
filed 2026-07-30
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of July 27, 2026, the Registrant had 342,719,760 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2026	DECEMBER 31, 2025
Real estate properties
Land	$1,055,183	$1,060,254
Buildings and improvements	8,696,204	8,514,165
Lease intangibles	412,116	455,254
Personal property	7,515	7,056
Investment in financing receivable, net	6,003	123,249
Financing lease right-of-use assets	74,273	75,083
Land held for development	52,942	57,535
Total real estate properties	10,304,236	10,292,596
Less accumulated depreciation and amortization	(2,559,332)	(2,397,795)
Total real estate properties, net	7,744,904	7,894,801
Cash and cash equivalents	18,987	26,172
Assets held for sale, net	95,895	143,580
Operating lease right-of-use assets	201,916	204,906
Investments in unconsolidated joint ventures	457,033	453,607
Other assets, net	482,416	487,795
Total assets	$9,001,151	$9,210,861

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,166,944	$3,911,423
Accounts payable and accrued liabilities	159,728	211,071
Liabilities of assets held for sale	14,099	15,160
Operating lease liabilities	161,462	162,922
Financing lease liabilities	74,099	73,130
Other liabilities	151,845	160,530
Total liabilities	4,728,177	4,534,236
Commitments and contingencies
Redeemable non-controlling interests	3,435	3,252
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 342,720 and 351,603 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,427	3,516
Additional paid-in capital	8,940,542	9,137,257
Accumulated other comprehensive income (loss)	1,598	(5,174)
Cumulative net income attributable to common stockholders	84,668	128,238
Cumulative dividends	(4,813,087)	(4,646,944)
Total stockholders' equity	4,217,148	4,616,893
Non-controlling interest	52,391	56,480
Total equity	4,269,539	4,673,373
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$9,001,151	$9,210,861
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2026	2025	2026	2025
Revenues
Rental income	$270,550	$287,070	$538,125	$575,927
Interest income	3,266	3,449	6,978	7,180
Other operating	8,033	6,983	15,736	13,371
	281,849	297,502	560,839	596,478
Expenses
Property operating	98,981	104,197	199,039	214,094
General and administrative	14,361	23,482	31,704	37,011
Transaction costs	1,473	593	2,410	1,604
Depreciation and amortization	128,065	153,476	257,051	309,510
	242,880	281,748	490,204	562,219
Other income (expense)
Gain on sales of real estate properties and other assets	3,713	20,004	14,490	22,907
Interest expense	(45,146)	(53,346)	(89,036)	(108,157)
Loss on extinguishment of debt	(1,698)	—	(1,718)	—
Impairment of real estate properties and credit loss recoveries (reserves)	(42,741)	(142,348)	(41,757)	(154,429)
Equity income from unconsolidated joint ventures	2,929	158	3,425	159
Interest and other (expense) income, net	19	(366)	27	(271)
	(82,924)	(175,898)	(114,569)	(239,791)
Net loss	$(43,955)	$(160,144)	$(43,934)	$(205,532)
Net loss attributable to non-controlling interests	441	2,293	364	2,808
Net loss attributable to common stockholders	$(43,514)	$(157,851)	$(43,570)	$(202,724)

Basic earnings per common share	$(0.13)	$(0.45)	$(0.13)	$(0.58)
Diluted earnings per common share	$(0.13)	$(0.45)	$(0.13)	$(0.58)

Weighted average common shares outstanding - basic	342,301	349,628	344,856	349,584
Weighted average common shares outstanding - diluted	342,301	349,628	344,856	349,584

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2026 and 2025
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2026	2025	2026	2025
Net loss	$(43,955)	$(160,144)	$(43,934)	$(205,532)
Other comprehensive loss
Interest rate derivatives
Reclassification adjustments for losses (gains) included in interest and other expense	279	(980)	301	(1,921)
Gains (losses) arising during the period on interest rate swaps	3,789	(1,028)	6,566	(6,206)
	4,068	(2,008)	6,867	(8,127)
Comprehensive loss	(39,887)	(162,152)	(37,067)	(213,659)
Less: comprehensive loss attributable to non-controlling interests	488	2,322	452	3,002
Comprehensive loss attributable to common stockholders	$(39,399)	$(159,830)	$(36,615)	$(210,657)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended June 30, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2026	$3,465	$9,040,690	$(2,421)	$128,182	$(4,730,746)	$4,439,170	$54,502	$4,493,672	$3,339
Common stock redemptions	—	(731)	—	—	—	(731)	—	(731)	—
Share-based compensation	—	4,420	—	—	—	4,420	—	4,420	—
Common stock repurchases	(38)	(74,962)	—	—	—	(75,000)	—	(75,000)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(274)	(274)	—
Capped call transaction premium	—	(28,875)	—	—	—	(28,875)	—	(28,875)	—
Net (loss) income	—	—	—	(43,514)	—	(43,514)	(537)	(44,051)	96
Reclassification adjustments for losses included in net income (interest expense)	—	—	276	—	—	276	3	279	—
Gains arising during the period on interest rate swaps	—	—	3,743	—	—	3,743	46	3,789	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.24 per share)	—	—	—	—	(82,341)	(82,341)	(1,349)	(83,690)	—
Balance at June 30, 2026	$3,427	$8,940,542	$1,598	$84,668	$(4,813,087)	$4,217,148	$52,391	$4,269,539	$3,435

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2025	$3,510	$9,121,269	$(7,206)	$329,436	$(4,368,739)	$5,078,270	$63,945	$5,142,215	$4,627
Common stock redemptions	(1)	(1,327)	—	—	—	(1,328)	—	(1,328)	—
Conversion of OP Units to common stock	—	334	—	—	—	334	(334)	—	—
Share-based compensation	7	8,767	—	—	—	8,774	—	8,774	—
Net loss	—	—	—	(157,851)	—	(157,851)	(2,293)	(160,144)	—
Reclassification adjustments for gains included in net income (interest expense)	—	—	(966)	—	—	(966)	(14)	(980)	—
Losses arising during the period on interest rate swaps	—	—	(1,013)	—	—	(1,013)	(15)	(1,028)	—
Adjustments to redemption value of redeemable non-controlling interests	—	295	—	—	—	295	—	295	(295)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.31 per share)	—	—	—	—	(109,201)	(109,201)	(1,509)	(110,710)	—
Balance at June 30, 2025	$3,516	$9,129,338	$(9,185)	$171,585	$(4,477,940)	$4,817,314	$59,780	$4,877,094	$4,332
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Six Months Ended June 30, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2025	$3,516	$9,137,257	$(5,174)	$128,238	$(4,646,944)	$4,616,893	$56,480	$4,673,373	$3,252
Common stock redemptions	(1)	(2,771)	—	—	—	(2,772)	—	(2,772)	—
Share-based compensation	8	9,835	—	—	—	9,843	—	9,843	—
Common stock repurchases	(96)	(174,904)	—	—	—	(175,000)	—	(175,000)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(1,043)	(1,043)	—
Capped call transaction premium	—	(28,875)	—	—	—	(28,875)	—	(28,875)	—
Net (loss) income	—	—	—	(43,570)	—	(43,570)	(547)	(44,117)	183
Reclassification adjustments for losses included in net income (interest expense)	—	—	297	—	—	297	4	301	—
Gains arising during the period on interest rate swaps	—	—	6,475	—	—	6,475	91	6,566	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.48 per share)	—	—	—	—	(166,143)	(166,143)	(2,594)	(168,737)	—
Balance at June 30, 2026	$3,427	$8,940,542	$1,598	$84,668	$(4,813,087)	$4,217,148	$52,391	$4,269,539	$3,435

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
Common stock redemptions	(1)	(1,542)	—	—	—	(1,543)	—	(1,543)	—
Conversion of OP Units to common stock	—	334	—	—	—	334	(334)	—	—
Share-based compensation	12	11,790	—	—	—	11,802	—	11,802	—
Redemption of non-controlling interest	—	—	—	—	—	—	(331)	(331)	—
Net (loss) income	—	—	—	(202,724)	—	(202,724)	(2,892)	(205,616)	84
Reclassification adjustments for gains included in net income (interest expense)	—	—	(1,894)	—	—	(1,894)	(27)	(1,921)	—
Losses arising during the period on interest rate swaps	—	—	(6,123)	—	—	(6,123)	(83)	(6,206)	—
Adjustments to redemption value of redeemable non-controlling interests	—	527	—	—	—	527	—	527	(530)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.62 per share)	—	—	—	—	(217,926)	(217,926)	(2,788)	(220,714)	—
Balance at June 30, 2025	$3,516	$9,129,338	$(9,185)	$171,585	$(4,477,940)	$4,817,314	$59,780	$4,877,094	$4,332
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
Amounts in thousands
Unaudited

	SIX MONTHS ENDED JUNE 30,
OPERATING ACTIVITIES	2026	2025
Net loss	$(43,934)	$(205,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	257,051	298,717
Other amortization	23,377	23,901
Share-based compensation	9,843	11,802
Amortization of straight-line rent receivable (lessor)	(19,698)	(15,613)
Amortization of straight-line rent on operating leases (lessee)	881	1,724
Gain on sales of real estate properties and other assets	(14,490)	(22,907)
Loss on extinguishment of debt	1,718	—
Impairment of real estate properties and credit loss reserves	41,757	154,429
Equity income from unconsolidated joint ventures	(3,425)	(159)
Distributions of earnings from unconsolidated joint ventures	10,263	10,829
Non-cash interest from financing and notes receivable	(818)	(395)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(30,520)	(17,101)
Accounts payable and accrued liabilities	(25,899)	(31,051)
Other liabilities	(11,043)	2,359
Net cash provided by operating activities	195,063	211,003
INVESTING ACTIVITIES
Acquisitions of real estate	(6,611)	—
Development of real estate	—	(8,174)
Additional long-lived assets	(130,948)	(154,781)
Funding of mortgages and notes receivable	(1,564)	(2,799)
Investments in unconsolidated joint ventures	(19,030)	(978)
Investment in financing receivable	492	(194)
Proceeds from sales of real estate properties and additional long-lived assets	43,752	69,805
Distributions in excess of earnings from unconsolidated joint ventures	8,766	—
Proceeds from insurance recoveries	6,126	2,000
Proceeds from notes receivable repayments	46,688	53,190
Net cash used in investing activities	(52,329)	(41,931)
FINANCING ACTIVITIES
Borrowings on unsecured credit facility	265,500	567,000
Repayments on unsecured credit facility	(385,500)	(272,000)
Net borrowings on commercial paper program	275,515	—
Repayment on term loans	—	(35,140)
Borrowings of notes and bonds payable	700,000	—
Redemption and repayments of notes and bonds payable	(605,737)	(250,692)
Dividends paid	(166,147)	(217,756)
Common stock redemptions	(2,772)	(713)
Common stock repurchases	(175,000)	—
Payments made for capped call premiums	(28,875)	—
Distributions to non-controlling interest holders	(2,114)	(2,653)
Redemption of non-controlling interest	(1,043)	(330)
Debt issuance and assumption costs	(23,704)	—
Payments made on finance leases	(42)	(46)
Net cash used in financing activities	(149,919)	(212,330)
Increase (decrease) in cash and cash equivalents	(7,185)	(43,258)
Cash and cash equivalents cash at beginning of period	26,172	68,916
Cash and cash equivalents at end of period, including held for sale	18,987	25,658
Cash and cash equivalents held for sale	—	(151)
Cash and cash equivalents at end of period	$18,987	$25,507

	SIX MONTHS ENDED JUNE 30,
Supplemental Cash Flow Information	2026	2025
Interest paid	$77,468	$90,251
Mortgage notes receivable taken in connection with sale of real estate	$—	$5,400
Invoices accrued for construction, tenant improvements and other capitalized costs	$31,512	$47,815
Capitalized interest	$6,937	$4,608

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2026, the Company had gross investments of approximately $10.3 billion in 501 consolidated real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding assets held for sale. In addition, as of June 30, 2026, the Company had a weighted average ownership interest of approximately 30% in 62 real estate properties, excluding assets held for sale, held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 26 states and total approximately 28.9 million square feet. The Company provided leasing and property management services to 92% of its portfolio nationwide as of June 30, 2026.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of June 30, 2026, the Company owned 98.8% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.2% of OP Units.
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
The OP is 98.8% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2026, there were approximately 4.2 million OP Units, or 1.2% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of June 30, 2026 and December 31, 2025, the Company had two consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Assets:
Total real estate investments, net	$103,847	$103,092
Cash and cash equivalents	2,651	3,599
Other assets, net	7,868	7,083
Total assets	$114,366	$113,774
Liabilities:
Notes and bonds payable	$72,842	$73,468
Accounts payable and accrued liabilities	790	1,678
Other liabilities	857	651
Total liabilities	$74,489	$75,797
As of June 30, 2026, the Company had three unconsolidated VIEs consisting of two notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivable as amortized cost and the joint venture arrangement under the equity method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2022	Texas [1]	Equity method	48,951	48,951
2024	Texas [2]	Note receivable	11,255	16,729
2024	Texas [2]	Note receivable	1	4,500
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
Certain reclassifications have been made on the Company's Condensed Consolidated Statement of Income to conform to current year presentation. Previously, the Company's leasing commission amortization was presented in property operating expense on the Company's Condensed Consolidated Statement of Income. These amounts are now presented in depreciation and amortization on the Company's Condensed Consolidated Statement of Income. This resulted in $5.7 million and $10.8 million being reclassified into depreciation and amortization for the three and six months ended June 30, 2025, respectively.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of June 30, 2026, the Company had redeemable non-controlling interests of $3.4 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
negative industry trends for the Company or its tenants. The Company recognized real estate impairments totaling $42.7 million and $42.8 million, for the three and six months ended June 30, 2026, respectively, and $140.9 million and $151.0 million, for the three and six months ended June 30, 2025, respectively, as a result of the indicators described above. These amounts were determined using level 2 and level 3 fair value techniques and are included in Impairment of real estate properties and credit loss recoveries (reserves) on the Company's Condensed Consolidated Statement of Operations.
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
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate assets but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables as of June 30, 2026 and December 31, 2025.

(dollars in thousands)			CARRYING VALUE AS OF
ORIGINATION DATE	LOCATION	INTEREST RATE	JUNE 30, 2026	DECEMBER 31, 2025
May 2021	Poway, CA	5.62%	$—	$117,260
November 2021	Columbus, OH	6.48%	6,003	5,989
			$6,003	$123,249
In June 2026, the Company amended the California lease with the seller-lessee to terminate the seller-lessee's repurchase option. Upon termination of the repurchase option, the transaction qualified for sale-leaseback accounting. Accordingly, the Company reclassified the remaining carrying amount of the $116.9 million financing receivable to building and improvements on the Company's Condensed Consolidated Balance Sheets.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of June 30, 2026, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $43.5 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of JUNE 30, 2026	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of JUNE 30, 2026
Mezzanine loans
Arizona	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$36	$—	$—	$6,036
Texas [1]	10/03/2024	12/31/2027	11.00%	4,500	1	—	—	—	1
Wisconsin [2]	3/20/2025	3/19/2030	13.00%	8,500	8,500	1,061	—	—	9,561
Tennessee	4/06/2026	4/06/2031	11.50%	6,300	—	—	—	—	—
				25,300	14,501	1,097	—	—	15,598
Mortgage loans
Florida	12/28/2023	12/28/2026	9.00%	7,700	4,569	—	—	—	4,569
Texas [1]	10/03/2024	12/31/2027	7.50%	16,729	11,193	62	—	—	11,255
Texas	3/20/2025	3/19/2030	6.75%	5,400	5,400	31	—	—	5,431
Texas [2]	12/30/2025	12/31/2026	6.75%	6,400	6,400	218	—	—	6,618
				36,229	27,562	311	—	—	27,873

				$61,529	$42,063	$1,408	$—	$—	$43,471

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
1In June 2026, the loan was amended to mature on December 31, 2027.
2Outstanding principal and interest due upon maturity.

Loan Activity
In April 2026, the Company entered into a mezzanine loan agreement to provide funding up to $6.3 million for a future development. As of June 30, 2026, no funding has been provided.
In April 2026, the Company received $45.2 million, upon maturity of a mortgage loan.
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
The Company's allowance for credit losses was $16.8 million as of December 31, 2025. In the first quarter of 2026, the Company received $1.0 million related to a mortgage loan in which the Company previously reserved the remaining outstanding balance of $16.8 million. The Company no longer has a position in the loan. As of June 30, 2026, the Company's allowance for credit losses was de minimis.
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from two financing receivables totaling $2.1 million and $4.1 million for the three and six months ended June 30, 2026, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2025, respectively, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.2 million and $2.9 million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $3.3 million for the three and six months ended June 30, 2025, respectively. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. The Company did not have any loans on non-accrual status as of June 30, 2026.

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
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2026	2025	2026	2025
Type of Revenue
Parking income	$2,432	$2,369	$4,501	$4,231
Management fee income/other [1]	5,601	4,614	11,235	9,140
	$8,033	$6,983	$15,736	$13,371
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
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to provide clarity on the current interim reporting requirements and the applicability of ASC 270. The new guidance creates a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
since the last annual reporting period. Some examples that may require disclosure under this new principle include changes in (i) accounting principles or estimates, (ii) status of long-term contracts, (iii) capitalization, such as new borrowings or financing modifications, and (iv) reporting entity resulting from business combinations or disposals.
The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this ASU may have on its interim consolidated financial statements.
Note 2. Real Estate Investments
Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three and six months ended June 30, 2026 and 2025 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2026	2025	2026	2025

Investments in unconsolidated joint ventures, beginning of period	$467,459	$470,418	$453,607	$473,122
New investment during the period [1]	392	126	19,030	978
Equity income recognized during the period [2]	2,929	158	3,425	159
Owner distributions	(13,747)	(7,272)	(19,029)	(10,829)
Investments in unconsolidated joint ventures, end of period	$457,033	$463,430	$457,033	$463,430
1In the first quarter 2026, the Company contributed $17.7 million towards the acquisition of a property in an existing joint venture.
2Includes a gain on sale of real estate of $2.5 million in April 2026.
Joint Venture Disposition Activity
On April 27, 2026, an unconsolidated joint venture where the Company owns 50%, sold a property for a total purchase price of $18.7 million.
Subsequent Joint Venture Acquisition Activity
In July 2026, an unconsolidated joint venture where the Company owns 20%, acquired two properties for a total purchase price of $86.1 million.
2026 Acquisition Activity
The following table details the Company's acquisitions for the six months ended June 30, 2026.

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Charlotte, NC [1]	4/24/26	$3,670	12,418
1 Represents a condominium unit fully leased by Novant Health under a long-term lease in an existing building, bringing the Company's ownership to 93%.
2026 Disposition Activity
The following table details the Company's dispositions for the six months ended June 30, 2026.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	COMPANY-FINANCED MORTGAGE NOTES	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Atlanta, GA	1/14/26	$21,900	$(838)	$—	$21,062	$9,579	$338	$11,145	60,039
Oklahoma City, OK [1]	3/3/26	11,500	(2,557)	—	8,943	8,520	184	239	186,301
Atlanta, GA	5/27/26	2,750	(251)	—	2,499	2,499	—	—	—
Austin, TX	6/12/26	8,900	(356)	—	8,544	4,513	261	3,770	12,880
Amarillo, TX	6/18/26	4,000	(463)	—	3,537	3,827	94	(384)	64,756

Total dispositions		$49,050	$(4,465)	$—	$44,585	$28,938	$877	$14,770	323,976
1Includes two medical outpatient properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Subsequent Disposition Activity
On July 2, 2026, the Company sold two land parcels in Dallas, TX for a total purchase price of $5.5 million.

Assets Held for Sale
The Company had 14 properties and three land parcels classified as assets held for sale as of June 30, 2026, and 18 properties and one land parcel classified as assets held for sale as of December 31, 2025.
The table below reflects the assets and liabilities classified as held for sale as of June 30, 2026 and December 31, 2025:

Dollars in thousands	June 30, 2026	December 31, 2025
Balance Sheet data:
Land	$18,175	$21,193
Building and improvements	112,143	161,365
Lease intangibles	5,641	7,822
Personal property	62	101
Land held for development	2,500	—
	138,521	190,481
Accumulated depreciation	(48,604)	(55,908)
Real estate assets held for sale, net [1]	89,917	134,573
Operating lease right-of-use assets	2,598	3,641
Other assets, net	3,380	5,366
Assets held for sale, net	$95,895	$143,580

Accounts payable and accrued liabilities	$5,043	$4,514
Operating lease liabilities	5,721	6,792
Other liabilities	3,335	3,854
Liabilities of assets held for sale	$14,099	$15,160
1Net real estate assets held for sale include the impact of $41.4 million of impairment charges for the six months ended June 30, 2026.

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
The Company's leases have escalators that are predominately based on a stated percentage, while others are based on an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three and six months ended June 30, 2026 was $270.6 million and $538.1 million, respectively. Lease income for the Company's operating leases, recognized for the three and six months ended June 30, 2025 was $287.1 million and $575.9 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of June 30, 2026, were as follows:

Dollars in thousands	OPERATING
2026 (remaining)	$392,060
2027	741,330
2028	665,382
2029	571,871
2030	475,009
2031 and thereafter	1,984,644
$4,830,296
Lessee Accounting
The Company has obligations, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2026, the Company had 169 ground leases associated with properties covering 12.6 million square feet. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 61 prepaid ground leases as of June 30, 2026. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.3 million of the Company's rental expense for each of the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.7 million for each of the six months ended June 30, 2026 and 2025, respectively.
The Company’s future lease payments (primarily for its 108 non-prepaid ground leases), excluding amounts due for assets held for sale, as of June 30, 2026, were as follows:

Dollars in thousands	OPERATING	FINANCING
2026 (remaining)	$4,573	$952
2027	9,225	2,105
2028	9,239	2,137
2029	9,323	2,169
2030	9,466	2,203
2031 and thereafter	421,448	379,759
Total undiscounted lease payments	463,274	389,325
Discount	(301,812)	(315,226)
Lease liabilities	$161,462	$74,099

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2026 and 2025:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2026	2025	2026	2025
Operating lease cost
Operating lease expense	$2,692	$4,397	$6,116	$8,753
Variable lease expense	1,774	1,474	3,277	2,802

Finance lease cost
Amortization of right-of-use assets	379	370	745	741
Interest on lease liabilities	934	921	1,861	1,837
Total lease expense	$5,779	$7,162	$11,999	$14,133

Other information
Operating cash outflows related to operating leases	$3,943	$4,529	$7,256	$9,021
Operating cash outflows related to financing leases	$495	$576	$849	$1,119
Financing cash outflows related to financing leases	$18	$5	$42	$139

Weighted-average years remaining lease term (excluding renewal options) - operating leases	39.8	41.9
Weighted-average years remaining lease term (excluding renewal options) - finance leases	56.5	57.2
Weighted-average discount rate - operating leases	5.6%	5.5%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of June 30, 2026 and December 31, 2025.

	MATURITY DATE [1]	BALANCE AS OF [2]		EFFECTIVE INTEREST RATE as of 6/30/2026
Dollars in thousands		6/30/2026	12/31/2025
$1.5 billion Revolving Facility [3]	7/29	$—	$120,000	4.47%
Commercial Paper Program [4]	7/29	275,823	—	4.07%
$200 million Unsecured Term Loan	7/27	199,751	199,635	4.42%
$300 million Unsecured Term Loan	1/28	299,283	299,055	4.27%
$400 million Unsecured Delayed Draw Term Loan	5/29	—	—	N/A
Senior Notes due 2026 [5]	8/26	—	595,026	4.94%
Senior Notes due 2027	7/27	495,071	492,693	4.76%
Senior Notes due 2028	1/28	298,973	298,653	3.85%
Senior Notes due 2030	2/30	602,994	597,188	5.30%
Senior Notes due 2030	3/30	297,824	297,610	2.72%
Senior Notes due 2031	3/31	297,131	296,866	2.25%
Senior Notes due 2031	3/31	695,559	685,873	5.13%
Exchangeable Senior Notes due 2032	1/32	681,380	—	3.53%
Mortgage notes payable [6]	7/26-12/26	23,155	28,824	3.6% - 4.08%
		$4,166,944	$3,911,423
1Maturity date does not include extension options.
2Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
3As of June 30, 2026, the Company had $1.2 billion available to be drawn on its $1.5 billion Revolving Facility after Commercial Paper Program borrowings.
4Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company uses the maturity date of the Revolving Facility. As of June 30, 2026, the weighted average remaining maturity of Commercial Paper Program borrowings was approximately 7 days.
5Company repaid Senior Notes due 2026 in full in May 2026.
6In March 2026, the Company repaid a mortgage note payable in full totaling $5.2 million. A mortgage note payable with a maturity date of April 2026 was extended to July 2026.

2032 Exchangeable Senior Notes
In May 2026, the OP issued $700 million aggregate principal amount of the 2032 Exchangeable Senior Notes in a private placement, including the initial purchasers’ exercise in full of their option to purchase an additional $100 million aggregate principal amounts of the 2032 Exchangeable Senior Notes. The total proceeds from the issuance of the 2032 Exchangeable Senior Notes, net of initial purchaser discounts and commissions and debt issuance costs, were approximately $680.9 million. The 2032 Exchangeable Senior Notes were issued pursuant to, and are governed by, an indenture (the "Indenture"), dated as of May 7, 2026, between the OP, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee.
The 2032 Exchangeable Senior Notes are senior, unsecured obligations of the OP, guaranteed by the Company, and will mature on January 15, 2032, unless earlier redeemed, repurchased, or exchanged. The 2032 Exchangeable Senior Notes bear interest at a rate of 3.00% per annum, payable semiannually in arrears on January 15th and July 15th of each year, commencing January 15th, 2027.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The 2032 Exchangeable Senior Notes are exchangeable into shares of the Company’s Class A common stock at an initial exchange rate of 43.4660 shares per $1,000 principal amount of the 2032 Exchangeable Senior Notes, which represents an initial exchange price of approximately $23.01 per share, subject to standard anti-dilution adjustments, including distributions in excess of a regular quarterly distribution of $0.24 per share. As of June 30, 2026, there have been no adjustments to the exchange rate. From and after October 15, 2031, the 2032 Exchangeable Senior Notes may be exchanged at any time until the close of business on the second scheduled trading day immediately before the maturity date. Prior to October 15, 2031, the 2032 Exchangeable Senior Notes may only be exchanged under certain circumstances pursuant to the Indenture. None of these circumstances were met as of June 30, 2026. In addition, if the 2032 Exchangeable Senior Notes are exchanged in connection with certain corporate events or because the OP elects to redeem the 2032 Exchangeable Senior Notes as described above, the exchange rate associated with such exchanges may be increased.
On or after January 22, 2030, the OP may redeem for cash all or any portion (subject to certain limitations) of the outstanding 2032 Exchangeable Senior Notes, at its option, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the 2032 Exchangeable Senior Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. If the Company or the OP undergoes a fundamental change (as defined in the Indenture), holders of the 2032 Exchangeable Senior Notes may require the OP to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2032 Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
The 2032 Exchangeable Senior Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.
Upon exchange, the OP will pay cash up to the aggregate principal amount of the 2032 Exchangeable Senior Notes to be exchanged and may, at the OP's election, settle any exchange premium in cash, shares of our Class A common stock, or a combination thereof, based on the applicable exchange rate.
In connection with the issuance of the 2032 Exchangeable Senior Notes, the Company and the OP entered into a registration rights agreement (the “Registration Rights Agreement”) with the representatives of the initial purchasers of the 2032 Exchangeable Senior Notes, pursuant to which the Company and the OP agreed to register the resale of the shares of Class A Common Stock, if any, deliverable upon exchange of the 2032 Exchangeable Senior Notes. If specified conditions under the registration rights agreement are not satisfied, the OP may be required to pay additional interest on the 2032 Exchangeable Senior Notes.
The 2032 Exchangeable Senior Notes are being accounted for as a single liability and the exchange feature was determined to qualify for the derivative scope exception for contracts indexed to and settled in the Company’s own stock. The issuance costs are capitalized as a deduction to the carrying value of the liability and amortized over the contractual life of the 2032 Exchangeable Senior Notes using the effective interest method. As of June 30, 2026, the net carrying amount of the exchangeable debt instrument was approximately $681.4 million, with unamortized debt discount and issuance costs of approximately $18.6 million. For the three and six months ended June 30, 2026, the total interest expense was approximately $3.7 million with coupon interest expense of approximately $3.2 million and the amortization of debt discount and issuance costs of approximately $0.5 million.
2032 Capped Calls
In connection with the issuance of the 2032 Exchangeable Senior Notes, the Company and the OP, entered into privately-negotiated capped call transactions (the "2032 Capped Calls") with certain financial institution counterparties. The 2032 Capped Calls each have an initial strike price of approximately $23.01 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial exchange price of the 2032 Exchangeable Senior Notes. The 2032 Capped Calls each have an initial cap price of approximately $27.41 per share, subject to certain adjustments under the terms of the 2032 Capped Calls. The 2032 Capped Calls initially cover, subject to anti-dilution adjustments, the number of shares of the Company's Class A common stock initially underlying the 2032 Exchangeable Senior Notes. The 2032 Capped Calls are expected generally to reduce the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
potential dilution to the Company's Class A common stock upon any exchange of the 2032 Exchangeable Senior Notes and/or offset any potential cash payments that the Company is required to make in excess of the principal amount of the 2032 Exchangeable Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2032 Capped Calls will expire in connection with the maturity of the 2032 Exchangeable Senior Notes, if not earlier exercised or terminated.
A portion of the proceeds from the 2032 Exchangeable Senior Notes was used to pay the premiums of the 2032 Capped Calls of approximately $28.9 million, which was recorded as reduction to stockholders' equity for the Company.
Earnings per Share
The Company applies the if converted method to assess the dilutive impact of the 2032 Exchangeable Senior Notes on earnings per share, reflecting the obligation to settle the principal amount of the 2032 Exchangeable Senior Notes in cash upon exchange. For the three and six months ended June 30, 2026, the average stock price did not exceed the exchange price of the 2032 Exchangeable Senior Notes, so the 2032 Exchangeable Senior Notes did not have an impact on the calculations of diluted EPS.
Delayed Draw Term Loan Facility
On May 15, 2026, the Company and the OP (as borrower) entered into a term loan agreement (“The Term Loan Agreement”) which provides for a $400.0 million senior unsecured delayed draw term loan facility (the “Delayed Draw Term Loan”). The Term Loan Agreement has an accordion feature to increase the Delayed Draw Term Loan or add one or more new tranches of term loans up to an additional aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions and the receipt of additional commitments from existing or new lenders. The scheduled maturity date of the Delayed Draw Term Loan is May 15, 2029. Term loans outstanding under the Delayed Draw Term Loan will accrue interest at an annual rate equal to (a) the applicable margin, plus (b) at the OP’s option, (x) the base rate, (y) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York (“Term SOFR”) or (z) a daily rate determined by reference to SOFR (“Daily Simple SOFR”), subject to a floor of, in the case of base rate, 1.00% and in the case of Term SOFR and Daily Simple SOFR, —%. The applicable margin under the Term Loan Facility ranges from —% to 0.550% for base rate loans and 0.675% to 1.550% for Term SOFR or Daily Simple SOFR loans, in each case, based on the non-credit enhanced, senior unsecured long-term debt ratings of the OP. Deferred financing costs incurred as a result of the transaction totaled approximately $4.1 million and are recorded as an other asset on the condensed consolidated balance sheet. As of June 30, 2026, no borrowings were outstanding under the Delayed Draw Term Loan.
Commercial Paper Program
In February 2026, the Company entered into a commercial paper dealer agreement to issue short-term commercial paper notes of up to $600.0 million, with maturities up to 364 days. The program is backstopped by the Revolving Facility. The notes will be issued at par less a discount representing an interest factor, or if interest bearing, at par. As of June 30, 2026, the Company had a principal balance of $276.0 million outstanding.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
In February 2026, the Company terminated three interest rate swaps with a total notional value of $400.0 million that were set to mature in 2026 and 2027. The Company entered into two new interest rate swaps with a total notional value of $400.0 million, at a strike price of 3.32%, that mature in January 2029. In May 2026, the Company had four interest rate swaps with a total notional value of $100.0 million mature.
As of June 30, 2026, the Company had two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk for a total notional value of $400 million at a rate of 3.32%.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025.

	AS OF JUNE 30, 2026		AS OF DECEMBER 31, 2025
In thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$—	Other Assets	$488
Interest rate swaps 2022	Other Liabilities	—	Other Liabilities	(3,928)
Interest rate swaps 2026	Other Assets	5,683	Other Assets	—
Total derivatives designated as hedging instruments		$5,683		$(3,440)

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2026 and 2025 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2026	2025		2026	2025
Interest rate swaps	$(3,789)	$1,028	Interest expense	$(333)	$(1,098)
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	505	11
	$(3,789)	$1,028	Total	$279	$(980)

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2026	2025		2026	2025
Interest rate swaps	$(6,175)	$6,206	Interest expense	$(493)	$(2,188)
Settled treasury hedges	—	—	Interest expense	213	214
Settled interest rate swaps	(391)	—	Interest expense	581	53
	$(6,566)	$6,206	Total	$301	$(1,921)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company estimates that an additional $0.1 million will be reclassified from accumulated other comprehensive loss as a net increase to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties providing that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2026, the Company did not have any derivatives in a net liability position including accrued interest. As of June 30, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2026, and the twelve months ended December 31, 2025:

	SIX MONTHS ENDED JUNE 30, 2026	TWELVE MONTHS ENDED DECEMBER 31, 2025
Balance, beginning of period	351,603,138	350,532,006
Conversion of OP units to common stock	—	22,228
Shares Repurchased	(9,579,095)	—
Non-vested share-based awards, net of withheld shares and forfeitures	695,717	1,048,904
Balance, end of period	342,719,760	351,603,138
Common Stock Dividends
During the six months ended June 30, 2026, the Company declared and paid common stock dividends totaling $0.48 per share. On July 30, 2026, the Company declared a quarterly common stock dividend in the amount of $0.24 per share payable on August 26, 2026 to stockholders of record on August 11, 2026.
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
During the three months ended June 30, 2026, the Company repurchased 3.8 million shares of its common stock at an average price of $19.58 per share for a total of $75.0 million. These share repurchases were approved in connection with the 2032 Exchangeable Senior Notes issuance and were not purchased pursuant to any other publicly announced plan or program.
As of June 30, 2026, the Company had $400.1 million remaining under its current share repurchase authorization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2026	2025	2026	2025

Weighted average common shares outstanding	344,220,895	351,411,541	346,724,010	351,086,883
Non-vested shares	(1,920,356)	(1,783,234)	(1,868,234)	(1,502,983)
Weighted average common shares outstanding - basic	342,300,539	349,628,307	344,855,776	349,583,900

Weighted average common shares outstanding - basic	342,300,539	349,628,307	344,855,776	349,583,900
Dilutive effect of OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	342,300,539	349,628,307	344,855,776	349,583,900

Net loss	$(43,955)	$(160,144)	$(43,934)	$(205,532)
Income allocated to participating securities	(789)	(783)	(1,531)	(1,212)
(Income) loss attributable to non-controlling interest	441	2,293	364	2,808
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	109	(395)	208	(492)
Net loss applicable to common stockholders - basic and diluted	$(44,194)	$(159,029)	$(44,893)	$(204,428)

Basic earnings per common share - net loss	$(0.13)	$(0.45)	$(0.13)	$(0.58)
Diluted earnings per common share - net loss	$(0.13)	$(0.45)	$(0.13)	$(0.58)
The effect of OP Units redeemable for 4,247,299 shares and 4,262,579 shares of common stock for the three and six months ended June 30, 2026, respectively, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan (the "Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the six months ended June 30, 2026, the Company made the following equity awards under the Incentive Plan:
Restricted Stock
During the first quarter of 2026, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $13.2 million, which consisted of an aggregate of 771,426 non-vested shares of common stock with vesting periods ranging from three to eight years.
During the second quarter of 2026, the Company granted non-vested stock awards to its independent directors and other members of senior management with an aggregate grant date fair value of $1.1 million, which consisted of an aggregate of 57,474 non-vested shares of common stock with a vesting periods ranging from one to three years.

Restricted Stock Units ("RSUs")
In February 2026, the Company granted an aggregate of 45,009 RSUs to named executive officers, subject to a three-year performance period, with an aggregate grant date fair value of $1.1 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
LTIP Series C Units ("LTIP-C units")
In February 2026, the Company granted an aggregate of 940,051 LTIP-C units in the OP to its named executive officers subject to a three-year performance period with an aggregate grant date fair value of $7.5 million.
The LTIP-C units in the OP vest based on relative TSR performance and were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $8.74 for the LTIP-C grant using the following assumptions:

Volatility	25.0%
Dividend assumption	Accrued
Expected term	3 years
Risk-free rate	3.63%
Stock price (per share)	$17.13
The Company records amortization expense based on the Monte Carlo simulation throughout the performance period.
The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three and six months ended June 30, 2026 and 2025:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Share-based awards, beginning of period	3,809,276	2,619,942	2,565,437	1,799,737
Granted [1]	57,474	969,861	1,813,960	1,889,798
Vested	(164,749)	(311,301)	(492,585)	(351,271)
Change in awards based on performance assessment	—	22,656	(114,947)	(37,106)
Forfeited	—	(14,027)	(69,864)	(14,027)
Share-based awards, end of period	3,702,001	3,287,131	3,702,001	3,287,131
1LTIP-C units in the OP are issued at the maximum number of units of the award and are reflected as such in this table until the performance conditions have been satisfied, and the exact number of awards are determinable.
During the three months ended June 30, 2026 and 2025, the Company withheld 40,823 and 72,853 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
The following table represents expected amortization of the Company's non-vested awards issued as of June 30, 2026:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2026 (remaining)	$9.1
2027	16.2
2028	9.9
2029	1.8
2030 and thereafter	0.4
Total	$37.4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2,3]	$3,485.5	$3,456.6	$3,911.4	$3,928.8
2032 Exchangeable senior notes 1, [2]	$681.4	$720.1	$—	$—
Real estate notes receivable	$43.5	$43.1	$87.0	$86.5
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of June 30, 2026 and December 31, 2025.
3Does not include values related to the 2032 Exchangeable Senior Notes, which are separately disclosed.

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
The table below details the significant expenses for the three and six months ended June 30, 2026 and 2025.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2026	2025	2026	2025
Significant Segment Expenses:
Property taxes	$25,463	$29,029	$51,488	$57,839
Personnel	26,154	24,221	50,715	48,600
Utilities	20,750	22,189	41,792	44,140
Maintenance	24,369	24,746	50,117	53,493
Totals	$96,736	$100,185	$194,112	$204,072

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following schedule reconciles net loss to segment expenses for the three and six months ended June 30, 2026 and 2025.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2026	2025	2026	2025
Revenue	$281,849	$297,502	$560,839	$596,478
Property taxes	(25,463)	(29,029)	(51,488)	(57,839)
Personnel	(26,154)	(24,221)	(50,715)	(48,600)
Utilities	(20,750)	(22,189)	(41,792)	(44,140)
Maintenance	(24,369)	(24,746)	(50,117)	(53,493)
Other segment expenses [1]	(16,606)	(27,494)	(36,631)	(47,033)
Transaction costs	(1,473)	(593)	(2,410)	(1,604)
Depreciation and amortization	(128,065)	(153,476)	(257,051)	(309,510)
Gain on sales of real estate properties and other assets	3,713	20,004	14,490	22,907
Interest expense	(45,146)	(53,346)	(89,036)	(108,157)
Loss on extinguishment of debt	(1,698)	—	(1,718)	—
Impairment of real estate properties and credit loss recoveries (reserves)	(42,741)	(142,348)	(41,757)	(154,429)
Equity income from unconsolidated joint ventures	2,929	158	3,425	159
Interest and other (expense) income, net	19	(366)	27	(271)
Net loss	$(43,955)	$(160,144)	$(43,934)	$(205,532)
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
As of June 30, 2026, the Company had $1.6 billion available to be drawn on the Delayed Draw Term Loan and Revolving Facility, net of Commercial Paper Program borrowings, and available cash.
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
Operating Activities
Cash flows provided by operating activities decreased from $211.0 million for the six months ended June 30, 2025 to $195.1 million for the six months ended June 30, 2026. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold which would adversely affect the Company's results of operations and cash flows.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2026 and June 30, 2025, were approximately $52.3 million and $41.9 million, respectively. Below is a summary of the investing activities.

Acquisitions
The Company had the following real estate acquisition activity for the six months ended June 30, 2026:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Charlotte, NC [1]	4/24/26	$3,670	12,418
1.Represents a condominium unit fully leased by Novant Health under a long-term lease in an existing building, bringing the Company's ownership to 93%.
Dispositions
The Company disposed of five properties and one land parcel during the six months ended June 30, 2026 for a total sales price of $49.1 million, generating net proceeds of $44.6 million after closing credits. The following table details these dispositions for the six months ended June 30, 2026:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Atlanta, GA	1/14/26	$21,900	60,039
Oklahoma City, OK [1]	3/3/26	11,500	186,301
Atlanta, GA	5/27/26	2,750	—
Austin, TX	6/12/26	8,900	12,880
Amarillo, TX	6/18/26	4,000	64,756

Total		$49,050	323,976
1Includes two medical outpatient properties.
Subsequent Disposition Activity
On July 2, 2026, the Company sold two land parcels in Dallas, TX for a total purchase price of $5.5 million.
Capital Expenditures
During the six months ended June 30, 2026, the Company incurred capital costs totaling $105.2 million for the following:
•$41.4 million toward development and redevelopment of properties;
•$34.9 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$15.5 million toward second generation tenant improvements; and
•$13.5 million toward building capital.
Investment in Unconsolidated Joint Venture
During the six months ended June 30, 2026, the Company invested additional funding of $19.0 million, of which $17.7 million related to a property acquisition, in existing joint ventures in which it holds a 20% interest.
Subsequent Joint Venture Acquisition Activity
In July 2026, an unconsolidated joint venture where the Company owns 20%, acquired two properties for a total purchase price of $86.1 million.
Real Estate Notes Receivable
In April 2026, the Company entered into a mezzanine loan agreement to provide funding up to $6.3 million for a future development. As of June 30, 2026, no funding has been provided.
In April 2026, the Company received $45.2 million, upon maturity of a mortgage loan.
See Note 1 to the Condensed Consolidated Financial Statements in this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2026 and June 30, 2025, were approximately $149.9 million and $212.3 million, respectively. See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.

Debt Activity
On February 12, 2026, Healthcare Realty established its inaugural commercial paper program, with a total size of up to $600 million. As of June 30, 2026, the Company had a principal balance of $276.0 million outstanding.
On May 7, 2026, the OP issued $700.0 million of 3.00% 2032 Exchangeable Senior Notes. The proceeds from the offering were primarily used to repay the Company’s $600 million of Senior Notes that were due to mature in August 2026. In connection with the offering of the 2032 Exchangeable Senior Notes, the Company and OP entered into the 2032 Capped Calls with an initial cap price of $27.41 per share. A portion of the proceeds from the 2032 Exchangeable Senior Notes was used to pay the premiums of the 2032 Capped Calls of approximately $28.9 million, which was recorded as reduction to stockholders' equity. See Note 4 to the Condensed Consolidated Financial Statements in this report for more information.
On May 15, 2026, the Company and the OP (as borrower) entered into a term loan agreement (“The Term Loan Agreement”) which provides for a $400.0 million senior unsecured delayed draw term loan facility (the “Delayed Draw Term Loan”). The Term Loan Agreement has an accordion feature to increase the Delayed Draw Term Loan or add one or more new tranches of term loans up to an additional aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions and the receipt of additional commitments from existing or new lenders. The scheduled maturity date of the Delayed Draw Term Loan is May 15, 2029. Term loans outstanding under the Delayed Draw Term Loan will accrue interest at an annual rate equal to (a) the applicable margin, plus (b) at the OP’s option, (x) the base rate, (y) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York (“Term SOFR”) or (z) a daily rate determined by reference to SOFR (“Daily Simple SOFR”), subject to a floor of, in the case of base rate, 1.00% and in the case of Term SOFR and Daily Simple SOFR, 0.00%. The applicable margin under the Term Loan Facility ranges from 0.00% to 0.550% for base rate loans and 0.675% to 1.550% for Term SOFR or Daily Simple SOFR loans, in each case, based on the non-credit enhanced, senior unsecured long-term debt ratings of the OP. Deferred financing costs incurred as a result of the transaction totaled approximately $4.1 million and are recorded as an other asset on the condensed consolidated balance sheet. As of June 30, 2026, no borrowings were outstanding under the Delayed Draw Term Loan.
In February 2026, the Company terminated three interest rate swaps with a total notional value of $400.0 million that were set to mature in 2026 and 2027. The Company entered into two new interest rate swaps with a total notional value of $400.0 million, at a strike price of 3.32%, that mature in January 2029. In May 2026, the Company had four interest rate swaps with a total notional value of $100.0 million mature.
As of June 30, 2026, the Company had two outstanding interest rate derivatives with notional values totaling $400.0 million to hedge the one-month term Secured Overnight Financing Rate ("SOFR") at a rate of 3.32%. As of June 30, 2026, both of these swaps were designated as cash flow hedges.
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
Expiring Leases
The Company expects that approximately 10-15% of its leases will expire each year in the ordinary course of business. There are 329 multi-tenant and single-tenant leases totaling 0.9 million square feet that will expire during the remainder of 2026. Approximately 70% of the leases expiring during the remainder of 2026 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first six months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expenses based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2026, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 28% having modified gross lease structures and approximately 64% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2026 [1]
Current [2]	3	$55,659
2026 (remaining)	3	67,335
2027	6	172,334
2028	6	157,164
2029	3	77,761
2030	—	—
2031	5	136,134
2032	2	24,924
2033	—	—
2034	—	—
2035	2	40,744
2036 and thereafter [3]	8	231,259
Total	38	$963,314
1Purchase option prices are based on fair market value components that are determined by an appraisal process, except for two properties totaling $42.7 million with stated prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of approximately 22.0 years.
3Includes one medical outpatient property that is recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheets.

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

The table below reconciles net loss to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2026 and 2025:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2026	2025	2026	2025
Net loss attributable to common stockholders	$(43,514)	$(157,851)	$(43,570)	$(202,724)
Net loss attributable to common stockholders per diluted share [1]	$(0.13)	$(0.45)	$(0.13)	$(0.58)

Gain on sales of real estate properties	(3,713)	(20,004)	(14,490)	(22,907)
Impairment of real estate properties	42,741	140,877	42,757	151,022
Real estate depreciation and amortization	126,955	152,936	254,876	308,224
Non-controlling loss from operating partnership units	(537)	(2,293)	(547)	(2,892)
Unconsolidated JV depreciation and amortization	4,210	6,706	10,814	13,422

FFO attributable to common stockholders	$126,142	$120,371	$249,840	$244,145
FFO attributable to common stockholders per common share - diluted	$0.36	$0.34	$0.71	$0.69

Transaction costs	1,473	593	2,410	1,604
Debt financing costs	1,776	—	1,892	—
Restructuring and severance-related charges	3,021	10,302	10,583	10,804
Merger-related fair value of debt instruments	10,154	10,580	21,145	21,025
Other	1,137	1,890	2,215	3,880

Normalized FFO attributable to common stockholders	$143,703	$143,736	$288,085	$281,458
Normalized FFO attributable to common stockholders per common share - diluted	$0.41	$0.41	$0.82	$0.80

Non-real estate depreciation and amortization	789	1,184	1,452	2,452
Non-cash interest amortization, net	1,380	1,130	2,747	2,348
Straight-line rent, net	(13,716)	(8,022)	(24,007)	(15,913)
Stock-based compensation	4,420	3,887	8,348	6,915
Unconsolidated JV non-cash items	(164)	(356)	(254)	(609)
Rent reserves, net	—	130	—	224
Maintenance capex	(27,052)	(26,335)	(54,153)	(59,301)
FAD	$109,360	$115,354	$222,218	$217,574
FFO weighted average common shares outstanding - diluted [2]	347,161	354,078	349,672	353,814

1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2 The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 613,021 and 287,797, respectively, for the three months ended June 30, 2026 and 2025, and the dilutive impact of 4,247,299 and 4,262,579 OP Units outstanding for the three and six months ended June 30, 2026, respectively.

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
The following table reflects the Company's Same Store Cash NOI for the six months ended June 30, 2026 and 2025:

	NUMBER OF PROPERTIES	GROSS INVESTMENT as of June 30, 2026	SAME STORE CASH NOI for the six months ended June 30,
Dollars in thousands			2026	2025
Same store properties	469	$8,980,123	$308,530	$290,710
Joint venture same store properties	58	$498,950	$15,117	$14,425
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the six months ended June 30, 2026 and 2025:
Reconciliation of Same Store Cash NOI

	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2026	2025
Net loss	$(43,934)	$(205,532)
Other expense	114,569	239,791
General and administrative expense	31,704	37,011
Depreciation and amortization expense	257,051	309,510
Other expenses [1]	6,304	4,593
Straight-line rent, net	(18,817)	(13,889)
Joint venture properties	17,832	16,507
Other revenue [2]	(25,144)	(19,252)
Cash NOI	339,565	368,739
Cash NOI not included in same store	(15,918)	(63,604)
Same store cash NOI	323,647	305,135
Same store joint venture properties	(15,117)	(14,425)
Same store cash NOI (excluding JVs)	$308,530	$290,710
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease termination fees and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF JUNE 30, 2026
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	469	$8,980,123	26,003	92.6%
Joint venture same store properties	58	498,950	3,725	93.6%
Wholly owned and joint venture acquisitions	1	17,864	144	100.0%
Developments	2	87,208	224	60.5%
Development completions	2	54,818	107	89.6%
Redevelopments	24	847,925	2,131	67.8%
Redevelopment completions	6	156,992	511	80.5%
Total	562	$10,643,880	32,845	90.7%
Joint venture properties	64	629,550	4,257	90.4%
Total owned real estate properties	498	$10,014,330	28,588	90.7%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
The Company’s results of operations for the three months ended June 30, 2026, compared to the same period in 2025 were impacted by developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $16.5 million, or 5.8%, for the three months ended June 30, 2026, compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2025 and 2026 resulted in a decrease of $32.0 million.
•Leasing activity resulted in an increase of $14.7 million.
•Developments completed in 2025 resulted in an increase of $0.8 million.
Other operating income increased $1.1 million, or 15.0%, for the three months ended June 30, 2026, compared to the prior year period primarily as a result of income from management fees.
Expenses
Property operating expenses decreased $5.2 million, or 5.0%, for the three months ended June 30, 2026, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $12.0 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $2.0 million;
◦Administrative and other legal costs of $1.5 million;
◦Compensation expense of $1.5 million;
◦Utilities expense of $1.0 million;
◦Property tax expense of $0.2 million;
◦Janitorial expense of $0.2 million; and
◦Insurance expense of $0.1 million.
•Developments completed in 2025 resulted in an increase of $0.3 million.
General and administrative expenses decreased approximately $9.1 million, or 38.8%, for the three months ended June 30, 2026, compared to the prior year period primarily as a result of the following activity:
•Decrease in restructuring and severance-related charges of $8.4 million;

•Decreases in cash compensation expense of $2.1 million;
•Increase in non-cash incentive based cash compensation expense of $0.6 million;
•Increases in other items including legal and other administrative costs of $0.8 million.

Depreciation and amortization expense decreased $25.4 million, or 16.6%, for the three months ended June 30, 2026, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $18.7 million.
•Assets that became fully depreciated resulted in a decrease of $15.8 million.
•Leasing costs amortization resulted in an increase of $2.2 million.
•Various building and tenant improvement expenditures resulted in an increase of $6.5 million.
•Developments completed in 2025 resulted in an increase of $0.4 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
In the three months ended June 30, 2026, the Company recognized gains on sale of real estate properties and other assets of approximately $3.7 million. In the three months ended June 30, 2025, the Company recognized gains on sale of real estate properties and other assets of approximately $20.0 million.
Interest expense
Interest expense decreased $8.2 million, or 15.4%, for the three months ended June 30, 2026, compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2026	2025	$	%
Contractual interest	$34,892	$44,269	$(9,377)	(21.2)%
Net discount/premium accretion	10,692	10,722	(30)	(0.3)%
Debt issuance costs amortization	1,356	1,067	289	27.1%
Amortization of interest rate swap settlement	631	11	620	5,636.4%
Amortization of treasury hedge settlement	107	107	—	—%
Interest cost capitalization	(3,465)	(3,751)	286	(7.6)%
Interest on lease liabilities	933	921	12	1.3%
Total interest expense	$45,146	$53,346	$(8,200)	(15.4)%
Contractual interest expense decreased $9.4 million, or 21.2%, for the three months ended June 30, 2026, compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $9.3 million as a result of a decreased aggregate balance.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
•The commercial paper program and unsecured credit facility accounted for a net decrease of approximately $0.5 million.
•Active interest rate swaps accounted for an increase of $0.6 million.
Impairment of real estate properties and credit loss reserves
In the second quarter of 2026, the Company recognized impairments totaling $42.8 million on properties sold and properties with changes in the expected holding periods. In the second quarter of 2025, the Company recognized impairments totaling $140.9 million on properties sold and properties with changes in the expected holding periods. In addition, the Company recorded a $1.5 million credit loss reserve related to one of its mortgage notes receivables.

Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The Company’s results of operations for the six months ended June 30, 2026 compared to the same period in 2025 were impacted by developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $37.8 million, or 6.6%, for the six months ended June 30, 2026 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2025 and 2026 resulted in a decrease of $65.2 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $26.0 million.
•Developments completed in 2025 resulted in an increase of $1.4 million.
Other operating income increased $2.4 million, or 17.7%, for the six months ended June 30, 2026, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $15.1 million, or 7.0%, for the six months ended June 30, 2026 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $24.7 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $2.5 million;
◦Maintenance and repair expense of $2.5 million;
◦Compensation expense of $2.4 million;
◦Administrative, leasing commissions, and other legal expense of $1.3 million;
◦Property tax expense of $0.2 million; and
◦Janitorial expense of $0.2 million.
◦Developments completed in 2025 resulted in an increase of $0.5 million.
General and administrative expenses decreased approximately $5.3 million, or 14.3%, for the six months ended June 30, 2026 compared to the prior year period primarily as a result of the following activity:
•Decrease in restructuring and severance-related charges of $0.8 million.
•Decrease in cash compensation expense of $5.6 million.
•Other decreases include legal and other administrative costs of $0.9 million.
•Increase in non-cash compensation expense of $2.0 million.
Depreciation and amortization expense decreased $52.5 million, or 16.9%, for the six months ended June 30, 2026 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $38.3 million.
•Assets that became fully depreciated resulted in a decrease of $32.9 million.
•Leasing costs amortization resulted in an increase of $4.8 million.
•Developments completed in 2025 resulted in an increase of $0.7 million.
•Various building and tenant improvement expenditures resulted in an increase of $13.2 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
Gains on the sale of real estate properties and other assets for the six months ended June 30, 2026 and 2025, totaled $14.5 million and $22.9 million, respectively.
Interest expense
Interest expense decreased $19.1 million, or 17.7%, for the six months ended June 30, 2026 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2026	2025	$	%
Contractual interest	$68,512	$87,154	$(18,642)	(21.4)%
Net discount/premium accretion	21,861	21,312	549	2.6%
Debt issuance costs amortization	2,614	2,196	418	19.0%
Amortization of interest rate swap settlement	912	53	859	1,620.8%
Amortization of treasury hedge settlement	213	213	—	—%
Interest cost capitalization	(6,937)	(4,608)	(2,329)	50.5%
Interest on lease liabilities	1,861	1,837	24	1.3%
Total interest expense	$89,036	$108,157	$(19,121)	(17.7)%
Contractual interest expense decreased $18.6 million, or 21.4%, for the six months ended June 30, 2026 compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $1.9 million.
•The unsecured term loan repayments accounted for a decrease of approximately $16.7 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.3 million.
•Repayments of the 2025 and 2026 Senior Notes and the 2032 Exchangeable Senior Notes borrowing resulted in a net decrease of $2.4 million.
•Active interest rate swaps accounted for an increase of $1.3 million.
•The commercial paper program and unsecured credit facility accounted for a net increase of approximately $1.4 million.
Impairment of real estate properties and credit loss reserves
During the six months ended June 30, 2026, the Company recognized real estate impairments totaling $42.8 million on properties sold and properties with changes in the expected holding periods, net of a $1.0 million credit loss recovery on one of its previously settled mortgage notes receivable. During the six months ended June 30, 2025, the Company recognized impairments totaling $151.0 million on properties sold and properties with changes in the expected holding periods. In addition, the Company recorded $1.5 million in credit loss reserves relating to a mortgage notes receivable and a $1.9 million fair value adjustment for an equity investment in other assets.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2026, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs (2)	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs (2)
April 1 - April 30	36,128	17.84	—	400,115,119
May 1 - May 31 (3)	3,833,264	19.58	—	400,115,119
June 1 - June 30	1,870	19.67	—	400,115,119
Total	3,871,262	$19.56	—	400,115,119
1Share purchases in the three months ended June 30, 2026 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as well as shares repurchased under publicly announced programs.
2On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $300.0 million stock repurchase authorization. The stock repurchase authorization expires on October 27, 2026, and the Company may suspend or terminate repurchases at any time without prior notice.
3In May 2026, the Company repurchased 3.8 million shares of its common stock at an average price of $19.58 per share for a total of $75.0 million. These share repurchases were approved in connection with the 2032 Exchangeable Senior Notes issuance and were not purchased pursuant to any other publicly announced plan or program.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
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
Exhibit 4.1
2032 Notes Indenture, dated as of May 7, 2026, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association, as trustee, including the form of 3.00% Exchangeable Senior Note due 2032 and the guarantee thereof.[4]

Exhibit 4.2	Registration Rights Agreement, dated as of May 7, 2026, among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and the initial purchasers named therein.[4]
Exhibit 10.1	Form of Confirmation for Capped Call.[4]
Exhibit 10.2
Term Loan Agreement, dated as of May 15, 2026, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent and Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto.[5]

Exhibit 10.3
Second Amendment to the Fifth Amended and Restated Credit and Term Loan Agreement, dated as of May 15, 2026, by and among Healthcare Realty Holdings, L.P., as borrower, Healthcare Realty Trust Incorporated, as parent. Wells Fargo Bank, National Association, as administrative agent, the other lenders named therein and the other parties thereto (filed herewith).

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
4 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on May 7, 2026, and hereby incorporated by reference.
5 Filed as an exhibit to the Company's (File No. 001-35568) Current Report on Form 8-K filed with the SEC on May 19, 2026, and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ Daniel Gabbay
Daniel Gabbay
Executive Vice President and Chief Financial Officer
July 30, 2026