Form 10-Q
period 2026-09-30
Healthcare Realty Trust Inc
filed 2026-10-29
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-35568 (Healthcare Realty Trust Incorporated)

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of October 26, 2026, the Registrant had 338,539,907 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2026	DECEMBER 31, 2025
Real estate properties
Land	$1,040,660	$1,060,254
Buildings and improvements	8,673,665	8,514,165
Lease intangibles	378,664	455,254
Personal property	7,624	7,056
Investment in financing receivable, net	6,017	123,249
Financing lease right-of-use assets	73,894	75,083
Land held for development	35,564	57,535
Total real estate properties	10,216,088	10,292,596
Less accumulated depreciation and amortization	(2,602,921)	(2,397,795)
Total real estate properties, net	7,613,167	7,894,801
Cash and cash equivalents	17,499	26,172
Assets held for sale, net	150,085	143,580
Operating lease right-of-use assets	202,383	204,906
Investments in unconsolidated joint ventures	481,521	453,607
Other assets, net	495,108	487,795
Total assets	$8,959,763	$9,210,861

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$4,249,159	$3,911,423
Accounts payable and accrued liabilities	176,630	211,071
Liabilities of assets held for sale	13,510	15,160
Operating lease liabilities	163,793	162,922
Financing lease liabilities	74,475	73,130
Other liabilities	147,567	160,530
Total liabilities	4,825,134	4,534,236
Commitments and contingencies
Redeemable non-controlling interests	3,748	3,252
Stockholders' equity
Preferred stock, $.01 par value per share; 200,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000 shares authorized; 340,002 and 351,603 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3,400	3,516
Additional paid-in capital	8,895,212	9,137,257
Accumulated other comprehensive income (loss)	8,316	(5,174)
Cumulative net income attributable to common stockholders	68,913	128,238
Cumulative dividends	(4,895,426)	(4,646,944)
Total stockholders' equity	4,080,415	4,616,893
Non-controlling interest	50,466	56,480
Total equity	4,130,881	4,673,373
Total liabilities, redeemable non-controlling interests, and stockholders' equity	$8,959,763	$9,210,861
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2026	2025	2026	2025
Revenues
Rental income	$277,601	$287,399	$815,726	$863,326
Interest income	1,125	3,480	8,103	10,660
Other operating	7,915	6,886	23,650	20,257
	286,641	297,765	847,479	894,243
Expenses
Property operating	102,446	107,657	301,485	321,751
General and administrative	12,435	21,771	44,139	58,782
Transaction costs	1,693	125	4,102	1,729
Depreciation and amortization	128,101	143,640	385,152	453,150
	244,675	273,193	734,878	835,412
Other income (expense)
Gain on sales of real estate properties and other assets	2,476	76,771	16,966	99,678
Interest expense	(44,849)	(52,642)	(133,885)	(160,800)
Loss on extinguishment of debt	—	(286)	(1,718)	(286)
Impairment of real estate properties and credit loss recoveries (reserves)	(16,152)	(104,362)	(57,909)	(258,791)
Equity income from unconsolidated joint ventures	816	287	4,241	446
Interest and other expense, net	(108)	(2,884)	(82)	(3,154)
	(57,817)	(83,116)	(172,387)	(322,907)
Net loss	$(15,851)	$(58,544)	$(59,786)	$(264,076)
Net loss attributable to non-controlling interests	96	806	461	3,614
Net loss attributable to common stockholders	$(15,755)	$(57,738)	$(59,325)	$(260,462)

Basic earnings per common share	$(0.05)	$(0.17)	$(0.18)	$(0.75)
Diluted earnings per common share	$(0.05)	$(0.17)	$(0.18)	$(0.75)

Weighted average common shares outstanding - basic	340,616	349,964	343,427	349,712
Weighted average common shares outstanding - diluted	340,616	349,964	343,427	349,712

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2026 and 2025
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2026	2025	2026	2025
Net loss	$(15,851)	$(58,544)	$(59,786)	$(264,076)
Other comprehensive loss
Interest rate derivatives
Reclassification adjustments for losses (gains) included in interest and other expense	369	1,798	670	(123)
Gains (losses) arising during the period on interest rate swaps	6,432	837	12,997	(5,328)
Gains on settlement of interest rate swaps arising during the period	—	127	—	86
	6,801	2,762	13,667	(5,365)
Comprehensive loss	(9,050)	(55,782)	(46,119)	(269,441)
Less: comprehensive loss attributable to non-controlling interests	110	768	564	3,770
Comprehensive loss attributable to common stockholders	$(8,940)	$(55,014)	$(45,555)	$(265,671)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Three Months Ended September 30, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2026	$3,427	$8,940,542	$1,598	$84,668	$(4,813,087)	$4,217,148	$52,391	$4,269,539	$3,435
Common stock redemptions	—	(42)	—	—	—	(42)	—	(42)	—
Conversion of OP Units to common stock	—	468	—	—	—	468	(468)	—	—
Share-based compensation	—	4,561	—	—	—	4,561	—	4,561	—
Common stock repurchases	(27)	(50,028)	—	—	—	(50,055)	—	(50,055)	—
Capped call transaction premium	—	(73)	—	—	—	(73)	—	(73)	—
Net (loss) income	—	—	—	(15,755)	—	(15,755)	(193)	(15,948)	97
Reclassification adjustments for losses included in net income (interest expense)	—	—	364	—	—	364	5	369	—
Gains arising during the period on interest rate swaps	—	—	6,354	—	—	6,354	78	6,432	—
Adjustments to redemption value of redeemable non-controlling interests	—	(216)	—	—	—	(216)	—	(216)	216
Dividends to common stockholders and distributions to non-controlling interest holders ($0.24 per share)	—	—	—	—	(82,339)	(82,339)	(1,347)	(83,686)	—
Balance at September 30, 2026	$3,400	$8,895,212	$8,316	$68,913	$(4,895,426)	$4,080,415	$50,466	$4,130,881	$3,748

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2025	$3,516	$9,129,338	$(9,185)	$171,585	$(4,477,940)	$4,817,314	$59,780	$4,877,094	$4,332
Common stock redemptions	(1)	(2,084)	—	—	—	(2,085)	—	(2,085)	—
Conversion of OP Units to common stock	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	7,233	—	—	—	7,233	—	7,233	—
Redemption of non-controlling interest	—	—	—	—	—	—	(346)	(346)	—
Net loss	—	—	—	(57,738)	—	(57,738)	(806)	(58,544)	—
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,773	—	—	1,773	25	1,798	—
Gains arising during the period on interest rate swaps	—	—	951	—	—	951	13	964	—
Dividends to common stockholders and distributions to non-controlling interest holders ($0.24 per share)	—	—	—	—	(84,514)	(84,514)	(1,086)	(85,600)	—
Balance at September 30, 2025	$3,516	$9,134,486	$(6,461)	$113,847	$(4,562,454)	$4,682,934	$57,580	$4,740,514	$4,332
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity and Redeemable Non-Controlling Interests
For the Nine Months Ended September 30, 2026 and 2025
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2025	$3,516	$9,137,257	$(5,174)	$128,238	$(4,646,944)	$4,616,893	$56,480	$4,673,373	$3,252
Common stock redemptions	(2)	(2,813)	—	—	—	(2,815)	—	(2,815)	—
Conversion of OP Units to common stock	—	468	—	—	—	468	(468)	—	—
Share-based compensation	9	14,396	—	—	—	14,405	—	14,405	—
Common stock repurchases	(123)	(224,932)	—	—	—	(225,055)	—	(225,055)	—
Redemption of non-controlling interest	—	—	—	—	—	—	(1,043)	(1,043)	—
Capped call transaction premium	—	(28,948)	—	—	—	(28,948)	—	(28,948)	—
Net (loss) income	—	—	—	(59,325)	—	(59,325)	(741)	(60,066)	280
Reclassification adjustments for losses included in net income (interest expense)	—	—	662	—	—	662	8	670	—
Gains arising during the period on interest rate swaps	—	—	12,828	—	—	12,828	169	12,997	—
Adjustments to redemption value of redeemable non-controlling interests	—	(216)	—	—	—	(216)	—	(216)	216
Dividends to common stockholders and distributions to non-controlling interest holders ($0.72 per share)	—	—	—	—	(248,482)	(248,482)	(3,939)	(252,421)	—
Balance at September 30, 2026	$3,400	$8,895,212	$8,316	$68,913	$(4,895,426)	$4,080,415	$50,466	$4,130,881	$3,748

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2024	$3,505	$9,118,229	$(1,168)	$374,309	$(4,260,014)	$5,234,861	$66,235	$5,301,096	$4,778
Common stock redemptions	(2)	(3,626)	—	—	—	(3,628)	—	(3,628)	—
Conversion of OP Units to common stock	2	332	—	—	—	334	(334)	—	—
Share-based compensation	11	19,024	—	—	—	19,035	—	19,035	—
Redemption of non-controlling interest	—	—	—	—	—	—	(677)	(677)	—
Net (loss) income	—	—	—	(260,462)	—	(260,462)	(3,698)	(264,160)	84
Reclassification adjustments for gains included in net income (interest expense)	—	—	(121)	—	—	(121)	(2)	(123)	—
Losses arising during the period on interest rate swaps	—	—	(5,172)	—	—	(5,172)	(70)	(5,242)	—
Adjustments to redemption value of redeemable non-controlling interests	—	527	—	—	—	527	—	527	(530)
Dividends to common stockholders and distributions to non-controlling interest holders ($0.86 per share)	—	—	—	—	(302,440)	(302,440)	(3,874)	(306,314)	—
Balance at September 30, 2025	$3,516	$9,134,486	$(6,461)	$113,847	$(4,562,454)	$4,682,934	$57,580	$4,740,514	$4,332
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
Amounts in thousands
Unaudited

	NINE MONTHS ENDED SEPTEMBER 30,
OPERATING ACTIVITIES	2026	2025
Net loss	$(59,786)	$(264,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	385,152	436,558
Other amortization	34,284	35,487
Share-based compensation	14,405	19,035
Amortization of straight-line rent receivable (lessor)	(29,357)	(22,354)
Amortization of straight-line rent on operating leases (lessee)	1,529	2,566
Gain on sales of real estate properties and other assets	(16,966)	(99,678)
Loss on extinguishment of debt	1,718	286
Loss on derivatives	—	2,844
Impairment of real estate properties and credit loss recoveries (reserves)	57,909	258,791
Equity income from unconsolidated joint ventures	(4,241)	(446)
Distributions of earnings from unconsolidated joint ventures	15,450	16,487
Non-cash interest from financing and notes receivable	(271)	(657)
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(41,414)	(26,035)
Accounts payable and accrued liabilities	(22,321)	(32,993)
Other liabilities	(18,742)	(1,059)
Net cash provided by operating activities	317,349	324,756
INVESTING ACTIVITIES
Acquisitions of real estate	(6,909)	—
Development of real estate	—	(12,605)
Additional long-lived assets	(194,578)	(243,605)
Funding of mortgages and notes receivable	(7,678)	(6,027)
Investments in unconsolidated joint ventures	(47,889)	(1,546)
Investment in financing receivable	492	(497)
Proceeds from sales of real estate properties and additional long-lived assets	73,892	393,111
Distributions in excess of earnings from unconsolidated joint ventures	8,766	—
Proceeds from insurance recoveries	6,723	2,000
Proceeds from notes receivable repayments	53,441	53,513
Net cash (used in) provided by investing activities	(113,740)	184,344
FINANCING ACTIVITIES
Borrowings on unsecured credit facility	295,000	831,000
Repayments on unsecured credit facility	(415,000)	(682,000)
Net borrowings on commercial paper program	346,945	—
Repayment on term loans	—	(108,532)
Borrowings of notes and bonds payable	700,000	—
Redemption and repayments of notes and bonds payable	(605,915)	(251,042)
Dividends paid	(248,400)	(302,528)
Common stock redemptions	(2,815)	(3,628)
Common stock repurchases	(225,055)	—
Payments made for capped call premiums	(28,948)	—
Distributions to non-controlling interest holders	(3,165)	(3,884)
Redemption of non-controlling interest	(1,043)	(677)
Debt issuance and assumption costs	(23,849)	(13,083)
Payments made on finance leases	(37)	(145)
Net cash used in financing activities	(212,282)	(534,519)
Increase (decrease) in cash and cash equivalents	(8,673)	(25,419)
Cash and cash equivalents cash at beginning of period	26,172	68,916
Cash and cash equivalents at end of period, including held for sale	17,499	43,497
Cash and cash equivalents held for sale	—	(152)
Cash and cash equivalents at end of period	$17,499	$43,345

	NINE MONTHS ENDED SEPTEMBER 30,
Supplemental Cash Flow Information	2026	2025
Interest paid	$127,410	$160,215
Mortgage notes receivable taken in connection with sale of real estate	$—	$5,400
Invoices accrued for construction, tenant improvements and other capitalized costs	$46,186	$42,711
Proceeds from dispositions held in escrow	$—	$56,915
Capitalized interest	$9,671	$8,591

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2026, the Company had gross investments of approximately $10.2 billion in 495 consolidated real estate properties, construction in progress, redevelopments, investment in financing receivables, financing lease right-of-use assets, land held for development and corporate property, excluding assets held for sale. In addition, as of September 30, 2026, the Company had a weighted average ownership interest of approximately 30% in 66 real estate properties, excluding assets held for sale, held in unconsolidated joint ventures. See Note 2 below for more details regarding the Company's unconsolidated joint ventures. The Company's consolidated real estate properties are located in 25 states and total approximately 28.7 million square feet (26 states and 32.8 million square feet including unconsolidated joint venture properties). The Company provided leasing and property management services to 92% of its portfolio nationwide as of September 30, 2026.
The Company is structured as an umbrella partnership REIT under which substantially all of its business is conducted through the operating partnership, Healthcare Realty Holdings, L.P. (the “OP”), the day-to-day management of which is exclusively controlled by the Company. As of September 30, 2026, the Company owned 98.8% of the issued and outstanding units of the OP (“OP Units”), with other investors owning the remaining 1.2% of OP Units.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company may change its original assessment of a VIE upon subsequent events, such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk, the disposition of all or a portion of an interest held by the primary beneficiary, or changes in facts and circumstances that impact the power to direct activities of the VIE that most significantly impact economic performance. The Company performs this analysis on an ongoing basis.
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
The OP is 98.8% owned by the Company. Other holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interests are reflected as equity in the accompanying Condensed Consolidated Balance Sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2026, there were approximately 4.2 million OP Units, or 1.2% of OP Units issued and outstanding, held by non-controlling interest holders. Additionally, the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates its interests in the OP.
As of September 30, 2026 and December 31, 2025, the Company had two consolidated VIEs, in addition to the OP, consisting of joint venture investments in which the Company is the primary beneficiary of the VIE based on the combination of operational control and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs, excluding the OP, in the aggregate as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Assets:
Total real estate investments, net	$107,252	$103,092
Cash and cash equivalents	2,350	3,599
Other assets, net	7,860	7,083
Total assets	$117,462	$113,774
Liabilities:
Notes and bonds payable	$73,035	$73,468
Accounts payable and accrued liabilities	2,792	1,678
Other liabilities	700	651
Total liabilities	$76,527	$75,797
As of September 30, 2026, the Company had three unconsolidated VIEs consisting of two notes receivable and one joint venture. The Company does not have the power or economic interests to direct the activities of these VIEs on a stand-alone basis, and therefore it was determined that the Company was not the primary beneficiary. As a result, the Company accounts for the two notes receivable as amortized cost and the joint venture arrangement under the equity method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

See below for additional information regarding the Company's unconsolidated VIEs.

(dollars in thousands) ORIGINATION DATE	LOCATION	SOURCE	CARRYING AMOUNT	MAXIMUM EXPOSURE TO LOSS
2022	Texas [1]	Equity method	$47,886	$47,886
2024	Texas [2]	Note receivable	$13,999	$16,729
2024	Texas [2]	Note receivable	$1	$4,500
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
Reclassifications
Certain reclassifications have been made on the Company's Condensed Consolidated Statement of Income to conform to current year presentation. Previously, the Company's leasing commission amortization was presented in property operating expense on the Company's Condensed Consolidated Statement of Income. These amounts are now presented in depreciation and amortization on the Company's Condensed Consolidated Statement of Income. This resulted in $5.8 million and $16.6 million being reclassified into depreciation and amortization for the three and nine months ended September 30, 2025, respectively.
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
Redeemable Non-Controlling Interests
The Company accounts for redeemable equity securities in accordance with ASC Topic 480: Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable non-controlling interests in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the Company records the carrying amount at the greater of the initial carrying amount (increased or decreased for the non-controlling interest’s share of net income or loss and distributions) or the redemption value. The Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable non-controlling interest. As of September 30, 2026, the Company had redeemable non-controlling interests of $3.7 million.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever the occurrence of an event or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its tenants. The Company recognized real estate impairments totaling $16.2 million and $58.9 million, for the three and nine months ended September 30, 2026, respectively, and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
$104.4 million and $255.4 million, for the three and nine months ended September 30, 2025, respectively, as a result of the indicators described above. These amounts were determined using level 2 and level 3 fair value techniques and are included in Impairment of real estate properties and credit loss recoveries (reserves) on the Company's Condensed Consolidated Statement of Operations.
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
Investments in Leases - Financing Receivables, Net
In accordance with ASC Topic 842: Leases, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate assets but instead recognizes a financial asset in accordance with ASC Topic 310: Receivables. See below for additional information regarding the Company's financing receivables as of September 30, 2026 and December 31, 2025.

(dollars in thousands)			CARRYING VALUE AS OF
ORIGINATION DATE	LOCATION	INTEREST RATE	SEPTEMBER 30, 2026	DECEMBER 31, 2025
May 2021	Poway, CA	5.62%	$—	$117,260
November 2021	Columbus, OH	6.48%	6,017	5,989
			$6,017	$123,249
In June 2026, the Company amended the California lease with the seller-lessee to terminate the seller-lessee's repurchase option. Upon termination of the repurchase option, the transaction qualified for sale-leaseback accounting. Accordingly, the Company reclassified the remaining carrying amount of the $116.4 million financing receivable to building and improvements on the Company's Condensed Consolidated Balance Sheets.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, a mortgage or deed of trust, and/or corporate guarantees. Real estate notes receivable are intended to be held to maturity and are recorded at amortized cost, net of unamortized loan origination costs and fees and allowance for credit losses. As of September 30, 2026, real estate notes receivable, net, which are included in Other assets on the Company's Condensed Consolidated Balance Sheets, totaled $41.6 million.

(dollars in thousands)	ORIGINATION	MATURITY	STATED INTEREST RATE	MAXIMUM LOAN COMMITMENT	OUTSTANDING as of SEPTEMBER 30, 2026	INTEREST RECEIVABLE (OTHER ASSETS)	ALLOWANCE FOR CREDIT LOSSES	FAIR VALUE DISCOUNT AND FEES	CARRYING VALUE as of SEPTEMBER 30, 2026
Mezzanine loans
Arizona [1]	12/21/2023	12/20/2026	9.00%	$6,000	$6,000	$36	$—	$—	$6,036
Texas [2]	10/03/2024	12/31/2027	11.00%	4,500	1	—	—	—	1
Wisconsin	3/20/2025	3/19/2030	13.00%	8,500	8,500	—	—	—	8,500
Tennessee	4/06/2026	4/06/2031	11.50%	6,300	3,390	27	—	—	3,417
				25,300	17,891	63	—	—	17,954
Mortgage loans
Florida	12/28/2023	12/28/2026	9.00%	7,700	4,215	—	—	—	4,215
Texas [2]	10/03/2024	12/31/2027	7.50%	16,729	13,917	82	—	—	13,999
Texas	3/20/2025	3/19/2030	6.75%	5,400	5,400	31	—	—	5,431
				29,829	23,532	113	—	—	23,645

				$55,129	$41,423	$176	$—	$—	$41,599
1Original loan agreement contains two one-year extension options.
2In June 2026, the loan was amended to mature on December 31, 2027, with two one-year extension options.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Loan Activity
During the nine months ended September 30, 2026, the Company's significant loan activity included the following:
•In April 2026, the Company entered into a mezzanine loan agreement to provide funding of up to $6.3 million for a future development. As of September 30, 2026, $3.4 million of funding has been provided.
•In April 2026, the Company received $45.2 million, which was comprised of $45.0 million principal and $0.2 million interest receivable, upon maturity of a mortgage loan.
•In September 2026, the Company received $6.7 million, which was comprised of $6.4 million principal and $0.3 million interest receivable, upon the payoff of a mortgage loan.
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
The Company's allowance for credit losses was $16.8 million as of December 31, 2025. In the first quarter of 2026, the Company received $1.0 million related to a mortgage loan in which the Company previously reserved the remaining outstanding balance of $16.8 million. The Company no longer has a position in the loan. As of September 30, 2026, the Company's allowance for credit losses was de minimis.
Interest Income
Income from Lease Financing Receivables
The Company recognized the related income from financing receivables totaling $0.1 million and $4.3 million for the three and nine months ended September 30, 2026, respectively, and $2.0 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable in any particular period will not equal the cash payments from the lease agreement in that period.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to interest income over the life of the lease.
Income from Real Estate Notes Receivable
The Company recognized interest income related to real estate notes receivable of $1.0 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.7 million for the three and nine months ended September 30, 2025, respectively. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status. The Company did not have any loans on non-accrual status as of September 30, 2026.

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
Revenue that is accounted for under ASC Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Operations in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2026	2025	2026	2025
Type of Revenue
Parking income	$2,236	$2,179	$6,736	$6,411
Management fee income/other [1]	5,679	4,707	16,914	13,846
	$7,915	$6,886	$23,650	$20,257
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
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350) which targets improvements to the accounting for internal-use software. The ASU removes references to project stages in determining when internal-use software costs should be capitalized and clarifies the recognition threshold for capitalization. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance in ASC 815. The update improves the application of hedge accounting in the following areas: (i) similar risk assessment for cash flow hedges, (ii) hedging interest payments on choose-your-rate debt, (iii) cash flow hedges on non-financial forecasted transactions, (iv) net written options as hedging instruments and (v) provide for additional flexibility in measuring hedge effectiveness.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and applied prospectively. The Company is currently evaluating the impact that adoption of this ASU may have on its consolidated financial statements.
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
The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact that adoption of this ASU may have on its interim consolidated financial statements.
Note 2. Real Estate Investments
Unconsolidated Joint Ventures
The Company's investment in and income (losses) recognized for the three and nine months ended September 30, 2026 and 2025 related to its unconsolidated joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2026	2025	2026	2025

Investments in unconsolidated joint ventures, beginning of period	$457,033	$463,430	$453,607	$473,122
New investment during the period	28,859	567	47,889	1,546
Equity income recognized during the period [1]	816	287	4,241	446
Owner distributions	(5,187)	(5,657)	(24,216)	(16,487)
Investments in unconsolidated joint ventures, end of period	$481,521	$458,627	$481,521	$458,627
1Includes a gain on sale of real estate of $2.5 million and impairments of real estate properties of $0.5 million in the nine months ended September 30, 2026.
Joint Venture Disposition Activity
On April 27, 2026, an unconsolidated joint venture where the Company owns 50% sold a property for a total purchase price of $18.7 million.
Joint Venture Acquisition Activity
For the nine months ended September 30, 2026, an unconsolidated joint venture where the Company owns 20% acquired five properties, for which the Company contributed $41.7 million.
Subsequent Joint Venture Acquisition Activity
On October 16, 2026, an unconsolidated joint venture where the Company owns 20% acquired one property for a purchase price of $17.5 million, for which the Company contributed $3.5 million.
On October 22, 2026, an unconsolidated joint venture where the Company owns 20% acquired two properties for a total purchase price of $51.7 million, for which the Company contributed $10.3 million.
2026 Acquisition Activity
The following table details the Company's acquisitions for the nine months ended September 30, 2026.

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Charlotte, NC [1]	4/24/26	$3,670	12,418
1 Represents a condominium unit fully leased by Novant Health under a long-term lease in an existing building, bringing the Company's ownership to 93%.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2026 Disposition Activity
The following table details the Company's dispositions for the nine months ended September 30, 2026.

Dollars in thousands	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES)	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Atlanta, GA	1/14/26	$21,900	$(838)	$21,062	$9,579	$338	$11,145	60,039
Oklahoma City, OK [1]	3/3/26	11,500	(2,557)	8,943	8,520	184	239	186,301
Atlanta, GA	5/27/26	2,750	(251)	2,499	2,499	—	—	—
Austin, TX	6/12/26	8,900	(356)	8,544	4,513	261	3,770	12,880
Amarillo, TX	6/18/26	4,000	(463)	3,537	3,827	94	(384)	64,756
Dallas, TX	7/2/26	5,464	(400)	5,064	2,500	—	2,564	—
Chicago, IL [1]	9/11/26 & 9/30/26	23,000	(538)	22,462	22,894	(1,273)	841	154,750
Phoenix, AZ	9/30/26	1,200	(645)	591	1,588	(8)	(989)	76,288
Nacogdoches, TX [1]	9/30/26	845	(165)	680	1,698	(444)	(574)	26,743
Fort Lauderdale, FL	9/30/26	1,750	(302)	1,448	1,900	—	(452)	—

Total dispositions		$81,309	$(6,515)	$74,830	$59,518	$(848)	$16,160	581,757
1Includes two medical outpatient properties.

Subsequent Disposition Activity
On October 22, 2026, the Company sold one medical office building, comprising 59,427 square feet, and a garage in Atlanta, GA for a total purchase price of $36.0 million. This property was classified as held for sale as of September 30, 2026.
Assets Held for Sale
The Company had 17 properties and two land parcels classified as assets held for sale as of September 30, 2026 and 18 properties and one land parcel classified as assets held for sale as of December 31, 2025.
The table below reflects the assets and liabilities classified as held for sale as of September 30, 2026 and December 31, 2025:

Dollars in thousands	September 30, 2026	December 31, 2025
Balance Sheet data:
Land	$24,562	$21,193
Building and improvements	153,771	161,365
Lease intangibles	2,555	7,822
Personal property	95	101
Land held for development	17,640	—
	198,623	190,481
Accumulated depreciation	(59,897)	(55,908)
Real estate assets held for sale, net [1]	138,726	134,573
Operating lease right-of-use assets	3,992	3,641
Other assets, net	7,367	5,366
Assets held for sale, net	$150,085	$143,580

Accounts payable and accrued liabilities	$5,044	$4,514
Operating lease liabilities	3,942	6,792
Other liabilities	4,524	3,854
Liabilities of assets held for sale	$13,510	$15,160
1Net real estate assets held for sale include the impact of $30.9 million of impairment charges for the nine months ended September 30, 2026.

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
The Company's leases have escalators that are predominately based on a stated percentage, while others are based on an index such as the Consumer Price Index ("CPI"). In addition, most of the Company's leases include non-lease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and non-lease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases, recognized for the three and nine months ended September 30, 2026 was $277.6 million and $815.7 million, respectively. Lease income for the Company's operating leases, recognized for the three and nine months ended September 30, 2025 was $287.4 million and $863.3 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and one sales-type lease, as of September 30, 2026, were as follows:

Dollars in thousands	OPERATING
2026 (remaining)	$198,758
2027	772,541
2028	705,247
2029	613,318
2030	514,389
2031 and thereafter	2,221,991
$5,026,244
Lessee Accounting
The Company has obligations, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2026, the Company had 167 ground leases associated with properties covering 12.5 million square feet. Some of the Company's ground lease renewal terms are based on fixed rent renewal terms, and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally stated in the lease or based on CPI. The Company had 61 prepaid ground leases as of September 30, 2026. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.3 million and $0.3 million of the Company's rental expense for each of the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.0 million for each of the nine months ended September 30, 2026 and 2025, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company’s future lease payments (primarily for its 106 non-prepaid ground leases), excluding amounts due for assets held for sale, as of September 30, 2026, were as follows:

Dollars in thousands	OPERATING	FINANCING
2026 (remaining)	$2,402	$477
2027	9,686	2,105
2028	9,700	2,137
2029	9,783	2,169
2030	9,925	2,203
2031 and thereafter	444,497	379,759
Total undiscounted lease payments	485,993	388,850
Discount	(322,200)	(314,375)
Lease liabilities	$163,793	$74,475
The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2026 and 2025:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2026	2025	2026	2025
Operating lease cost
Operating lease expense	$3,537	$4,370	$9,653	$13,125
Variable lease expense	1,276	1,273	4,552	4,074

Finance lease cost
Amortization of right-of-use assets	313	370	1,058	1,111
Interest on lease liabilities	939	927	2,800	2,764
Total lease expense	$6,065	$6,940	$18,063	$21,074

Other information
Operating cash outflows related to operating leases	$3,326	$3,445	$10,582	$12,466
Operating cash outflows related to financing leases	$568	$568	$1,417	$1,686
Financing cash outflows related to financing leases	$—	$100	$37	$239

Weighted-average years remaining lease term (excluding renewal options) - operating leases	39.9	40.6
Weighted-average years remaining lease term (excluding renewal options) - finance leases	56.2	57.2
Weighted-average discount rate - operating leases	5.8%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.0%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of September 30, 2026 and December 31, 2025.

	MATURITY DATE [1]	BALANCE AS OF [2]		EFFECTIVE INTEREST RATE as of 9/30/2026
Dollars in thousands		9/30/2026	12/31/2025
$1.5 billion Revolving Facility [3]	7/29	$—	$120,000	4.75%
Commercial Paper Program [4]	7/29	347,236	—	4.17%
$200 million Unsecured Term Loan	7/27	199,809	199,635	4.42%
$300 million Unsecured Term Loan	1/28	299,398	299,055	4.27%
$400 million Unsecured Delayed Draw Term Loan	5/29	—	—	N/A
Senior Notes due 2026 [5]	8/26	—	595,026	4.94%
Senior Notes due 2027	7/27	496,282	492,693	4.76%
Senior Notes due 2028	1/28	299,136	298,653	3.85%
Senior Notes due 2030	2/30	605,954	597,188	5.30%
Senior Notes due 2030	3/30	297,932	297,610	2.72%
Senior Notes due 2031	3/31	297,266	296,866	2.25%
Senior Notes due 2031	3/31	700,494	685,873	5.13%
Exchangeable Senior Notes due 2032	1/32	682,666	—	3.51%
Mortgage notes payable [6]	12/26-12/27	22,986	28,824	4.08% - 5.67%
		$4,249,159	$3,911,423
1Maturity date does not include extension options.
2Balance is presented net of discounts and issuance costs and inclusive of premiums, where applicable.
3As of September 30, 2026, the Company had $1.2 billion available to be drawn on its $1.5 billion Revolving Facility after Commercial Paper Program borrowings.
4Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company uses the maturity date of the Revolving Facility. As of September 30, 2026, the weighted average remaining maturity of Commercial Paper Program borrowings was approximately 8 days.
5The Company repaid Senior Notes due 2026 in full in May 2026.
6In March 2026, the Company repaid a mortgage note payable in full totaling $5.2 million. A mortgage note payable with a maturity date of July 2026 was extended to December 2027.

2032 Exchangeable Senior Notes
In May 2026, the OP issued $700 million aggregate principal amount of the 2032 Exchangeable Senior Notes in a private placement, including the initial purchasers’ exercise in full of their option to purchase an additional $100 million aggregate principal amount of the 2032 Exchangeable Senior Notes. The total proceeds from the issuance of the 2032 Exchangeable Senior Notes, net of initial purchaser discounts and commissions and debt issuance costs, were approximately $680.9 million. The 2032 Exchangeable Senior Notes were issued pursuant to, and are governed by, an indenture (the "Indenture"), dated as of May 7, 2026, among the OP, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee.
The 2032 Exchangeable Senior Notes are senior, unsecured obligations of the OP, guaranteed by the Company, and will mature on January 15, 2032, unless earlier redeemed, repurchased, or exchanged. The 2032 Exchangeable Senior Notes bear interest at a rate of 3.00% per annum, payable semiannually in arrears on January 15th and July 15th of each year, commencing January 15th, 2027.
The 2032 Exchangeable Senior Notes are exchangeable into shares of the Company’s Class A common stock at an initial exchange rate of 43.4660 shares per $1,000 principal amount of the 2032 Exchangeable Senior Notes, which represents an initial exchange price of approximately $23.01 per share, subject to standard anti-dilution adjustments, including distributions in excess of a regular quarterly distribution of $0.24 per share. As of September 30, 2026, there have been no adjustments to the exchange rate. From and after October 15, 2031, the 2032 Exchangeable Senior Notes may be exchanged at any time until the close of business on the second scheduled trading day immediately before the maturity date. Prior to October 15, 2031, the 2032 Exchangeable Senior Notes may only be exchanged under certain circumstances pursuant to the Indenture. None of these circumstances were met as of September 30, 2026. In addition, if the 2032 Exchangeable Senior Notes are exchanged in connection with certain

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
corporate events or because the OP elects to redeem the 2032 Exchangeable Senior Notes as described above, the exchange rate associated with such exchanges may be increased.
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
The 2032 Exchangeable Senior Notes are being accounted for as a single liability and the exchange feature was determined to qualify for the derivative scope exception for contracts indexed to and settled in the Company’s own stock. The issuance costs are capitalized as a deduction to the carrying value of the liability and amortized over the contractual life of the 2032 Exchangeable Senior Notes using the effective interest method. As of September 30, 2026, the net carrying amount of the exchangeable debt instrument was approximately $682.7 million, with unamortized debt discount and issuance costs of approximately $17.3 million. For the three and nine months ended September 30, 2026, the total interest expense was approximately $6 million and $9.7 million, respectively. Coupon interest expense was approximately $5.3 million and $8.5 million and the amortization of debt discount and issuance costs was approximately $0.7 million and $1.2 million for the three and nine months ended September 30, 2026, respectively.
2032 Capped Calls
In connection with the issuance of the 2032 Exchangeable Senior Notes, the Company and the OP entered into privately-negotiated capped call transactions (the "2032 Capped Calls") with certain financial institution counterparties. The 2032 Capped Calls each have an initial strike price of approximately $23.01 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial exchange price of the 2032 Exchangeable Senior Notes. The 2032 Capped Calls each have an initial cap price of approximately $27.41 per share, subject to certain adjustments under the terms of the 2032 Capped Calls. The 2032 Capped Calls initially cover, subject to anti-dilution adjustments, the number of shares of the Company's Class A common stock initially underlying the 2032 Exchangeable Senior Notes. The 2032 Capped Calls are expected generally to reduce the potential dilution to the Company's Class A common stock upon any exchange of the 2032 Exchangeable Senior Notes and/or offset any potential cash payments that the Company is required to make in excess of the principal amount of the 2032 Exchangeable Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2032 Capped Calls will expire in connection with the maturity of the 2032 Exchangeable Senior Notes, if not earlier exercised or terminated.
A portion of the proceeds from the 2032 Exchangeable Senior Notes was used to pay the premiums of the 2032 Capped Calls of approximately $28.9 million, which was recorded as a reduction to stockholders' equity for the Company.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Earnings per Share
The Company applies the if converted method to assess the dilutive impact of the 2032 Exchangeable Senior Notes on earnings per share, reflecting the obligation to settle the principal amount of the 2032 Exchangeable Senior Notes in cash upon exchange. For the three and nine months ended September 30, 2026, the average stock price did not exceed the exchange price of the 2032 Exchangeable Senior Notes, so the 2032 Exchangeable Senior Notes did not have an impact on the calculations of diluted EPS.
Delayed Draw Term Loan Facility
On May 15, 2026, the Company and the OP (as borrower) entered into a term loan agreement (the "Term Loan Agreement”), which provides for a $400.0 million senior unsecured delayed draw term loan facility (the “Delayed Draw Term Loan”). The Term Loan Agreement has an accordion feature to increase the Delayed Draw Term Loan or add one or more new tranches of term loans up to an additional aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions and the receipt of additional commitments from existing or new lenders. The scheduled maturity date of the Delayed Draw Term Loan is May 15, 2029. Term loans outstanding under the Delayed Draw Term Loan will accrue interest at an annual rate equal to (a) the applicable margin, plus (b) at the OP’s option, (x) the base rate, (y) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York (“Term SOFR”) or (z) a daily rate determined by reference to SOFR (“Daily Simple SOFR”), subject to a floor of, in the case of base rate, 1.00% and in the case of Term SOFR and Daily Simple SOFR, 0.00%. The applicable margin under the Delayed Draw Term Loan ranges from 0.00% to 0.550% for base rate loans and 0.675% to 1.550% for Term SOFR or Daily Simple SOFR loans, in each case, based on the non-credit enhanced, senior unsecured long-term debt ratings of the OP. Deferred financing costs incurred as a result of the transaction totaled approximately $4.1 million and are recorded as an other asset on the condensed consolidated balance sheet. As of September 30, 2026, no borrowings were outstanding under the Delayed Draw Term Loan.
Commercial Paper Program
In February 2026, the Company entered into a commercial paper dealer agreement to issue short-term commercial paper notes of up to $600.0 million, with maturities up to 364 days. The program is backstopped by the Revolving Facility. The notes will be issued at par less a discount representing an interest factor, or if interest bearing, at par. As of September 30, 2026, the Company had a principal balance of $347.5 million outstanding.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
As of September 30, 2026, the Company had two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk for a total notional value of $400 million at a rate of 3.32%.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments and their classification on the Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025.

	AS OF SEPTEMBER 30, 2026		AS OF DECEMBER 31, 2025
In thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swaps 2019	Other Assets	$—	Other Assets	$488
Interest rate swaps 2022	Other Liabilities	—	Other Liabilities	(3,928)
Interest rate swaps 2026	Other Assets	11,745	Other Assets	—
Total derivatives designated as hedging instruments		$11,745		$(3,440)

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2026 and 2025 related to the Company's outstanding interest rate swaps.

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2026	2025		2026	2025
Interest rate swaps	$(6,432)	$(837)	Interest expense	$(369)	$(1,136)
Interest rate swaps	—	—	Other expense	—	2,493
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	(127)	Interest expense	631	40
Settled interest rate swaps	—	—	Other expense	—	294
	$(6,432)	$(964)	Total	$369	$1,798

	(GAIN)/LOSS RECOGNIZED IN AOCI ON DERIVATIVE nine months end September 30,			(GAIN)/LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2026	2025		2026	2025
Interest rate swaps	$(12,606)	$5,328	Interest expense	$(861)	$(3,417)
Interest rate swaps	—	—	Other expense	—	2,493
Settled treasury hedges	—	—	Interest expense	320	320
Settled interest rate swaps	(391)	(86)	Interest expense	1,211	187
Settled interest rate swaps	—	—	Other expense	—	294
	$(12,997)	$5,242	Total	$670	$(123)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company estimates that an additional $2.3 million will be reclassified from accumulated other comprehensive loss as a net decrease to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties providing that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2026, the Company did not have any derivatives in a net liability position including accrued interest. As of September 30, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2026, and the twelve months ended December 31, 2025:

	NINE MONTHS ENDED SEPTEMBER 30, 2026	TWELVE MONTHS ENDED DECEMBER 31, 2025
Balance, beginning of period	351,603,138	350,532,006
Conversion of OP Units to common stock	50,752	22,228
Shares Repurchased	(12,343,785)	—
Non-vested share-based awards, net of withheld shares and forfeitures	691,652	1,048,904
Balance, end of period	340,001,757	351,603,138
Common Stock Dividends
During the nine months ended September 30, 2026, the Company declared and paid common stock dividends totaling $0.72 per share. On October 29, 2026, the Company declared a quarterly common stock dividend in the amount of $0.24 per share payable on November 20, 2026 to stockholders of record on November 10, 2026.
Common Stock Repurchases
On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock.
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
During the three months ended September 30, 2026, the Company repurchased 2.8 million shares of its common stock at an average price of $18.07 per share for a total of $49.9 million. As of September 30, 2026, the Company had $350.2 million remaining under its 2025 share repurchase authorization.
In October 2026, the Company repurchased 1.5 million shares of its common stock at an average price of $17.13 per share for a total of $24.9 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

On October 26, 2026, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $500.0 million stock repurchase authorization. The stock repurchase authorization expires on October 25, 2027, and the Company may suspend or terminate repurchases at any time without prior notice. Under the Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common share. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2026	2025	2026	2025

Weighted average common shares outstanding	342,512,629	351,595,479	345,304,790	351,258,278
Non-vested shares	(1,896,225)	(1,631,474)	(1,877,667)	(1,546,284)
Weighted average common shares outstanding - basic	340,616,404	349,964,005	343,427,123	349,711,994

Weighted average common shares outstanding - basic	340,616,404	349,964,005	343,427,123	349,711,994
Dilutive effect of OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	340,616,404	349,964,005	343,427,123	349,711,994

Net loss	$(15,851)	$(58,544)	$(59,786)	$(264,076)
Income allocated to participating securities	(783)	(503)	(2,314)	(1,702)
Loss attributable to non-controlling interest	96	806	461	3,614
Adjustment to loss attributable to non-controlling interest for legally outstanding restricted units	114	(97)	322	(251)
Net loss applicable to common stockholders - basic and diluted	$(16,424)	$(58,338)	$(61,317)	$(262,415)

Basic earnings per common share - net loss	$(0.05)	$(0.17)	$(0.18)	$(0.75)
Diluted earnings per common share - net loss	$(0.05)	$(0.17)	$(0.18)	$(0.75)
The effect of OP Units redeemable for 4,229,701 shares and 4,251,499 shares of common stock for the three and nine months ended September 30, 2026, respectively, were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
Stock Incentive Plan
The Company's stock incentive plan (the "Incentive Plan") permits the grant of incentive awards to its employees and directors in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, or other stock-based awards, including units in the OP.
Equity Incentive Plans
During the nine months ended September 30, 2026, the Company made the following equity awards under the Incentive Plan:
Restricted Stock
During the first quarter of 2026, the Company granted non-vested stock awards to its named executive officers and other members of senior management with an aggregate grant date fair value of $13.2 million, which consisted of an aggregate of 771,426 non-vested shares of common stock with vesting periods ranging from three to eight years.
During the second quarter of 2026, the Company granted non-vested stock awards to its independent directors and other members of senior management with an aggregate grant date fair value of $1.1 million, which consisted of an aggregate of 57,474 non-vested shares of common stock with vesting periods ranging from one to three years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

During the third quarter of 2026, the Company granted non-vested stock awards to its members of management with an aggregate grant date fair value of $0.5 million, which consisted of an aggregate of 24,318 non-vested shares of common stock with vesting periods ranging from two to three years.

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
The following table represents the summary of non-vested share-based awards under the Incentive Plan for the three and nine months ended September 30, 2026 and 2025:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Share-based awards, beginning of period	3,702,001	3,287,131	2,565,437	1,799,737
Granted [1]	24,318	27,946	1,838,278	1,917,744
Vested	(7,841)	(537,038)	(500,426)	(888,309)
Change in awards based on performance assessment	—	15,348	(114,947)	(21,758)
Forfeited	—	(180,872)	(69,864)	(194,899)
Share-based awards, end of period	3,718,478	2,612,515	3,718,478	2,612,515
1LTIP-C units in the OP are issued at the maximum number of units of the award and are reflected as such in this table until the performance conditions have been satisfied, and the exact number of awards are determinable.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

During the three months ended September 30, 2026 and 2025, the Company withheld 2,220 and 126,643 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
The following table represents expected amortization of the Company's non-vested awards issued as of September 30, 2026:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2026 (remaining)	$4.6
2027	16.4
2028	10.0
2029	1.8
2030 and thereafter	0.5
Total	$33.3
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
The table below details the fair values and carrying values for notes and bonds payable and real estate notes receivable as of September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1,2,3]	$3,566.5	$3,468.6	$3,911.4	$3,928.8
2032 Exchangeable senior notes 1, [2]	$682.7	$670.2	$—	$—
Real estate notes receivable	$41.6	$40.5	$87.0	$86.5
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
2Fair value for senior notes includes accrued interest as of September 30, 2026 and December 31, 2025.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Pursuant to ASU 2023-07, Segment Reporting (Topic 280), public entities are required to disclose more detailed information about significant reportable segment expenses that are regularly provided to the CODM.
The table below details the significant expenses for the three and nine months ended September 30, 2026 and 2025.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2026	2025	2026	2025
Significant Segment Expenses:
Property taxes	$24,316	$28,224	$75,804	$86,063
Personnel	26,174	21,882	76,889	70,483
Utilities	24,374	26,292	66,166	70,432
Maintenance	24,852	25,002	74,969	78,495
Totals	$99,716	$101,400	$293,828	$305,473
The following schedule reconciles net loss to segment expenses for the three and nine months ended September 30, 2026 and 2025.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2026	2025	2026	2025
Revenue	$286,641	$297,765	$847,479	$894,243
Property taxes	(24,316)	(28,224)	(75,804)	(86,063)
Personnel	(26,174)	(21,882)	(76,889)	(70,483)
Utilities	(24,374)	(26,292)	(66,166)	(70,432)
Maintenance	(24,852)	(25,002)	(74,969)	(78,495)
Other segment expenses [1]	(15,165)	(28,028)	(51,796)	(75,060)
Transaction costs	(1,693)	(125)	(4,102)	(1,729)
Depreciation and amortization	(128,101)	(143,640)	(385,152)	(453,150)
Gain on sales of real estate properties and other assets	2,476	76,771	16,966	99,678
Interest expense	(44,849)	(52,642)	(133,885)	(160,800)
Loss on extinguishment of debt	—	(286)	(1,718)	(286)
Impairment of real estate properties and credit loss recoveries (reserves)	(16,152)	(104,362)	(57,909)	(258,791)
Equity income from unconsolidated joint ventures	816	287	4,241	446
Interest and other (expense) income, net	(108)	(2,884)	(82)	(3,154)
Net loss	$(15,851)	$(58,544)	$(59,786)	$(264,076)
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
•Pandemics, and measures intended to prevent their spread or mitigate their severity, could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition; and
•The Company's success depends, in part, on its ability to attract and retain talented employees. The loss of any one of the Company's key personnel or the inability to maintain appropriate staffing could adversely impact the Company's business.
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
•Trends in the healthcare service industry, including the impact of the One Big Beautiful Bill Act passed during 2025 that is the subject of ongoing analysis, may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments;
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
As of September 30, 2026, the Company had $1.6 billion available to be drawn on the Delayed Draw Term Loan and Revolving Facility, net of Commercial Paper Program borrowings, and available cash.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, tenant improvement allowances, operating and finance lease payments, paying dividends, share repurchases, and funding debt service, through cash on hand, cash flows from operations and the cash flow sources addressed above. Management believes that the Company's liquidity and sources of capital are adequate to satisfy our short- and long-term cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.
Operating Activities
Cash flows provided by operating activities decreased from $324.8 million for the nine months ended September 30, 2025 to $317.3 million for the nine months ended September 30, 2026. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments or to repay indebtedness. The income from the new investments or reduction in interest expense could be less than the income from properties sold, which would adversely affect the Company's results of operations and cash flows.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2026 were approximately $113.7 million and cash flows provided by investing activities for the nine months ended September 30, 2025 were $184.3 million. Below is a summary of the investing activities.

Acquisitions
The Company had the following real estate acquisition activity for the nine months ended September 30, 2026:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Charlotte, NC [1]	4/24/26	$3,670	12,418
1.Represents a condominium unit fully leased by Novant Health under a long-term lease in an existing building, bringing the Company's ownership to 93%.
Dispositions
The Company disposed of 10 properties and four land parcels during the nine months ended September 30, 2026 for a total sales price of $81.3 million, generating net proceeds of $74.8 million after closing credits. The following table details these dispositions for the nine months ended September 30, 2026:

Dollars in thousands	Date Disposed	Sale Price	Square Footage
Atlanta, GA	1/14/26	$21,900	60,039
Oklahoma City, OK [1]	3/3/26	11,500	186,301
Atlanta, GA	5/27/26	2,750	—
Austin, TX	6/12/26	8,900	12,880
Amarillo, TX	6/18/26	4,000	64,756
Dallas, TX	7/2/26	5,464	—
Chicago, IL [1]	9/11/26 & 9/30/26	23,000	154,750
Phoenix, AZ	9/30/26	1,200	76,288
Nacogdoches, TX [1]	9/30/26	845	26,743
Fort Lauderdale, FL	9/30/26	1,750	—

Total		$81,309	581,757
1Includes two medical outpatient properties.
Subsequent Disposition Activity
On October 22, 2026, the Company sold one medical office building, comprising 59,427 square feet, and a garage in Atlanta, GA for a total purchase price of $36.0 million.
Capital Expenditures
During the nine months ended September 30, 2026, the Company incurred capital costs totaling $159.5 million for the following:
•$53.8 million toward development and redevelopment of properties;
•$62.1 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$25.3 million toward second generation tenant improvements; and
•$18.3 million toward building capital.
Investment in Unconsolidated Joint Venture
During the nine months ended September 30, 2026, the Company contributed $47.9 million, of which $41.7 million related to property acquisitions, to existing joint ventures in which it holds a 20% interest.
Subsequent Joint Venture Acquisition Activity
On October 16, 2026, an unconsolidated joint venture where the Company owns 20% acquired one property for a purchase price of $17.5 million, for which the Company contributed $3.5 million.
On October 22, 2026, an unconsolidated joint venture where the Company owns 20% acquired two properties for a total purchase price of $51.7 million, for which the Company contributed $10.3 million.
Real Estate Notes Receivable
In April 2026, the Company entered into a mezzanine loan agreement to provide funding up to $6.3 million for a future development. As of September 30, 2026, $3.4 million of funding has been provided.

In April 2026, the Company received $45.2 million upon maturity of a mortgage loan. In September 2026, the Company received $6.7 million upon the payoff of a mortgage loan.
See Note 1 to the Condensed Consolidated Financial Statements in this report for more information about real estate notes receivable and allowance for credit losses.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2026 and September 30, 2025, were approximately $212.3 million and $534.5 million, respectively. See Notes 4 and 7 to the Condensed Consolidated Financial Statements in this report for more information about capital markets and financing activities.
Debt Activity
On February 12, 2026, Healthcare Realty established its inaugural commercial paper program, with a total size of up to $600 million. As of September 30, 2026, the Company had a principal balance of $347.5 million outstanding.
On May 7, 2026, the OP issued $700.0 million of 3.00% 2032 Exchangeable Senior Notes. The proceeds from the offering were primarily used to repay the Company’s $600 million of Senior Notes that were due to mature in August 2026. In connection with the offering of the 2032 Exchangeable Senior Notes, the Company and the OP entered into the 2032 Capped Calls with an initial cap price of $27.41 per share. A portion of the proceeds from the 2032 Exchangeable Senior Notes was used to pay the premiums of the 2032 Capped Calls of approximately $28.9 million, which was recorded as a reduction to stockholders' equity. See Note 4 to the Condensed Consolidated Financial Statements in this report for more information.
On May 15, 2026, the Company and the OP (as borrower) entered into a term loan agreement (the "Term Loan Agreement”), which provides for a $400.0 million senior unsecured delayed draw term loan facility (the “Delayed Draw Term Loan”). The Term Loan Agreement has an accordion feature to increase the Delayed Draw Term Loan or add one or more new tranches of term loans up to an additional aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions and the receipt of additional commitments from existing or new lenders. The scheduled maturity date of the Delayed Draw Term Loan is May 15, 2029. Term loans outstanding under the Delayed Draw Term Loan will accrue interest at an annual rate equal to (a) the applicable margin, plus (b) at the OP’s option, (x) the base rate, (y) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York (“Term SOFR”) or (z) a daily rate determined by reference to SOFR (“Daily Simple SOFR”), subject to a floor of, in the case of base rate, 1.00% and in the case of Term SOFR and Daily Simple SOFR, 0.00%. The applicable margin under the Delayed Draw Term Loan ranges from 0.00% to 0.550% for base rate loans and 0.675% to 1.550% for Term SOFR or Daily Simple SOFR loans, in each case, based on the non-credit enhanced, senior unsecured long-term debt ratings of the OP. Deferred financing costs incurred as a result of the transaction totaled approximately $4.1 million and are recorded as an other asset on the condensed consolidated balance sheet. As of September 30, 2026, no borrowings were outstanding under the Delayed Draw Term Loan.
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
As of September 30, 2026, the Company had two outstanding interest rate derivatives with notional values totaling $400.0 million to hedge the one-month term Secured Overnight Financing Rate ("SOFR") at a rate of 3.32%. As of September 30, 2026, both of these swaps were designated as cash flow hedges.
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
Expiring Leases
The Company expects that approximately 10-15% of its leases will expire each year in the ordinary course of business. There are 146 multi-tenant and single-tenant leases totaling 0.4 million square feet that will expire during the remainder of 2026. Approximately 73% of the leases expiring during the remainder of 2026 are for space in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first nine months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expenses based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2026, leases for approximately 92% of the Company's total leased square footage allow for some recovery of operating expenses, with approximately 28% having modified gross lease structures and approximately 64% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

YEAR EXERCISABLE	NUMBER OF PROPERTIES	GROSS REAL ESTATE INVESTMENT AS OF SEPTEMBER 30, 2026 [1]
Current [2]	7	$187,194
2026 (remaining)	2	44,210
2027	6	170,631
2028	6	157,237
2029	5	115,216
2030	—	—
2031	4	100,377
2032	2	23,000
2033	—	—
2034	—	—
2035	2	40,781
2036 and thereafter [3]	8	232,344
Total	42	$1,070,990
1Purchase option prices are based on fair market value components that are determined by an appraisal process, except for four properties totaling $118.6 million with stated prices or prices based on fixed capitalization rates.
2These purchase options have been exercisable for an average of approximately 11.6 years.
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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs, restructuring, severance and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to

Normalized FFO non-real estate depreciation and amortization, non-cash interest amortization, and stock-based compensation expense; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
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

The table below reconciles net loss to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2026 and 2025:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2026	2025	2026	2025
Net loss attributable to common stockholders	$(15,755)	$(57,738)	$(59,325)	$(260,462)
Net loss attributable to common stockholders per diluted share [1]	$(0.05)	$(0.17)	$(0.18)	$(0.75)

Gain on sales of real estate properties	(2,476)	(76,771)	(16,966)	(99,678)
Impairment of real estate properties	16,152	104,362	58,909	255,384
Real estate depreciation and amortization	127,020	143,187	381,896	451,411
Non-controlling loss from operating partnership units	(194)	(806)	(741)	(3,698)
Unconsolidated JV depreciation, amortization, gain and impairment	6,919	6,688	17,733	20,111

FFO attributable to common stockholders	$131,666	$118,922	$381,506	$363,068
FFO attributable to common stockholders per common share - diluted	$0.38	$0.34	$1.10	$1.02

Transaction costs	1,693	125	4,102	1,729
Debt financing costs	25	3,493	1,917	3,493
Restructuring and severance-related charges	2,031	12,046	12,615	22,849
Merger-related fair value of debt instruments	9,107	10,715	30,251	31,741
Other	1,406	39	3,622	3,918

Normalized FFO attributable to common stockholders	$145,928	$145,340	$434,013	$426,798
Normalized FFO attributable to common stockholders per common share - diluted	$0.42	$0.41	$1.25	$1.20

Non-real estate depreciation and amortization	749	1,139	2,200	3,592
Non-cash interest amortization, net	1,495	1,384	4,242	3,731
Straight-line rent, net	(12,332)	(6,924)	(36,338)	(22,837)
Stock-based compensation	4,561	3,386	12,909	10,301
Unconsolidated JV non-cash items	(169)	(463)	(423)	(1,073)
Rent reserves, net	—	146	—	370
Maintenance capital and leasing commissions	(30,058)	(27,155)	(84,211)	(86,455)
FAD	$110,174	$116,853	$332,392	$334,427
FFO weighted average common shares outstanding - diluted [2]	345,568	354,690	348,292	354,294

1Potential common shares are not included in diluted earnings per share when a loss exists as the effect would be antidilutive.
2 The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 722,102 and 472,119, respectively, for the three months ended September 30, 2026 and 2025, and the dilutive impact of 4,229,701 and 4,251,499 OP Units outstanding for the three and nine months ended September 30, 2026, respectively.

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
The following table reflects the Company's Same Store Cash NOI for the nine months ended September 30, 2026 and 2025:

	NUMBER OF PROPERTIES	GROSS INVESTMENT as of September 30, 2026	SAME STORE CASH NOI for the nine months ended September 30,
Dollars in thousands			2026	2025
Same store properties	462	$8,867,146	$459,781	$434,616
Joint venture same store properties	58	$495,125	$22,727	$21,673
The following tables reconcile net loss to Same Store NOI and the same store property metrics to the total owned real estate portfolio for the nine months ended September 30, 2026 and 2025:
Reconciliation of Same Store Cash NOI

	NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2026	2025
Net loss	$(59,786)	$(264,076)
Other expense	172,387	322,907
General and administrative expense	44,139	58,782
Depreciation and amortization expense	385,152	453,150
Other expenses [1]	9,858	6,083
Straight-line rent, net	(27,827)	(19,787)
Joint venture properties	27,320	24,887
Other revenue [2]	(39,167)	(28,794)
Cash NOI	512,076	553,152
Cash NOI not included in same store	(29,568)	(96,863)
Same store cash NOI	482,508	456,289
Same store joint venture properties	(22,727)	(21,673)
Same store cash NOI (excluding JVs)	$459,781	$434,616
1.Includes transaction costs, rent reserves, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2.Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease termination fees and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF SEPTEMBER 30, 2026
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	462	$8,867,146	25,672	93.1%
Joint venture same store properties	58	495,125	3,725	93.6%
Wholly owned and joint venture acquisitions	5	17,864	412	99.0%
Developments	2	87,208	224	60.5%
Development completions	2	54,818	107	89.6%
Redevelopments	24	842,283	2,158	69.0%
Redevelopment completions	7	179,819	551	81.9%
Total	560	$10,544,263	32,849	91.2%
Joint venture properties	68	625,725	4,524	90.8%
Total wholly owned real estate properties	492	$9,918,538	28,325	91.3%
1Excludes assets held for sale, construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.
Results of Operations
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
The Company’s results of operations for the three months ended September 30, 2026 compared to the same period in 2025 were impacted by developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $9.8 million, or 3.4%, for the three months ended September 30, 2026, compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2025 and 2026 resulted in a decrease of $28.7 million.
•Leasing activity resulted in an increase of $15.6 million.
•A property reclassifying from an investment in financing receivable to building and improvements resulted in an increase of $2.1 million.
•Developments completed in 2025 resulted in an increase of $1.2 million.
Interest income decreased $2.4 million, or 67.7%, for the three months ended September 30, 2026, compared to the prior year period primarily as a result of a property reclassifying from an investment in financing receivable to building and improvements of $1.9 million. An additional decrease is due to notes receivables payoffs, net of new notes receivables, of approximately $0.5 million.
Other operating income increased $1.0 million, or 14.9%, for the three months ended September 30, 2026, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $5.2 million, or 4.8%, for the three months ended September 30, 2026, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $11.4 million.
•Property tax expense resulted in a decrease of $0.5 million
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $2.6 million;
◦Administrative and other legal costs of $1.2 million;
◦Compensation expense of $1.2 million;

◦Utilities expense of $0.9 million;
◦Janitorial expense of $0.4 million; and
◦Insurance expense of $0.1 million.
•Developments completed in 2025 resulted in an increase of $0.3 million.
General and administrative expenses decreased approximately $9.3 million, or 42.9%, for the three months ended September 30, 2026, compared to the prior year period primarily as a result of the following activity:
•Decrease in restructuring and severance-related charges of $11.1 million;
•Decrease in cash compensation expense of $0.2 million;
•Increase in non-cash incentive based cash compensation expense of $1.1 million; and
•Increases in other items including legal and other administrative costs of $0.9 million.

Depreciation and amortization expense decreased $15.5 million, or 10.8%, for the three months ended September 30, 2026, compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $11.2 million.
•Assets that became fully depreciated resulted in a decrease of $15.2 million.
•Leasing costs amortization resulted in an increase of $2.1 million.
•Various building and tenant improvement expenditures resulted in an increase of $8.0 million.
•Developments completed in 2025 resulted in an increase of $0.8 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
In the three months ended September 30, 2026, the Company recognized gains on sale of real estate properties and other assets of approximately $2.5 million. In the three months ended September 30, 2025, the Company recognized gains on sale of real estate properties and other assets of approximately $76.8 million.
Interest expense
Interest expense decreased $7.8 million, or 14.8%, for the three months ended September 30, 2026, compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2026	2025	$	%
Contractual interest	$34,629	$43,484	$(8,855)	(20.4)%
Net discount/premium accretion	9,895	10,855	(960)	(8.8)%
Debt issuance costs amortization	1,382	1,252	130	10.4%
Amortization of interest rate swap settlement	631	—	631	N/A
Amortization of treasury hedge settlement	107	107	—	—%
Interest cost capitalization	(2,734)	(3,983)	1,249	(31.4)%
Interest on lease liabilities	939	927	12	1.3%
Total interest expense	$44,849	$52,642	$(7,793)	(14.8)%
Contractual interest expense decreased $8.9 million, or 20.4%, for the three months ended September 30, 2026, compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $8.4 million as a result of a decreased aggregate balance.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
•The commercial paper program and unsecured credit facility accounted for a net decrease of approximately $1.0 million.
•The impact of interest rate swaps accounted for an increase of $0.7 million.

Debt extinguishment costs
In the third quarter of 2025, the Company recorded approximately $0.3 million in debt extinguishment costs related to the renewal of its Unsecured Credit Facility.
Interest and other income (expense)
In the third quarter of 2025, the Company reclassified approximately $2.8 million from AOCI to other expense related to ineffectiveness on eight interest rate swaps. See Note 5 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's derivative accounting.
Impairment of real estate properties and credit loss reserves
In the third quarter of 2026, the Company recognized impairments totaling $16.2 million on properties sold and properties with changes in the expected holding periods. In the third quarter of 2025, the Company recognized impairments totaling $104.4 million on properties sold and properties with changes in the expected holding periods.
Equity income from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The Company’s results of operations for the nine months ended September 30, 2026 compared to the same period in 2025 were impacted by developments, dispositions, gain on sales and impairment charges recorded on real estate properties, and capital markets transactions.
Revenues
Rental income decreased $47.6 million, or 5.5%, for the nine months ended September 30, 2026 compared to the prior year period. This decrease is primarily comprised of the following:
•Dispositions in 2025 and 2026 resulted in a decrease of $93.4 million.
•Leasing activity, including contractual rent increases, resulted in an increase of $41.1 million.
•A property reclassifying from an investment in financing receivable to buildings and improvements resulted in an increase of $2.1 million.
•Developments completed in 2025 resulted in an increase of $2.6 million.
Interest income decreased $2.6 million, or 24.0%, for the nine months ended September 30, 2026, compared to the prior year period primarily as a result of a property reclassifying from an investment in financing receivable to buildings and improvements of $1.6 million and notes receivables payoffs, net of new notes receivables, of approximately $1.0 million.
Other operating income increased $3.4 million, or 16.7%, for the nine months ended September 30, 2026, compared to the prior year period primarily as a result of income from management fees related to unconsolidated joint ventures.
Expenses
Property operating expenses decreased $20.3 million, or 6.3%, for the nine months ended September 30, 2026 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $35.9 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $3.7 million;
◦Compensation expense of $3.5 million;
◦Utilities expense of $3.4 million;
◦Administrative and other legal expense of $2.4 million;
◦Property tax expense of $0.9 million;
◦Janitorial expense of $0.7 million;

◦Insurance expense of $0.2 million; and
◦Security expense of $0.1 million.
•Developments completed in 2025 resulted in an increase of $0.7 million.
General and administrative expenses decreased approximately $14.6 million, or 24.9%, for the nine months ended September 30, 2026 compared to the prior year period primarily as a result of the following activity:
•Decrease in restructuring and severance-related charges of $12.4 million.
•Decrease in cash compensation expense of $2.6 million.
•Other decreases include legal and other administrative costs of $2.1 million.
•Increase in non-cash compensation expense of $2.5 million.
Depreciation and amortization expense decreased $68.0 million, or 15.0%, for the nine months ended September 30, 2026 compared to the prior year period primarily as a result of the following activity:
•Dispositions in 2025 and 2026 resulted in a decrease of $49.8 million.
•Assets that became fully depreciated resulted in a decrease of $48.5 million.
•Leasing costs amortization resulted in an increase of $6.9 million.
•Developments completed in 2025 resulted in an increase of $0.9 million.
•Various building and tenant improvement expenditures resulted in an increase of $22.5 million.

Other Income (Expense)
Gains on sale of real estate properties and other assets
Gains on the sale of real estate properties and other assets for the nine months ended September 30, 2026 and 2025 totaled $17.0 million and $99.7 million, respectively.
Interest expense
Interest expense decreased $26.9 million, or 16.7%, for the nine months ended September 30, 2026 compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2026	2025	$	%
Contractual interest	$103,141	$130,639	$(27,498)	(21.0)%
Net discount/premium accretion	31,755	32,169	(414)	(1.3)%
Debt issuance costs amortization	3,996	3,446	550	16.0%
Amortization of interest rate swap settlement	1,544	53	1,491	2,813.2%
Amortization of treasury hedge settlement	320	320	—	—%
Interest cost capitalization	(9,671)	(8,591)	(1,080)	12.6%
Interest on lease liabilities	2,800	2,764	36	1.3%
Total interest expense	$133,885	$160,800	$(26,915)	(16.7)%
Contractual interest expense decreased $27.5 million, or 21.0%, for the nine months ended September 30, 2026 compared to the prior year period primarily as a result of the following activity:
•The unsecured term loans accounted for a decrease of approximately $2.6 million.
•The unsecured term loan repayments accounted for a decrease of approximately $24.4 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.6 million.
•Repayments of the 2025 and 2026 Senior Notes and the 2032 Exchangeable Senior Notes borrowing resulted in a net decrease of $2.3 million.
•The impact of interest rate swaps accounted for an increase of $2.0 million.
•The commercial paper program and unsecured credit facility accounted for a net increase of approximately $0.4 million.

Debt extinguishment costs
During the nine months ended September 30, 2026, the Company recorded approximately $1.7 million in debt extinguishment costs related to the repayment of the Senior Notes due 2026.
During the nine months ended September 30, 2025, the Company recorded approximately $0.3 million in debt extinguishment costs related to the renewal of its Unsecured Credit Facility.
Interest and other income (expense)
During the nine months ended September 30, 2025, the Company reclassified approximately $2.8 million from AOCI to other expense related to ineffectiveness on eight interest rate swaps. See Note 5 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's derivative accounting.
Impairment of real estate properties and credit loss recoveries (reserves)
During the nine months ended September 30, 2026, the Company recognized real estate impairments totaling $58.9 million on properties sold and properties with changes in the expected holding periods, net of a $1.0 million credit loss recovery on one of its previously settled mortgage notes receivable. During the nine months ended September 30, 2025, the Company recognized impairments totaling $255.4 million on properties sold and properties with changes in the expected holding periods. In addition, the Company recorded $1.5 million in credit loss reserves relating to a mortgage notes receivable and a $1.9 million fair value adjustment for an equity investment in other assets.
Equity income from unconsolidated joint ventures
The Company recognized its proportionate share of income or losses from its unconsolidated joint ventures. Losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements in this report for more details regarding the Company's unconsolidated joint ventures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2026, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, the Company repurchased shares of its common stock as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs (2)	MAXIMUM NUMBER (or Approximate DOLLAR VALUE) OF SHARES that may yet be purchased under the plans or programs (2)
July 1 - July 31	—	$—	—	$400,115,119
August 1 - August 31	—	—	—	400,115,119
September 1 - September 30	2,766,910	18.07	2,764,690	350,170,427
Total	2,766,910	$18.07	2,764,690	$350,170,427
1Share purchases in the three months ended September 30, 2026 represent shares of Company common stock withheld and cancelled to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as well as shares repurchased under publicly announced programs.
2On October 28, 2025, the Company's Board of Directors authorized the repurchase of up to $500 million of outstanding shares of the Company's common stock, which was scheduled to expire on October 27, 2026. On October 26, 2026, the Company's Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company's common stock, superseding the previous $500.0 million stock repurchase authorization. The new stock repurchase authorization expires on October 25, 2027, and the Company may suspend or terminate repurchases at any time without prior notice.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
October 29, 2026